Form 10-K
period 1993-12-31
LONG ISLAND LIGHTING CO
filed 1994-03-15
CIK 60251

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        COMMISSION FILE NUMBER 1-3571

                            ------------------------

                          LONG ISLAND LIGHTING COMPANY
              Incorporated pursuant to the Laws of New York State

                            ------------------------

      INTERNAL REVENUE SERVICE - EMPLOYER IDENTIFICATION NUMBER 11-1019782
             175 EAST OLD COUNTRY ROAD, HICKSVILLE, NEW YORK 11801
                                  516-755-6650
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                       Title of each class so registered:

Common Stock ($5 par)

Preferred Stock ($100 par, cumulative):
  Series B, 5.00%                           Series I, 5 3/4%,
                                            Convertible

  Series E, 4.35%                           Series CC, 7.66%

Preferred Stock ($25 par, cumulative):
  Series AA, 7.95%                          Series NN, $1.95
  Series GG, $1.67                          Series QQ, 7.05%

General and Refunding Bonds:
   8 3/4% Series Due 1996                   8.50% Series Due 2006            9 5/8% Series Due 2024
   8 3/4% Series Due 1997                   7.90% Series Due 2008
   7.85% Series Due 1999                    9 3/4% Series Due 2021

Debentures:
   10.25% Series Due 1994                   7.30% Series Due 2000           11.375% Series Due 2019
   11.75% Series Due 1994                   7.05% Series Due 2003             8.90% Series Due 2019
  10.875% Series Due 1999                   7.00% Series Due 2004                9% Series Due 2022
    7.30% Series Due 1999                   7.50% Series Due 2007             8.20% Series Due 2023

     NAME OF EACH EXCHANGE ON WHICH EACH CLASS IS REGISTERED: The New York Stock Exchange and the Pacific Stock Exchange are the only exchanges on which the Common Stock is registered. The New York Stock Exchange is the only exchange on which each of the other securities listed above is registered.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  /X/   No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     /X/

     The aggregate market value of the Common Stock held by non-affiliates of the Company at March 1, 1994 was $2,616,304,039.50. The aggregate market value of Preferred Stock held by non-affiliates of the Company at March 1, 1994, established by Lehman Brothers based on the average bid and asked price, was $681,486,015.

 COMMON STOCK ($5 PAR) -- SHARES OUTSTANDING AT FEBRUARY 22, 1994: 112,527,452

     The Company's proxy statement for its Annual Meeting of Shareowners to be held on April 12, 1994 has been incorporated by reference into Part III of this Form 10-K to provide information required in Item 10 (Directors and Executive Officers of the Company) as to Directors, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
ABBREVIATIONS                                                              iii

ITEM 1.  BUSINESS                                                            1

     The Company                                                             1
     Territory                                                               1
     Segments of Business                                                    2
     Employees                                                               2
     Regulation and Accounting Controls                                      2
     Electric Operations                                                     3
        General                                                              3
        System Requirements and Reliability                                  4
        Energy Sources                                                       5
          Oil                                                                5
          Gas                                                                5
          Nuclear                                                            5
          Independent Power Producers and Cogenerators                       5
          Interconnections                                                   6
          Conservation Services                                              6
        1989 Settlement and Electric Rates                                   6
          General                                                            6
          The Rate Moderation Agreement                                      7
          Electric Rates                                                     7
     Gas Operations                                                          9
        General                                                              9
        Gas System Requirements                                              9
        Gas Transportation and Supply                                        9
          Gas Transportation                                                10
          Year-Round Pipeline Firm Transportation                           10
          Winter Seasonal Pipeline Firm Transportation                      10
          Storage                                                           10
          Gas Supply                                                        10
          Year-Round Firm Supply                                            11
          Winter Seasonal Firm Supply                                       11
          Peak Shaving                                                      11
        Gas Rates                                                           11
        Non-Regulated Activities                                            11
        Recovery of Transition Costs                                        11
     Environment                                                            12
        General                                                             12
        Air                                                                 12
        Water                                                               12
        Land                                                                12
        Nuclear Waste                                                       13
     The Company's Securities                                               14
        General                                                             14
        The G&R Mortgage                                                    14
        The First Mortgage                                                  16
        Unsecured Debt                                                      16
        Equity Securities                                                   17
     Shoreham Decommissioning                                               18
     Executive Officers of the Company                                      19
     Capital Requirements, Liquidity and Capital Provided                   22

                                                                           Page
                                                                           ----

ITEM 2.  PROPERTIES                                                          22

ITEM 3.  LEGAL PROCEEDINGS                                                   22

     Shoreham                                                                22
     Nine Mile Point 2                                                       23
     Environmental                                                           24
     Human Resources                                                         24
     Other Matters                                                           24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 24


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                         25

ITEM 6.  SELECTED FINANCIAL DATA                                             26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         52

     Statement of Income                                                     53
     Balance Sheet                                                           54
     Statement of Capitalization                                             56
     Statement of Cash Flows                                                 58
     Statement of Retained Earnings                                          59
     Notes to Financial Statements                                           60
     Report of Ernst & Young, Independent Auditors                           87

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                            88


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                     88

ITEM 11. EXECUTIVE COMPENSATION                                              88

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      88

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      88


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                             88

     List of Financial Statements                                            88
     List of Financial Statement Schedules                                   89
     List of Exhibits                                                        89
     Reports on Form 8-K                                                    109
     Schedules V, VI, VIII and X                                            111


SIGNATURES                                                                  119

                                 ABBREVIATIONS

 The following abbreviations are sometimes used in this Annual Report.


AFC . . . . . . . . . . . . .  Allowance For Funds Used During Construction
BFC . . . . . . . . . . . . .  Base Financial Component
BVPA  . . . . . . . . . . . .  Bondable Value of Property Additions
DEC . . . . . . . . . . . . .  New York State Department of Environmental Conservation
DOE . . . . . . . . . . . . .  United States Department of Energy
DSM . . . . . . . . . . . . .  Demand Side Management
Dth . . . . . . . . . . . . .  Dekatherms
EFRBs . . . . . . . . . . . .  Electric Facilities Revenue Bonds
EPA . . . . . . . . . . . . .  United States Environmental Protection Agency
FCA . . . . . . . . . . . . .  Fuel Cost Adjustment
FERC  . . . . . . . . . . . .  Federal Energy Regulatory Commission
First Mortgage  . . . . . . .  Indenture of Mortgage and Deed of Trust
FRA . . . . . . . . . . . . .  Financial Resource Asset
G&R Bonds . . . . . . . . . .  General and Refunding Bonds
G&R Mortgage  . . . . . . . .  General and Refunding Indenture
GAAP  . . . . . . . . . . . .  Generally Accepted Accounting Principles
Kw  . . . . . . . . . . . . .  Kilowatts
kWh . . . . . . . . . . . . .  Kilowatt hour
LIPA  . . . . . . . . . . . .  Long Island Power Authority
MW  . . . . . . . . . . . . .  Megawatts
Niagara Mohawk  . . . . . . .  Niagara Mohawk Power Corporation
Nine Mile Point 2 . . . . . .  Nine Mile Point Nuclear Power Station, Unit 2
NRC . . . . . . . . . . . . .  Nuclear Regulatory Commission
NYPA  . . . . . . . . . . . .  New York Power Authority
NYSEG . . . . . . . . . . . .  New York State Electric & Gas Corporation
NYSERDA . . . . . . . . . . .  New York State Energy Research and Development Authority
PCRBs . . . . . . . . . . . .  Pollution Control Revenue Bonds
PILOTS  . . . . . . . . . . .  Payments in-lieu-of-taxes
PRP . . . . . . . . . . . . .  Potentially Responsible Party
PSC . . . . . . . . . . . . .  Public Service Commission of the State of New York
RMA . . . . . . . . . . . . .  Rate Moderation Agreement
RMC . . . . . . . . . . . . .  Rate Moderation Component
Shoreham  . . . . . . . . . .  Shoreham Nuclear Power Station

                     A LISTING OF ABBREVIATIONS FREQUENTLY
                        USED IN THIS REPORT MAY BE FOUND
                    IMMEDIATELY AFTER THE TABLE OF CONTENTS



                                     PART I




ITEM 1.           BUSINESS

THE COMPANY:

            Long Island Lighting Company (the "Company") was incorporated in 1910 under the Transportation Corporations Law of the State of New York and supplies electric and gas service in Nassau and Suffolk Counties and to the Rockaway Peninsula in Queens County, all on Long Island, New York. The mailing address of the Company is 175 East Old
Country Road, Hicksville, New  York 11801 and its general telephone number is
(516) 755-6650.

TERRITORY:

            The Company's service territory covers an area of approximately 1,230 square miles. The population of the service area, according to the Company's 1993 estimate, is about 2.7 million persons, including approximately 98,000 persons who reside in Queens County within the City of New York. The 1993 population estimate reflects a .14% increase since the 1990 census.

            Approximately 80% of all workers residing in Nassau and Suffolk Counties are employed within the two counties. In 1993, total non-agricultural employment in Nassau and Suffolk Counties increased by approximately 5,200 employees, an employment increase of 0.5%.

            The area served is predominantly residential, but the Company receives approximately one-half of its electric revenues from commercial and
industrial customers.   Although electronics and aerospace  are the  largest
manufacturing industries  in the  area, about  88% of  total employment is
non-manufacturing.   Industrialization  is gradually  increasing in Suffolk
County which, with three times the land area, has only one-third the population density of Nassau County.

SEGMENTS OF BUSINESS:

            The percentages of total revenues and operating income before income taxes derived from electric and gas operations for each of the last three years are shown in the following table:

                                         Percentage of         Percentage of
                                             Total               Operating
                                            Revenues               Income*
                                         -------------        ----------------
                                         Electric  Gas        Electric    Gas
                                         --------  ---        --------    ---
                       1991                86       14           98        2
                       1992                84       16           92        8
                       1993                82       18           89        11

- ---------------

* Before income taxes.

- ---------------

            For additional information respecting the Company's electric and gas financial results and operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 1993" and "Selected Financial Data" and Notes 2, 3, and 11 of Notes to Financial Statements for the Year Ended December 31, 1993.

EMPLOYEES:

            The Company has approximately 6,300 full-time employees, of which approximately 2,500 belong to Local 1049 and approximately 1,500 belong to Local 1381 of the International Brotherhood of Electrical Workers
("A.F.L.-C.I.O.").   On February  6, 1992, the Company  and the unions  agreed
upon contracts which will expire on February 13, 1996.

REGULATION AND ACCOUNTING CONTROLS:

            The Company is subject to regulation by the Public Service Commission of the State of New York (the "PSC") with respect to rates, issuance and sale of securities, adequacy and continuance of service, safety and siting of certain facilities, accounting, conservation of energy,
management effectiveness  and  other  matters.    To  ensure that  its
accounting controls and procedures are consistently maintained, the Company has created a program which is monitoring those controls and procedures.
The  Audit   Committee  of  the  Company's   Board  of  Directors,   as  part
of  its responsibilities, periodically reviews this monitoring program.

            New York law requires that all utilities be periodically audited to identify those aspects of their operations, if any, which are in need of improvement. A comprehensive management audit report was issued by the PSC in March 1993. The audit report favorably recognized many of the initiatives the Company is taking, including its efforts to improve customer service and control costs while changing the basic culture and
orientation of  employees.   The  report also  contains constructive
recommendations for improving the effectiveness of the Company's overall management. During 1993, the PSC also completed an audit of the Company Customer Service Incentives Program and of the practices for provision and management of legal services.

            The Company is also subject, in certain of its activities, including accounting, to the jurisdiction of the United States Department of Energy  ("DOE") and  the Federal Energy  Regulatory Commission ("FERC").
In addition to its accounting jurisdiction, FERC has jurisdiction over the rates the Company may charge for the sale of electric energy for resale in interstate commerce, including the rates the Company charges for electricity sold to municipal electric systems within the Company's territory, and for the transmission, through the Company's system, of electric energy to other
utilities  or to industrial customers.   FERC also has some jurisdiction over
a portion of the Company's gas supplies and substantial jurisdiction over transportation to the Company of its gas supplies.

            Operation of Nine Mile Point Nuclear Power Station, Unit 2 ("Nine Mile Point 2"), a nuclear facility in which the Company has an 18% interest, is subject to regulation by the Nuclear Regulatory Commission ("NRC").

ELECTRIC OPERATIONS:

            General

            The Company's system energy requirements are supplied from sources located both on and off Long Island. Company-owned generating facilities with an aggregate summer generating capability of approximately 4,251,000 kilowatts ("kW") include five steam electric generating stations and a number of internal combustion and diesel supplemental generating units, all located on Long Island, and the Company's 18% share of Nine Mile Point 2,
a nuclear generating station located in upstate New York.   Generating
facilities owned by others, such as independent power producers and cogenerators located on Long Island and investor-owned and public electric systems located off Long Island, provide the balance of the Company's energy supplies.

            In the years between 1982 and 1991, the Company purchased between 13% to 25% of its power requirements from others. In 1992, purchased power increased to 38%. In 1993, the amount of power purchased from others
amounted  to  41%.   In  1992  and 1993,  cogenerators  and  independent power
producers provided 9.4% of  the Company's system requirements for  each of
those years.   During 1995, after  the 136 MW Holtsville facility  owned by the
New York Power Authority ("NYPA") is completed in early 1994 and the new 40 MW cogeneration facility at the Stony Brook campus of the State University of New York ("Stony Brook")is completed in early 1995, independent power producers and cogenerators will provide an estimated 13.7% of the Company's system energy requirements. For information about a 300 MW cogeneration facility that is the subject of litigation, see the discussion about Mayflower Energy Partners, L.P. ("Mayflower") under the heading "Energy Sources -- Independent Power Producers and Cogenerators."

            The Company does not expect any new major independent power producers to be built on Long Island in the foreseeable future for several reasons. Under federal law, the Company is required to buy energy from qualified producers at the Company's avoided costs. Current long-range avoided cost estimates for the Company have significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company and with existing independent power producers. Also, with the Company's load being 45% residential, 52% commercial and industrial and 3% other sales, and with approximately 200 MW of net capacity from independent power producers and cogenerators already installed on Long Island, the market for additional large electric projects to provide power to the Company's remaining commercial and industrial customers is small.

            The following table indicates the 1993 summer capacity of the Company's major generating stations and internal combustion units as reported to the New York Power Pool ("NYPP") in December 1993:

                             Description                   Number of Units         MW
                             -----------                   ---------------        ----
                Northport . . . . . . . . . . . . .               4               1514
                Port Jefferson  . . . . . . . . . .               4                474
                Glenwood  . . . . . . . . . . . . .               2                230
                E.F. Barrett/Island Park  . . . . .               2                387
                Far Rockaway  . . . . . . . . . . .               1                114

                Internal Combustion Units . . . . .               42              1344

                Nine Mile Point 2 (18% Share) . . .                1               188
                                                                  --               ---
                     Total  . . . . . . . . . . . .               56              4251
                                                                  ==              ====

            The maximum demand on the Company's system to date was 3,967,000 kW on July 9, 1993, representing 83% of its total available capacity of 4,799,000 kW on that day, which included 548,000 kW of firm
capacity purchased  from other  sources.   By  agreement with  the NYPP,  the
Company is required to maintain, on a monthly basis, an installed and contracted firm power reserve generating capacity equal to at least 18% of its actual peak load. The Company is currently meeting this NYPP requirement.

            System Requirements and Reliability

            The   Company's   current  electric   load   forecasts  indicate
that,   with  continued implementation  of  its  conservation  and  load management programs and with the availability of electricity provided by the Company's existing generating facilities, by its portion of nuclear energy generated at NMP2 and by power purchased from other electric systems and from certain non- Company-owned facilities, located within the Company's service territory, Long Island has adequate generating sources to meet its energy demands through the end of the century.

            System kWh energy requirements in 1993 were 2.6% higher than in 1992 and .5% higher than in 1988. The compound annual growth rate for the five-year period ended December 31, 1993 was .1%.

            As a result of the implementation of conservation programs and the availability to customers of energy supplies from cogeneration sources discussed below under the heading "Independent Power Producers and Cogenerators," the Company forecasts a 0.7% and 1.7% decrease, relative to the year 1993, in system energy requirements for the years 1994 and 1995, respectively. However, for the period 1993-2003, the Company forecasts an average annual growth rate in system energy requirements of .6%.

            The Company's system electric requirements for the last three years were provided as follows:


                       Percentage of System Requirements

                                                                         Purchased
                              Oil*          Gas*          Nuclear**        Power***
                              ---           ---           -------          -----
                  1991         50            18               7               25
                  1992         37            19               6               38
                  1993         33            19               7               41

- ---------------

  * Generated on the Company's own system. Oil consumption for the Company's system electric energy requirements in 1993 was 9.7 million barrels
    compared to  10.7 million barrels in 1992.   Certain units  may be fired
    with natural gas when it is available on an economic or as-required basis. Gas consumption for the Company's system electric energy requirements in 1993 was 36.3 million dekatherms compared to 34.5 million dekatherms in 1992.

 ** Generated at Nine Mile Point 2.

*** Generated at (i) more economical nuclear, coal, oil and hydroelectric units owned by other electric systems and transmitted to the Company over its interconnections and (ii) cogenerators and independent power producers located within the Company's service territory.

- ---------------

            Energy Sources

            Oil:  Oil is the principal fuel burned in the Company's electric
generating stations.   In recent years,  the Company has  been able to reduce
its oil requirements by burning natural gas, by using nuclear energy generated at Nine Mile Point 2 and by purchasing power from other systems, cogenerators and independent power producers. The availability and cost of oil used by the Company are affected by factors beyond its control such as the international oil market, environmental regulations, conservation measures and the availability of alternative fuels. However, any changes in
oil costs are  reflected in rates charged  to the Company's customers.   The
Company's fuel oil is supplied principally by five suppliers, no one of which normally provides more than one-half of the total requirements.

            For information concerning federal and other regulatory environmental limitations on fuel oil burned by the Company, see
"Environment --  Air."   For additional  information  concerning the recovery
of fuel oil costs, see Note 1 to Notes to Financial Statements for the Year Ended December 31, 1993.

            Gas:   In addition to burning oil,  several of the Company's
generating stations have the capability  of burning natural gas.   These
dual-fired units enable the Company to burn the most cost efficient fuel and to reduce its dependency on oil.

            Nuclear:  The Company holds an 18% interest in  Nine Mile Point 2,
a 1,047 megawatt ("MW") nuclear generating unit  near Oswego, New York.   The
cotenants of Nine Mile Point 2, in addition to the Company, are Niagara Mohawk Power Corporation ("Niagara Mohawk"), New York State Electric & Gas Corporation ("NYSEG"), Rochester Gas and Electric Corporation ("RG&E") and Central Hudson Gas & Electric Corporation.

            For additional information on Nine Mile Point 2 and nuclear plant insurance, see Notes 5 and 9, respectively, of Notes to Financial Statements for the Year Ended December 31, 1993.

            Independent  Power   Producers  and  Cogenerators:     Independent
power   producers  and cogenerators located within the Company's  service territory provided approximately 200 MW of power to the Company, the equivalent of approximately 9.4% of the Company's energy requirements in 1993. Capacity from these sources is expected to reach 340 MW by the summer of 1994.

            The Company has also entered into contracts for approximately 50 MW of power from various projects under construction on an energy-only basis,
including the Stony Brook project.   The Company has also signed  contracts for
energy-only purchases totaling over 400 MW from several projects that are not expected to be built prior to the expiration date of these contracts, December 31, 1994. In addition, the Company was ordered by the PSC to enter into a contract, which it executed under protest, with Mayflower to purchase, on an energy-only basis, power for 15 years from a 300 MW facility scheduled to begin commercial operation in 1995. On December 30, 1993, the Appellate Division, Third Department, of the New York Supreme Court, affirmed the Supreme Court of the State of New York Special Term's decision that had annulled the PSC order requiring the Company to enter into the agreement with Mayflower (Long Island Lighting Company v. Public Service Commission of the State of New
York and  Mayflower Energy Partners,  L.P.).   In the Special Term decision,
the court held that the PSC had violated the federal Public Utility Regulatory Policies Act ("PURPA") and the New York Public Service Law, and had acted arbitrarily when it ordered the Company to sign a power purchase contract with Mayflower incorporating the PSC's 1989 Long Run Avoided Cost estimates. The Third Judicial Department affirmed the Special Term's decision, finding that the PSC-determined rates were not just and reasonable as required under PURPA and the New York Public Service Law.

            Interconnections: Five interconnections allow for the transfer of electricity between the Company and members of the NYPP and the New
England Power Pool.   Energy from these  sources is transmitted pursuant  to
transmission agreements with Niagara Mohawk, NYPA and Consolidated Edison Company of New York, Inc. ("Con Edison") and displaces energy which would otherwise be generated on the Company's system with higher cost fuel oil.
The capacity of these interconnections  is utilized for  (i)  the  requirements
of  Con  Edison,  a   co-owner  with  the  Company  of  three  of   these
interconnections, (ii) the requirements on Long Island of NYPA, the owner of one of these interconnections, (iii) the transmission of the Company's share of power from Nine Mile Point 2 and (iv) the Company's purchases from NYPA and other utilities.

            Conservation Services: The Company's 1993 Electric Conservation and Load Management Plan called for a cumulative 194 MW reduction in coincident peak demand by December 31, 1993 and a cumulative annualized energy savings of 578 gigawatthours ("GWh"). The Company has met these targets
with  an  expenditure of  $33.5 million.   These  reductions were  achieved
through several different program types including customer education/information rebate, audit and direct installation which targeted a number of energy efficient technologies.

            In the fourth quarter of 1993, the Company filed a Modified Demand Side Management ("DSM") Plan with the PSC to support the objectives
of the  Company's December  31, 1993 electric filing.   For  additional
information,  see  the discussion  under the  heading, "1989  Settlement and
Electric Rates--Electric  Rates."   Under this  modified plan,  which includes
a substantially lower budget than the one approved for 1994, a greater emphasis will be placed on the educational aspect of the Company's conservation efforts in lieu of the conventional reliance on rebates. This will help to shift the responsibility for adopting and implementing energy efficient practices away from the utility and to the customer. In addition, to control DSM costs further, the Company will promote financing programs and look to foster cost sharing relationships with manufacturers of energy efficient appliances.

            1989 Settlement and Electric Rates

            General:   On February 28, 1989,  the Company and the State  of New
York (by its Governor) entered into an agreement (the "1989 Settlement") settling certain issues relating to the Company and providing for, among other matters, the transfer of the Shoreham Nuclear Power Station ("Shoreham") to the Long Island Power Authority ("LIPA"), Shoreham's subsequent decommissioning and the return of the Company to financial health.

            For additional information respecting the 1989 Settlement, see the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 1993" and Note 2 of Notes to Financial Statements for the Year Ended December 31, 1993.

            The  Rate Moderation  Agreement:   The Rate  Moderation Agreement
("RMA"), a constituent document of the 1989 Settlement approved by the PSC, created an asset known as the Financial Resource Asset (the "FRA") and provides for its full recovery. The FRA has two components, the Base Financial Component (the "BFC") and the Rate Moderation Component (the "RMC").

            The RMA, by its terms, specifies that the FRA was created to provide the Company with adequate financial indicia to restore the Company's debt securities to investment grade levels as determined by independent rating agencies.

            The BFC, as initially established, represented the present value of the future net-after-tax cash flows which the RMA provided the
Company for its financial recovery.   The BFC was granted rate base  treatment
under the terms of the RMA, similar to other plant investments, and is included in the Company's electric rates through an amortization over 40 years on a straight-line basis. At December 31, 1993, the BFC amounted to $3.6 billion.

            The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the RMA. This revenue difference, together with a carrying charge equal to
the allowed rate  of return on  rate base, has  been deferred.   The RMC has
provided the Company with a substantial amount of non-cash earnings since the effective date of the 1989 Settlement through December 31, 1992, because the revenues provided under the RMA were less than the revenues required under conventional ratemaking. The RMC balance was $652 million at December 31, 1992. During 1993, however, as revenues provided under the RMA began to exceed the revenues that would have been provided under conventional ratemaking, the RMC balance began to decline. Thus, at December 31, 1993, the RMC balance was $610 million.

            The Company  has no reason  to believe  that the PSC  will fail to
continue to  honor its commitments,  contained   in  the   RMA,  respecting
the   recovery  of  the   FRA  and   other  1989 Settlement-deferred  charges.
This belief is based, in part, upon the PSC's actions granting the Company six of the 11 electric rate increases contemplated by the RMA, discussed below, and, in part, upon the PSC's publicly confirmed commitment to the
effectuation of  the 1989  Settlement.   Those actions have been consistent
with provisions of the RMA regarding the establishment and recovery from ratepayers of the FRA and other 1989 Settlement-deferred charges provided by the RMA.

            For additional information respecting the RMA, the BFC and the RMC, see Notes 1, 2 and 3 of Notes to Financial Statements for the Year Ended December 31, 1993.

            Electric Rates: The RMA contemplated, among other objectives, a series of rate increases designed to restore the Company to financial
health.   Pursuant to  the RMA,  the Company received electric rate increases of 5.4%  effective February 18, 1989 and 5.0% for each of  the rate years that
began on December  1, 1989  and December 1,  1990.   In 1991, the  PSC approved
annual electric rate increases of 4.15%, 4.1% and 4.0% to be effective on December 1 of 1991, 1992 and 1993, respectively.

            On December 31, 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994, that minimizes future electric rate increases while retaining consistency with the RMA's objective of continuing the restoration of the Company's financial health.
The filing proposes no base electric  rate increases in years one and  two of
the plan and an  overall increase of  4.3% in  the third  year.   The Company's
electric rate  plan filing  is subject to  PSC approval.

            Although base electric rates would be frozen during the first two years of the plan, annual rate increases of 1% in the first year and 2% in the second year are expected to result in these years from the
operation of  the  Company's fuel  cost adjustment  clause  ("FCA").   The FCA
captures, among other amounts, any increases in the cost of fuel above the level recovered in base rates and, under the rate mechanisms that have been in effect since 1991, a portion of (i) earned incentives and (ii) variances in actual versus forecasted electric revenues and certain cost components occurring in prior periods.

            The Company's proposed electric rate plan provides for lower annual electric rate increases than were originally anticipated under the
1989 Settlement.    However, as  a result  of changes  in certain  assumptions upon which the RMA was based, their impact on the RMC and the Company's plans to reduce DSM, operations, maintenance and capital expenditures, the Company has determined that the overall objectives of the RMA can be met under the proposed multi-year plan
described in the preceding paragraph.   Because of lower inflation rates,
interest costs, property taxes, fuel costs and return on common equity allowed by the PSC, the RMC, which originally had been anticipated to peak at $1.2 billion in 1994, has already peaked at $652 million in 1992. With the exception of an increase in 1995-1996, which is not now projected to cause the RMC to increase above its $652 million peak, the RMC is expected to decline until it is fully amortized. The actual length of the period over which the RMC is to be amortized will depend on the extent to which the assumptions underlying the rate plan materialize. While the proposed electric rate plan may extend the recovery period for the RMC by one but not more than three years, the Company's current projections indicate that the RMC will be recovered in a period of approximately 11 years that began on July 1, 1989.

            On November 2, 1993, the New York State Consumer Protection Board and the Long Island Power Authority ("CPB/LIPA") filed a Petition with the PSC asking the PSC to hold a proceeding on freezing or possibly reducing the Company's electric rates for the period December 1994 to November 1997. In written comments filed on January 12, 1994 in response to the CPB/LIPA Petition, LILCO urged the PSC to reject the Petition and consider the CPB/LIPA's issues in the proceeding that has been established regarding the Company's three-year rate application. Staff of the Department of Public Service filed a response urging the PSC to reject the Petition and consider these issues in the Company's current electric rate proceeding. The Attorney General for New York State also filed comments that urge the PSC to conduct a full investigation of the Company's rates in the course of the current proceeding concerning its proposed electric rate plan.

            For additional information respecting electric rate increases, see Note 3 of Notes to Financial Statements for the Year Ended December 31, 1993.

GAS OPERATIONS:

            General

            In 1993, recognizing the growing importance of its gas operations and the dynamic changes then anticipated as a result of proceedings before FERC to deregulate the transportation of natural gas, the Company established
its  gas operations as a separate corporate business unit.   During 1993, the
Company's gas business unit focused on two areas: one, continuing its marketing efforts on Long Island and two, seeking opportunities in the newly de-regulated national natural gas market.

            Gas System Requirements

            At year-end 1993, the Company had a total of 445,830 firm gas customers, compared to 441,580 at year-end 1992, and 436,352 at year-end
1991.   Of the  1993 year-end total,  269,994 were space  heating  customers.
Total sales in 1993 were 59,182,674 dekatherms ("Dth"), compared to 56,292,131 Dth in 1992. The maximum daily firm demand experience on the Company's gas system in 1993 was 485,896 Dth on December 26, 1993; the prior maximum daily firm demand of 466,517 Dth was on February 1, 1993. Accompanied by unusually cold weather, seven new maximum daily firm demand records came in early 1994 -- the highest being 585,227 Dth on January 19, 1994.

            The forecasted maximum daily firm gas demand for the 1993-94 winter season (November 1 - March 31) was 577,900 Dth, representing 85% of the Company's maximum daily firm operating supply capability of 682,284 Dth for this period. This forecast was exceeded in January 1994. Based on the forecasted maximum daily firm gas demand, the Company should have a peak day surplus of 77,057 Dth of firm supply including peak shaving capability for the 1993-94 winter season. The Company recovers the costs of its gas supply from both its firm and interruptible customers through provisions in the Company's rate schedules.

            Continuing its recent efforts to expand the base of customers across which its fixed costs can be absorbed, the Company is emphasizing
residential and  commercial gas  marketing.   In particular, new market
segments and new uses for natural gas are being sought. The technology for natural gas vehicles ("NGVs") is becoming commercially viable, and the Company is working internally and with customers to put NGVs on the road. For example, the Metropolitan Suburban Bus Authority ("MSBA"), a subsidiary corporation of the Metropolitan Transportation Authority principally serving Nassau County, has installed a natural gas compression station and is operating ten dedicated NGVs. MSBA anticipates purchasing more than 200 buses fueled by compressed natural gas over the next five years.


            Gas Transportation and Supply

            The proceedings before FERC, developing out of its Order No. 636, have resulted in a regulatory "unbundling" of the gas supply, transportation and storage services that for decades had been provided by
the  nation's natural  gas pipelines.   In  the past,  local distribution
companies ("LDCs")  have  purchased  their gas  supplies  at the  citygate from those pipelines serving their territories. The citygate is generally the location where the interstate pipeline meets the local distribution company's system. The Company shares common citygate facilities, known as the New York Facilities, with Con Ed and the Brooklyn Union Gas Company. The Company's principal pipelines have been Transcontinental Gas Pipe Line Corporation ("Transcontinental"), Texas Eastern Transmission Corporation ("Texas Eastern"), CNG Transmission Corporation ("CNG"), Tennessee Gas Pipeline Company ("Tennessee") and, beginning in early 1992, the Iroquois Gas Transmission System ("Iroquois"). Through two wholly-owned subsidiaries, the Company is a general partner in Iroquois, with an equity share of 1%, and in the Liberty Pipeline Company ("Liberty"), with an equity
share of 3-1/3%.   With respect to Liberty, proceedings for authority to
construct and operate are now pending before FERC.

            Under FERC Order No. 636, pipelines, for the most part, no longer act as sales agents to bundle the mix of services from the producers and
other interstate pipelines.   LDCs must  now make arrangements for gas
supplies and gas storage directly with producers, marketers and the owners of storage facilities. In addition, each LDC must now also make separate transportation arrangements with each pipeline in the path between the supplier and the LDC's citygate and not merely with the nearest pipeline
connecting to  the LDC's system.   This fundamental  change in the  way LDCs
conduct their activities has affected the reliability, pricing and diversification of their natural gas supplies.

            Gas Transportation: The Company's gas transportation capacity for meeting its 1993-94 winter season requirements is provided from a portfolio of year-round, winter seasonal and storage services summarized below:

                     1993-94 Winter Peak-Day Transportation Capacity:
                     -----------------------------------------------
                       Type of Supply       Dth Per Day
                       --------------       -----------
                       Year-Round             243,692
                       Winter Seasonal          2,726
                       Storage                287,839
                                              -------

                       Total                  534,257
                                              =======

            Year-Round Pipeline  Firm Transportation:   The Company has
303,692 Dth per day  of year- round   pipeline   firm   transportation
capacity   from   four   interstate   pipeline   companies: Transcontinental,
Texas Eastern, Tennessee and Iroquois. For the winter 1993-1994 season, options on 60,000 Dth per day of capacity have been granted to off-system markets leaving a total of 243,692 Dth available to meet system peak-day requirements.

            Winter Seasonal  Pipeline Firm Transportation:   The Company has
winter seasonal pipeline firm  transportation capacity on  Transcontinental
amounting to 2,726  Dth per day.   This incremental capacity is available
through March 31, 1994.

            Storage:   The Company  also has  long-term firm  storage services
to meet higher winter demand which provide a total operating supply of approximately 287,839 Dth per day with a total capacity of 22,692,363 Dth for the winter period. Of these totals, 277,589 Dth per day, or a total capacity of 21,455,363 Dth, is provided by a gas storage field at Leidy, Pennsylvania, and 10,250 Dth per day, or a total capacity of 1,237,000 Dth for the winter period is provided by a gas storage field in upstate New York operated by Honeoye Storage Corporation, in which the Company has a 23-1/3% equity interest. In addition, the Company has the right to request 812,500 Dth in the winter period from a cogeneration facility with the obligation to return quantities in kind during the following summer period.

            The Company also  contracts for  storage capacity in  a facility
in the  Gulf Coast  near sources  of supply and  pipeline transportation.   Up
to 50,687 Dth per day can be withdrawn with a total of 4,459,220 Dth of storage capacity in the Washington storage facility in Louisiana. While this facility provides the Company with greater security of supply and enhanced operational flexibility in meeting peak-day requirements, the Company has no related firm pipeline transportation agreement for these supplies. Therefore, to take gas from this storage, the Company must curtail the transportation of some of its firm contract supply.

            Gas Supply: The Company's gas supplies for the 1993-94 winter season are provided from a portfolio of year-round, winter seasonal, storage and peak shaving supplies summarized below.

            Year-Round Firm Supply: Of the 213,469 Dth of firm supplies, 83,575 Dth are Canadian and 129,894 Dth are domestic. The Company is a 2.7% equity owner of Boundary Gas, Inc., ("Boundary"), a corporation formed with 15 other gas utility companies to act as a purchasing agent for the importation of natural gas from Canada. The Company obtains 2,470 Dth per day of its long-term firm Canadian supply from this source. Gas supplies to use 90,223 Dth per day of the remaining year-round pipeline firm transportation capacity are purchased by the Company in both the seasonal and monthly spot markets.

            Winter Seasonal  Firm Supply:   The Company  also contracts  for
firm seasonal supply of 90,223 Dth delivered during the five winter months each year from a number of winter seasonal suppliers.

            Peak Shaving: The Company has its own peak shaving supplies to meet its requirements on excessively cold winter days. This includes a liquefied natural gas plant with a storage capacity of approximately 620,000 Dth of gas and vaporization facilities which provide 103,300 Dth per day to
the peak-day capability  of the Company's system.   In addition,  the Company
has propane facilities that produce 17,400 Dth per day of peak shaving with a storage capacity of approximately 100,000 Dth.

            Gas  Rates

            In December 1993, the PSC approved a three-year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provides that the Company receives, for each of the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%,
3.8% and 2.8%, respectively.   In the determination of the revenue
requirements for the first year  of the gas rate settlement,  an allowed rate
of return on  equity of 10.1% was used.   The gas rate decision also provides
for earnings in excess of a 10.6% return on equity in any of the three rate years covered by the settlement, to be shared equally between the Company's firm gas customers and its shareowners.

            In November 1992, the PSC approved a gas rate increase of 7.1%, or $35.7 million annually, effective December 1, 1992, with an allowed
return on common equity from gas operations  of 11.0%.   In November 1991,  the
Company  received a gas  rate increase of  4.1% effective  December 1, 1991.

            Non-Regulated Activities

            The unbundling of gas transportation activities and the need for local distribution companies to negotiate directly with producers and other suppliers and with pipelines has provided the Company with new
business opportunities.   These new opportunities include providing  gas to
non- traditional markets including LDCs and end-users from Mississippi to Connecticut. In addition, the Company has formed a wholly-owned subsidiary, Northeast Gas Marketers, Inc. ("NGMI"), to broker natural gas in the unregulated market. The Company is presently awaiting PSC authorization to fund up to $20 million of NGMI's unregulated gas brokering activities.

            Recovery of Transition Costs

            Transition costs  are  the  costs  associated  with  unbundling the pipelines' merchant services in compliance with FERC Order No. 636. They include pipelines' unrecovered gas costs and the costs that pipelines incur as a result of reforming or terminating their gas supply contracts.
In order to recover transition costs, pipelines must demonstrate to FERC (i) that such costs were attributable to FERC Order No. 636 and (ii) that they
were prudently incurred.   While the Company is challenging, on  both
eligibility and prudence grounds, its pipelines' efforts to recover their claimed transition costs, the Company presently estimates that it could be charged as much as $14 million in transition costs by several of its pipelines. The Company will seek permission from the PSC to recover these costs from its gas customers.

ENVIRONMENT:

            General

            The Company is subject to federal, state and local laws and regulations dealing with air and water quality and other environmental matters. It is not possible to ascertain with certainty if or when the various required governmental approvals for which applications have been made will be issued, whether, except as noted below, additional facilities or modifications of existing or planned facilities will be required or, generally, what effect existing or future controls may have upon Company
operations.   Except as set  forth herein below, no  material proceedings have been commenced or, to the knowledge of the Company, are contemplated by any federal, state or local agency against the Company, nor is the Company a defendant in any material litigation with respect to any matter relating to the protection of the environment.

            In 1994 and 1995, the Company anticipates expenditures of $12.5 million and $4.1 million, respectively, for environmental projects including projects described below for emission monitoring requirements and nitrogen oxide ("NOx") reduction requirements.

            Air

            Federal, state and local regulations affecting new and existing electric generating plants govern, among other emissions, sulfur dioxide and NOx and, in the future, hazardous air pollutants.

            The laws governing the sulfur content, by weight, of the fuel oil being burned by the Company in compliance with the United States Environmental Protection Agency ("EPA")-approved Air Quality State Implementation Plan ("SIP") are administered by the New York State
Department of Environmental Conservation  ("DEC").   The Company  does  not
expect to incur any costs to satisfy amendments to the Clean Air Act with respect to the reduction of sulfur dioxide emissions, since the Company already uses fuel with acceptable low levels of sulfur.

            The Company expects that it will have to expend $4.3 million in 1994 to meet continuous emission monitoring requirements and $3.5 million in 1994 and $2.0 million in 1995 to meet Phase I NOx reduction requirements.
In addition, subject to requirements that are expected to appear in regulations that have not yet been issued, the Company estimates that it may be required to expend as much as $125 million by May 1999 to meet Phase II NOx reduction requirements and approximately $50 million by 2000 to meet requirements for the control of hazardous air pollutants from power plants.

            Water

            Under the federal Clean Water Act and the New York State Environmental Conservation Law, the Company is required to obtain a State Pollutant Discharge Elimination System permit to make any discharge into the waters of the United States or New York State. The DEC has the jurisdiction to issue those permits and their renewals and has issued permits for the
Company's  existing generating units.   The permits allow the continued use of
the existing circulating water systems which have been determined to be  in
compliance with State  Water Quality Standards.   The permits also allow  for
the continued use of the existing chemical treatment systems.

            Land

            The Company is the owner of six pieces of property on which the Company or certain of its predecessor companies produced manufactured gas. The Company has investigated two of these sites for possible environmental contamination caused by these prior operations and plans to submit the
findings to  the appropriate  regulatory agencies  in 1994.   The  Company's
clean-up costs, if any, cannot be determined until the remediation alternatives have been reviewed by the regulatory agencies and negotiations with them have been completed. The Company will conduct similar investigations of the remaining four sites over the next several years. The Company cannot determine the costs of remediation for these four sites until the investigations have been completed and the results reviewed by the
appropriate  regulatory  agencies.   The  costs for  the remediation of these
sites are not expected to have a material impact on the Company's financial condition.

            The Company and nine other potentially responsible parties ("PRPs") have entered into an Administrative Order by Consent ("Consent Order") with the EPA to complete a Remedial Investigation and Feasibility Study ("RI/FS") for a site in Philadelphia, Pennsylvania, operated by a company known as Metal Bank of America, to which the EPA alleges that the Company shipped scrap transformers, possibly containing polychlorinated
biphenyls.   The  RI/FS, which  will be  completed in 1994,  will assess the nature and extent of site contamination and will suggest cleanup alternatives. The amount of the Company's liability, if any, which may be joint and several if imposed, cannot be ascertained until the EPA has selected a remedy from among the cleanup alternatives. The Company has notified the appropriate insurers but no lawsuit has been commenced.

            The EPA has conducted a thorough, unannounced inspection of the Company's hazardous waste Treatment Storage and Disposal Facility ("TSDF"). The inspection focused on compliance with hazardous waste management regulations. The EPA subsequently issued a Complaint and Compliance Order which noted several deficiencies, primarily related to permit modifications and minor operational issues, and proposed a $29,000 civil penalty. The Company has protested the amount of the penalty. The EPA also issued a letter requesting additional information on the Company's TSDF operations to which the Company has responded.

            Nuclear Waste

            Niagara Mohawk, on behalf of the NMP2 cotenants, entered into a contract with the Department of Energy ("DOE") for the permanent
storage  of NMP2  spent nuclear  fuel.   Under that contract, the NMP2
cotenants  are currently paying DOE a  user-fee of one-mil per kilowatthour  of
net nuclear  generation.   The  Company  is collecting  its  portion of  the
user-fee  from  the Company's ratepayers.

            Under the federal Low Level Radioactive Waste Policy Amendment Act of 1985, New York was required, by January 1, 1993, to have arranged for the disposal of all low level, radioactive waste generated within the state or, in the alternative, contracted for the disposal of waste at an operating
facility outside  the state.   Failure to do so  would require New  York to
either (1) take title to and possession of, and assume all liability for, all waste generated in the state or (2) forfeit to the generators of waste in the state the rebate of a portion of the surcharges paid by such generators for the disposal of waste at operating facilities outside the state.

            New York has entered into a contract with the  State of South
Carolina for the disposal of all low level radioactive waste (except mixed wastes) through June 1994. The Company can provide no assurance as to what disposal arrangements, if any, New York will have in place after that date if New York fails to make other waste
disposal  arrangements.     The  Company  may  incur   additional  costs  for
temporary   storage  of NMP2-generated waste at the NMP2 site.

            The Company expects that its costs to dispose of low level radioactive waste, including any surcharges or penalties, in an amount yet undetermined, will be recovered in electric rates. Moreover, under the Amended and Restated Asset Transfer Agreement, discussed below, LIPA is responsible for the disposal of waste associated with the decommissioning of Shoreham, although such costs will be paid by the Company and recovered through electric rates.


THE COMPANY'S SECURITIES:

            General

            The Company's securities are rated by Moody's Investors Service, Inc. ("Moody's"), Standard and Poor's Corporation ("S&P"), Fitch Investors Service, Inc. ("Fitch") and Duff and Phelps, Inc. ("D&P"). The Company's securities are rated as follows:

                                                        Moody's   S&P    Fitch   D&P
                                                        -------   ---    -----   ---
                First Mortgage Bonds  . . . . . . . .     Baa2    BBB-   BBB     BBB
                G&R Bonds . . . . . . . . . . . . . .     Baa2    BBB-   BBB     BBB
                1985 PCRBs* . . . . . . . . . . . . .     Aaa     NR     NR      NR
                1993 EFRBs* . . . . . . . . . . . . .     Aa2     NR     NR      NR
                Other EFRBs and PCRBs (unsecured) . .     Baa3    BB+    NR      NR
                Debentures (unsecured)  . . . . . . .     Baa3    BB+    BBB-    BB+
                Preferred Stock . . . . . . . . . . .   "baa3"    BB+    BBB-    BB


                MINIMUM INVESTMENT GRADE                  Baa3    BBB-   BBB-    BBB-

- ---------------

    *  - Secured by Letters of Credit.

   NR  - Not rated.
- ---------------


            The G&R Mortgage

            The Company's General and Refunding Indenture dated June 1, 1975 (the "G&R Indenture" or "G&R Mortgage") is a lien upon substantially all of the Company's properties. The lien of the G&R Mortgage, which is currently subordinate to the lien of the Company's Indenture of Mortgage and Deed of Trust dated September 1, 1951 (the "Indenture of Mortgage" or "First Mortgage"), will become the Company's most senior mortgage in 1997, the year in which the last of the currently outstanding non- pledged First Mortgage
Bonds  matures.   Outstanding  at December 31,  1993 were  approximately  $1.7 billion of General and Refunding Bonds (the "G&R Bonds") and $125 million of First Mortgage Bonds, excluding $1.0 billion of First Mortgage Bonds (the "Pledged Bonds") which are pledged with the G&R Trustee as additional security for the G&R Bonds. Additional information concerning the Company's G&R Mortgage and the First Mortgage is discussed below and in Note 7 of Notes to Financial Statements for the Year Ended December 31, 1993.

            Under the G&R Mortgage, the Company may issue G&R Bonds on the basis of either matured or redeemed G&R Bonds and First Mortgage Bonds (other than Pledged Bonds) or on the basis of the Bondable Value of Property Additions ("BVPA"). Generally, when issuing G&R Bonds, the Company must satisfy a mortgage interest coverage requirement (the "G&R Mortgage Interest Coverage"). The G&R Mortgage Interest Coverage requires that the Net Earnings available for interest for any 12 consecutive calendar months within the 15 consecutive calendar months preceding the issuance of the G&R Bonds must be equal to at least two times the stated annual interest payable on outstanding G&R Bonds and Prior Lien Bonds (other than Pledged Bonds), including any new G&R Bonds. Under the G&R Mortgage Interest Coverage, the Company would currently be able to issue approximately $4.3 billion of additional G&R Bonds based upon: (i) earnings for the 12 months ended December 31, 1993 and (ii) an assumed interest rate of 9% for such additional G&R Bonds. A change of 1/8 of 1% in the assumed interest rate of such G&R Bonds would result in a change of approximately $58.6 million in the amount of such G&R Bonds that the Company could issue. Currently, the Company is able to issue G&R Bonds only on the basis of matured or redeemed G&R Bonds and First Mortgage Bonds (other than Pledged Bonds). The maximum amount of additional G&R Bonds which the Company is able to issue on this basis is approximately $683 million.

            The Company is currently unable to issue G&R Bonds on the basis of the BVPA because it is required to recognize, for purposes of the G&R Mortgage, a "deficit" in the BVPA of approximately $202 million as of December 31, 1993. As the Company continues to make capital improvements to its system (i.e., add Property Additions), this deficit will be reduced at an estimated rate of approximately $250 million each year. The existence of the deficit in the BVPA does not require that any outstanding G&R Bonds be retired or that the deficit be eliminated by deposits of cash or retired G&R Bonds or First Mortgage Bonds. The Company expects this deficit to be eliminated prior to 1995. G&R Bonds are, however, subject to retirement through the normal operation of the G&R Sinking and Maintenance Funds or through maturities.

            The Company believes that, based upon currently scheduled redemptions and maturities, it will have sufficient retired G&R Bonds and First Mortgage Bonds for the foreseeable future to satisfy the requirements of the G&R Sinking Fund or to withdraw with retired G&R Bonds and First Mortgage Bonds any cash that may be deposited to satisfy the Sinking Fund
requirements.   The  Sinking Fund requires  the Company to pay  $24 million or to certify  a like amount of retired  G&R Bonds and First Mortgage Bonds on  or
before June 30, 1994.   The Company is  planning to satisfy this  requirement
in 1994 with retired G&R Bonds. In addition, subsequent to 1994, when the Company expects that Property Additions will again become available for the various purposes contemplated by the G&R Mortgage, the Company may elect to use such Property Additions either to issue G&R Bonds or to satisfy the G&R Sinking Fund requirements.

            The Maintenance Fund covenant under the G&R Mortgage requires that the aggregate amount of Property Additions added subsequent to December 31, 1974 must be, as of the end of each calendar year subsequent to 1974, at least equal to the cumulative Provision for Depreciation (as defined in the G&R Mortgage) from December 31, 1974. The G&R Mortgage requires cash (or retired G&R Bonds or retired First Mortgage Bonds) to be deposited to satisfy the Maintenance Fund requirements only when such cumulative Provision for Depreciation exceeds such aggregate amount of Property Additions. As of December 31, 1993, the amount of such cumulative Property Additions calculated pursuant to the G&R Mortgage was approximately $9.4 billion, including approximately $5.5 billion of Property Additions attributable to Shoreham. Also, as of December 31, 1993, the amount of the cumulative Provision for
Depreciation, similarly calculated, was approximately $1.4 billion.   The
Company anticipates that the aggregate amount of Property Additions will continue to exceed the cumulative Provision for Depreciation.

            The First Mortgage

            Under the provisions of the G&R Mortgage, the Company may not issue any additional bonds under the Company's First Mortgage other than Pledged Bonds which are required, concurrently with the issuance of each new series of G&R Bonds, to be deposited with the G&R Trustee. The issuance of any such Pledged Bonds does not create additional indebtedness. The coverage requirements of the First Mortgage and the Company's ability to issue additional Pledged Bonds do not restrict the Company's ability to issue additional G&R Bonds. Of the approximately $1.2 billion of First Mortgage Bonds outstanding at December 31, 1993, $1.0 billion, or 89%, were
Pledged Bonds.   After satisfying the 1993 Depreciation  Fund and  Sinking Fund requirements discussed below, the Company expects that it will issue additional Pledged Bonds when it next issues additional G&R Bonds.

            The First Mortgage requires the Company to pay the First Mortgage Trustee by June 30 of each year cash equal to 1% of all previously issued First Mortgage Bonds (excluding bonds issued on the basis of retired
bonds).   Currently, the  annual First  Mortgage  Sinking Fund  requirement is
approximately $18 million.   The Company expects to satisfy  this requirement
prior to June  30, 1994, with  retired First Mortgage Bonds.   The annual
Sinking Fund requirement is not expected to change, because of restrictions in the G&R Mortgage, until and unless the Company issues additional G&R Bonds. The Company expects to be able to satisfy the Sinking Fund requirement in each year through 1996, the last year in which this requirement must be met, with cash, available Property Additions or retired First Mortgage Bonds which become available through scheduled maturities.

            The Depreciation Fund covenant of the First Mortgage requires that the Company pay to the First Mortgage Trustee by June 30 of each year cash (which may be withdrawn up to the amount of Gross Bondable Additions and First Mortgage Bonds made the basis for such withdrawal) equal to the greater of
(a) the amount actually  charged on the  Company's books as a  utility
operating revenue deduction for  the  preceding  calendar   year  for
depreciation,  depletion,  obsolescence,   retirements  and amortization of the
Company's Utility Plant ("Book Depreciation") or (b) an amount equal to (i) 15% of gross operating revenues (less the cost of electricity and gas purchased for resale) from Utility Plant for such year less (ii) the amount actually expended for maintenance of Utility Plant during such year ("Revenue
Depreciation").   Since the oil crisis of the 1970s, Revenue  Depreciation in each year has been greater than Book Depreciation for such year.  The Revenue
Depreciation requirement  for 1993  was approximately  $216 million.    Instead
of paying cash to satisfy this Depreciation Fund requirement, the First Mortgage permits the Company to deliver First Mortgage Bonds or certify
Property Additions.   The Company expects to  satisfy the 1993 requirement  by
June 30, 1994,  using a combination of  First Mortgage Bonds and  Property
Additions.   The Company presently  plans, assuming that  its  expenditures
for  capital  improvements  are   approximately  $250  million  annually  and
notwithstanding that G&R Bonds may be issued which would require, in turn, the issuance of First Mortgage Bonds to be pledged, that it will have adequate Property Additions to satisfy the Depreciation Fund requirements in 1995 and 1996, the last year in which this requirement must be met. The Company also expects that retired First Mortgage Bonds, including
Pledged Bonds, will be available to satisfy the Depreciation Fund requirement in 1995 and 1996, if such retired First Mortgage Bonds are not applied to other purposes.

            Unsecured Debt

            The  Company's  First  Mortgage,   its  G&R  Mortgage  and  its
Restated Certificate of Incorporation do not contain any limitations upon the issuance of debt secured by liens which are subordinate to the above mortgages or upon the issuance of unsecured debt.

            The Company's Debenture Indenture, dated as of November 1, 1986, as supplemented, and the Debenture Indenture, dated as of November 1, 1992, as supplemented, (together, the "Debenture Indentures") each provide for the issuance of an unlimited amount of Debentures to be issued in amounts that may be authorized from time to time in one or more series. The Debentures are unsecured and rank pari passu with all other unsecured indebtedness of the Company subordinate to the obligations secured by the Company's two mortgages. Currently, there are approximately $2.9 billion of Debentures outstanding.

            As of December 31, 1993, the Company had outstanding approximately $817 million principal amount of promissory notes, securing $215 million of tax-exempt Pollution Control Revenue Bonds (the "PCRBs"), $2 million of tax-exempt Industrial Development Revenue Bonds and $600 million of tax-exempt Electric Facilities Revenue Bonds ("EFRBs"). Of these amounts, $17 million issued in 1982, $150 million issued in 1985 (the "1985 PCRBs") and $100 million issued in 1993 (the "1993 EFRBs") are subject to periodic tenders by the holders of the tax-exempt bonds. The 1985 PCRBs and 1993 EFRBs are supported by letters of credit pursuant to which the letter of credit banks have agreed to pay the principal, interest and premium, if applicable, on any tendered 1985 PCRBs or 1993 EFRBs, in the aggregate, up to approximately $163 million and $109 million, respectively, in the event
of default.    These  letters of  credit  expire  on March  16,  1996  and
November 17, 1996, respectively. The obligations of the Company to reimburse the letter of credit banks supporting the 1985 PCRBs and the 1993
EFRBs are unsecured.   Each of the PCRBs, the  Industrial Development Revenue
Bonds and the EFRBs have been issued by the New York State Energy Research and Development Authority ("NYSERDA").

            See Note 7 of Notes to Financial Statements for the Year Ended December 31, 1993 for additional information respecting the Company's Notes securing tax-exempt bonds and the Company's other outstanding unsecured debt.

            Equity Securities

            The Company's Restated Certificate of Incorporation provides that the Company may not issue additional Preferred Stock unless the net earnings of the Company available for payment of interest on its debt after depreciation and all taxes for any 12 consecutive calendar months within the 15 calendar months preceding the month of issuance are at least 1.50 times the aggregate of the annual interest charges and dividend requirements on the debt and Preferred Stock to be outstanding immediately after the
issuance  of such  Preferred  Stock (the  "Earnings Ratio").    Currently, the
Company cannot satisfy the Earnings Ratio and therefore cannot issue Preferred Stock except, under certain circumstances, to redeem outstanding Preferred Stock. When the proceeds from the sale of the Preferred Stock to be issued are used to redeem outstanding Preferred Stock, the requirement to satisfy the Earnings Ratio is not applicable if the dividend requirement and the requirements for redemption in a voluntary liquidation of the Preferred Stock to be issued do not exceed the respective amounts for the Preferred Stock which is to be retired. Additional Preferred Stock may also be issued beyond amounts permitted under the Earnings Ratio with the approval of at least two-thirds of the votes entitled to be cast by the holders of the total number of shares of outstanding Preferred Stock.

            Default in the payment of dividends on any shares of Preferred Stock in an amount equivalent to or exceeding four full quarterly dividends for any series of Preferred Stock entitles all holders of shares of Preferred Stock, voting separately as a class and regardless of series, to elect a majority of the Board of Directors of the Company. The remaining
Directors are elected  by the holders of Common Stock.   The right of holders
of shares of Preferred Stock to elect a majority of the Board of Directors ceases when and if the Company ceases to be in default in the payment of its
Preferred Stock dividends.   At that  time, the terms of  office of the
Directors of the Company elected by the holders of Preferred Stock terminates and the resulting vacancies are to be filled by the vote of the remaining Common Stock Directors.

             Issuance of Preference Stock, which is subordinate to the Company's Preferred Stock, but senior to its Common Stock, with respect to declaration and payment of dividends and the right to receive amounts payable on any dissolution, does not require satisfaction of a net earnings test or any other coverage requirement, unless established by the Board of Directors for one or more series of Preference Stock, prior to the issuance of such
series.   No Preference Stock has been  issued by the Company nor does the
Company currently plan to issue any Preference Stock.

            Before paying any dividends, the Company's Board of Directors considers, among other factors, the Company's financial condition, its ability to comply with provisions of the Company's Restated and Amended Certificate of Incorporation and the availability of retained earnings, future earnings and cash.

SHOREHAM DECOMMISSIONING:

            As contemplated by the 1989 Settlement, the Company transferred Shoreham and the Company's possession-only license for Shoreham to LIPA on February 29, 1992, following a decision by the NRC that approved the transfer. The NRC decision requires that the Company maintain adequate capability to take over the possession-only license in the event LIPA ceases to exist or is otherwise found to be unqualified to hold the license.

            On June 11, 1992, the NRC issued an order authorizing the decommissioning of Shoreham by LIPA. The order requires that additional NRC approvals be obtained if certain conditions regarding fuel and solid radioactive waste are not met.

            The Company is required under an agreement with LIPA (the "Amended and Restated Asset Transfer Agreement") to reimburse LIPA for any of its costs associated with the decommissioning of Shoreham and recover
these  reimbursed amounts  from  its  ratepayers.   The  Site  Cooperation  and
Reimbursement Agreement (the "Site Agreement") entered into by the Company and LIPA describes the payment by the Company of LIPA's and NYPA's expenses attributable to the transfer, ownership, possession, maintenance and decommissioning of Shoreham, including certain taxes and payments in-lieu-of-taxes with respect to the Shoreham site, and governs, among other things, the conduct of the parties and of NYPA, and their access to facilities and properties at the Shoreham site.

            The  NRC has granted  the Company an  exemption from
decommissioning funding requirements which generally require utilities to maintain separate funds or obtain letters of credit dedicated to and
sufficient  to cover  all  expected decommissioning  costs.   Instead, the  NRC
has approved  the dedication  of  a portion  of the  funds  available to  the
Company under the 1989 Revolving Credit Agreement (the "1989 RCA") to support the Company's obligation to provide funding for the
decommissioning of Shoreham.   For additional information respecting the  1989
RCA, see Notes 2 and 7 of Notes to Financial Statements for the Year Ended December 31, 1993. The NRC also required that the Company establish an external fund of $10 million to cover emergency decommissioning costs.

            The RMA assumed that post settlement costs would total approximately $670 million, including $330 million for property taxes and
payments-in-lieu-of-taxes  ("PILOTS").   The remaining $340  million was
estimated  for decommissioning  costs,  fuel  disposal costs  and  all other
costs incurred  at Shoreham  after June  30, 1989.   These post  settlement
costs are being capitalized and amortized over a 40-year period on a straight line remaining life basis. The RMA also contemplated that Shoreham would be transferred to LIPA on July 1, 1989. Certain of the assumptions in the RMA have changed. For example, the Company experienced delays in obtaining approval to transfer the plant, resulting in the payment of additional property taxes. In addition, PILOTS have been greater than had been assumed in the RMA. As a result, at December 31, 1993, Shoreham post settlement costs totalled approximately $777 million (net of accumulated
amortization of $34 million).   The  $777 million includes $363 million of
property taxes and PILOTS and $448 million of decommissioning costs, fuel disposal costs and all other costs incurred at Shoreham after June 30, 1989. The Company currently estimates that post settlement costs (other than property taxes and PILOTS) will total approximately $550 million. The precise amount of taxes and PILOTS that must be paid is the subject of the litigation described in Item 3, "Legal Proceedings -- Shoreham."

            Although the Company can give no assurance that the cost to decommission Shoreham will approximate its current estimate, the amount which is assumed in the LIPA decommissioning plan or the RMA, or that the decommissioning process will be completed within the period stated above, the PSC has determined that all costs associated with Shoreham which are prudently incurred by the Company subsequent to the effectiveness of the 1989 Settlement are decommissioning costs, and has confirmed that the RMA provides for the recovery of such
expenses through electric rates.   It is the Company's position that, should
the decommissioning costs be greater and the duration of decommissioning be longer than the amount and the time, respectively, assumed in the RMA, the additional prudently incurred costs relating to decommissioning, including maintenance of Shoreham during such longer period, will be recovered from the Company's ratepayers through electric rates over the balance of a 40-year period ending 2029.

            Pursuant to the 1989 Settlement, the Company reflects the costs of the nuclear fuel related to Shoreham as a deferred charge under the heading "Regulatory Assets." The RMA contemplates that the Company will
recover from  its ratepayers  the costs  of its  Shoreham nuclear  fuel.   The
Company is required under the Amended and Restated Asset Transfer Agreement to reimburse LIPA for any of its costs associated with the storage and disposal of Shoreham's fuel and recover these reimbursed amounts from its ratepayers as well.

            For  additional information  respecting  the  1989 Settlement,  see
Note  2 of  Notes  to Financial Statements for the Year Ended December 31,
1993.


EXECUTIVE OFFICERS OF THE COMPANY:

            Current information regarding the Company's Executive Officers, all of whom serve at the will of the Board of Directors, follows:

            William  J.  Catacosinos:   Dr.   Catacosinos  has served  as
Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1984, and as a Director since December 1978. Dr. Catacosinos is currently serving as President on an interim basis and previously served in that capacity from March 1984 to January 1987. Dr. Catacosinos, 63, a resident of Mill Neck, Long Island, earned a bachelor of science degree, a masters degree in business administration and a doctoral
degree in economics from  New York University.   He is  the former chairman and
chief executive  officer of  Applied  Digital Data  Systems, Inc.,  Hauppauge,
New  York, a  manufacturer of computer and  related products.   Previously,
Dr. Catacosinos  served as  chairman of  the board  and treasurer of
Corometric Systems,  Inc.  of Wallingford,  Connecticut and  was Assistant
Director  at Brookhaven National  Laboratory.   Dr. Catacosinos  currently
chairs the Executive Committee of the Company's Board of Directors and he is a member of the board of Utilities Mutual Insurance Co. and Ketema, Inc., a diversified manufacturer of, among other things, electrical and aerospace
equipment.  In compliance with Section   305(b) of the Federal Power Act,  Dr.
Catacosinos has authorization from FERC to hold the position of an officer or director of a public utility and at the same time the position of an officer or director of a firm that supplies electrical equipment to such public utility.

            Theodore A. Babcock: Mr. Babcock was named Treasurer of the Company on February 4, 1994. As Treasurer, he will be responsible for Treasury Operations, Debt Management, Trust Asset Management, Risk Management and Remittance Processing. Mr. Babcock, 39, joined the Company in
July 1992  as  Assistant Treasurer.    He previously  spent  five years  in
the AMBASE  Corporation  as an Assistant Vice President and was  promoted in
1988 to Vice President and Treasurer.   Prior to AMBASE, Mr.  Babcock  spent 11
years with the Associated Dry Goods Corporation where he was promoted to Assistant Treasurer and Director of Corporate Treasury Operations in 1984. Mr. Babcock received a bachelor of science degree in accounting from Manhattan College and a masters degree in finance from Iona College.

            William N.  Dimoulas:   Vice President  of Information  Systems and
Technology since May 1990, Mr. Dimoulas, 50, joined the Company in 1988. He received a bachelor of science degree and a masters of business administration degree from Long Island University. Previously, Mr. Dimoulas was a vice president at Chemical Bank concentrating in Corporate Banking and Information Technology.

            James T. Flynn: Mr. Flynn was named Chief Operating Officer of the Company on March 1, 1994 and will continue in his position of Executive Vice President which he assumed in April 1992. Mr. Flynn joined the Company in October 1986 as Vice President of Fossil Production and later assumed the
position of  Group Vice President, Engineering  and Operations.   Before
joining the Company,  Mr.  Flynn, 60,  was general manager-Eastern Service
Department for General Electric.   His career began as a member  of General
Electric's Technical Marketing Program in 1957.   He  holds a bachelor of
science degree in mechanical engineering from Bucknell University and is a Licensed Professional Engineer in the State of Pennsylvania.

            Robert J.  Grey:   Mr.  Grey joined  the Company  in September
1992 as General Counsel. Before joining the Company, Mr. Grey, 43, was senior utility partner and managing partner of the Portland office with the northwest law firm of Preston, Thorgrimson, Shidler, Gates & Ellis. Previously, Mr. Grey was staff counsel for the New York State Public Service Commission and an attorney for the United States Environmental Protection Agency. Mr. Grey has a bachelors degree from Columbia University, a juris doctorate from Emory University and an LL.M in Taxation from George Washington University.

            Robert X. Kelleher: Vice President of Human Resources since July 1986, Mr. Kelleher, 57, joined the Company in 1959 and has held various managerial positions in the Finance, Accounting, Purchasing, Stores and Employee Relations organizations. He was Industrial Relations Manager from 1975 to 1979, Manager of the Employee Relations Department from 1979 to 1985 and Assistant Vice President of the Employee Relations Department from 1985 to 1986. Mr. Kelleher is a graduate of St. Francis College and the Human Resources Management and Executive Management Programs of Pennsylvania
State University.   Mr.  Kelleher  is a  member of  the American  Compensation
Association, Personnel Directors Council, Industrial Relations Research Institute, Edison Electric Institute's Labor Relations Committee and is on the advisory council of New York Institute of Technology's Center for Labor Relations.

            John  D. Leonard, Jr.:   Mr. Leonard joined the Company in 1984,
initially serving as Vice President  of Nuclear Operations.   In July  1989, he
assumed additional duties as Vice President of Corporate Services. Mr. Leonard, 61, was the vice president and assistant chief engineer for design and analysis at the New York Power Authority, from 1980 to 1984. Prior to this position, he served as a resident manager of the Fitzpatrick Nuclear Power Plant for approximately five years. Before accepting a position at the New York Power Authority, Mr. Leonard served as corporate supervisor of operational quality assurance of the Virginia Electric Power Company from 1974 to 1976. In 1974, Mr. Leonard retired with the rank of Commander from the United States Navy, having commanded two nuclear powered submarines in a career that spanned 20 years. He holds a bachelor of science degree from Duke University and a master of science degree from the Naval Post
Graduate  School.   He is  a registered professional engineer in the State of
New York.

            Adam M. Madsen: Vice President of Corporate Planning since 1984, Mr. Madsen, 57, holds a bachelors degree in electrical engineering from Manhattan College and a master of science degree in nuclear engineering from Long Island University. He has been with the Company since 1961, serving in various engineering positions including Manager of Engineering from 1978 to
1984.   Prior to  that time,  he held the position  of Manager of the Planning
Department. Since 1978, Mr. Madsen has been the Company's representative to the Planning Committee of the New York Power Pool. He is a member of the Northeast Power Coordinating Council's Joint Coordinating Committee and an alternate to the Council's Executive Committee. He also serves on the Board of Directors of the Empire State Electric Energy Research Company. Mr. Madsen is a registered professional engineer in the State of New York.

            Kathleen A. Marion:   Corporate Secretary since April 1992, Ms.
Marion served as Assistant Corporate Secretary from April 1990 to 1992. Ms. Marion also continues to serve as Assistant to the Chairman, a position she has held since April 1987. Ms. Marion, 39, has a bachelor of science degree in business and finance from the State University of New York at Old Westbury.

            Arthur C. Marquardt: Senior Vice President of Gas Business Unit since March 1992, Mr. Marquardt, 47, joined the Company in January 1991. He held the position of Vice President of Strategic Business Planning from
January 1991 through  March 1992.   He is chairman  of the New York Facilities
executive  committee  and  a director  of  the  Huntington  Chamber  of
Commerce and  the Huntington Chamber  Foundation.   Mr. Marquardt has  had
extensive and varied business experience at Combustion Engineering Inc., General Electric Company, Quadrex Corporation, and at Pacific Nuclear Systems, Inc. where he was president and chief operating officer. He received a bachelor of science degree in mechanical engineering from Tufts University.

            Brian R. McCaffrey:   Vice President  of Administration since
March 1987, Mr.  McCaffrey, 48, joined  the Company  in 1973.   Mr.  McCaffrey
holds  a bachelor  of science  degree in  aerospace engineering from  the
University  of Notre  Dame.   He also  received a  master of  science degree
in aerospace engineering from Pennsylvania State University and a master of science degree in nuclear engineering from Polytechnic University. He is a licensed professional engineer in New York. Prior to this assignment as
Vice President, Mr. McCaffrey served in many positions in the nuclear organizations of the Company and positions in engineering capacities
associated with gas turbine and fossil  power station  projects.   Mr.
McCaffrey is a member of the executive board of the Suffolk County Council Boy Scouts of America.

            Joseph W. McDonnell: Vice President of External Affairs since July 1992, Dr. McDonnell, 42, joined the Company in 1984. Dr. McDonnell was Assistant to the Chairman from 1984 through 1988 when he was named Vice President of Communications. Prior to joining the Company, Dr. McDonnell was the director of strategic planning and business administration for Applied Digital Data Systems, Inc. and associate director of the University Hospital at the State University of New York at Stony Brook. He holds bachelor of arts and master of arts degrees in philosophy and a master of arts degree in theology from the State University of New York at Stony Brook and a Ph.D in communications from the University of Southern California.

            Anthony Nozzolillo: Mr. Nozzolillo was named Senior Vice President of Finance and Chief Financial Officer of the Company on February
4, 1994.   His reporting responsibilities  will include the offices  of
Controller,  Treasurer,  Tax &  Benefits Planning,  Investor Relations  and
Financial Planning.   Prior to  this appointment he had  been the Company's
Treasurer since July 1992. He has been with the Company since 1972 serving in various positions including Manager of Financial Planning and Manager of
Systems Planning.   Mr. Nozzolillo is a director of Utilities Mutual Insurance
Company and  Nuclear Mutual  Ltd.   Mr. Nozzolillo,  45,  holds a  bachelor  of
science degree in electrical engineering from the Polytechnic Institute of Brooklyn and a master of business administration degree from Long Island University C.W. Post Campus.

            William G.  Schiffmacher:   Vice President  of Electric  Operations
since July 1990, Mr. Schiffmacher, 50, joined the Company in 1965 after receiving a bachelor of electrical engineering degree from Manhattan
College.  Mr. Schiffmacher also holds a  master of science degree in management
engineering from  Long  Island University.    He has  held  a variety  of
positions in the Company, including Manager of Electric System Operation, Manager of Electrical Engineering and Vice President of Engineering and Construction.

            Robert B. Steger:   Vice President of Fossil Production  since
February 1990, Mr. Steger, 57, joined the Company in 1963 and has since held progressive operating and engineering positions including Manager of
Electric  Production-Fossil from  1985 through  1989.   He holds  a bachelor
of mechanical engineering degree from Pratt Institute and is a registered professional engineer in the State of New York.

            William E. Steiger, Jr.: Vice President of Engineering and Construction since July 1990, Mr. Steiger, 50, has been with the Company
since 1968.   During his  career with  the Company,  Mr.  Steiger has served, among other positions, as Lead Nuclear Engineer for Shoreham, Chief Operations Engineer for Shoreham, Plant Manager for Shoreham as well as
Assistant  Vice President  of Nuclear Operations.   He received a  bachelor of
science degree in marine engineering from the United States Merchant Marine Academy and a master of science degree in nuclear engineering from Long Island University.

            Thomas J. Vallely,  III:   Controller and Chief  Accounting Officer
of the Company since February 1991, Mr. Vallely, 47, holds a bachelor of science degree in accounting from St. John's University and a masters
degree in  corporate financial management from  Pace University.   He is the
former controller and chief accounting officer of the New York City Transit Authority, an agency of the Metropolitan Transportation Authority.

            Walter F. Wilm, Jr.: Vice President of Corporate Reorganization since March 1992, Mr. Wilm, 57, joined the Company in 1962. During his career with the Company, Mr. Wilm has served, among other positions, as Assistant Manager of Gas Construction and Maintenance, Manager of Meter and Test, Vice President of Administration, Vice President of Customer
Relations and  Vice President of  Gas Operations.   Mr. Wilm  holds a  bachelor
of science degree in electrical engineering from Indiana Institute of Technology and is a licensed professional engineer.

            Edward J. Youngling:   Vice President of  Customer Relations and
Conservation  since March 1993,  Mr. Youngling, 49,  holds a bachelor  of
science  degree in mechanical  engineering from Lehigh University.    He joined
the Company in 1968 as an Assistant Engineer in the Electric Production Department and has held various positions in the offices of fossil production, engineering and nuclear operations including service as
Department  Manager of  Nuclear Engineering.   In 1988,  Mr.  Youngling was
named Vice  President of  Conservation and  Load Management.   In  1990, Mr.
Youngling became Vice President  of Customer Relations.   The  Office of
Customer Relations and  the Office  of Conservation were merged in March 1993.

CAPITAL REQUIREMENTS, LIQUIDITY AND CAPITAL PROVIDED:

            Information as to Capital Requirements, Liquidity and Capital Provided appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 1993."

ITEM 2.           PROPERTIES

            The location and general character of the principal properties of the Company are described in Item 1, "Business" under the headings "Electric Operations" and "Gas Operations."

ITEM 3.           LEGAL PROCEEDINGS

            Shoreham

            The Company's Shoreham-related litigation includes a lawsuit against certain contractors and suppliers regarding the construction of Shoreham, a breach of contract suit against Suffolk County and a tax certiorari proceeding seeking review of certain tax assessments of Shoreham.

            On December 13, 1993, the United States District Court for the Eastern District of New York issued an opinion in Long Island Lighting Company v. Stone & Webster Engineering Corp. granting a motion by Stone & Webster Engineering Corp. ("SWEC") to dismiss the Company's complaint in this action and dismissing SWEC's counter-claim. The Company's complaint had sought to recover damages against SWEC for breach of contract, negligence, professional malpractice and gross negligence in connection with SWEC's work as architect-engineer and construction manager for Shoreham. The parties entered into a settlement in which both parties agreed not to pursue an appeal.

            On  February   11, 1988,  the  Company began  a lawsuit  in
Suffolk County Supreme Court against Suffolk County, seeking the recovery of approximately $54 million in damages for Suffolk County's breach of a contract to prepare an offsite emergency response plan for Shoreham (Long
Island Lighting Company v.  County of Suffolk).   In  addition, the  complaint
alleges that, because of the delays that have resulted, the Company has been damaged in an additional amount of $706 million. On October 30, 1992, the court granted, in part, and denied, in part, Suffolk County's motion to amend its answer to assert additional defenses and counterclaims. Two proposed counterclaims were allowed seeking approximately $16 million in
damages as well as $700 million in alleged punitive damages.   The outcome of
these counterclaims, if adverse, could have a material effect on the financial condition of the Company. The Company maintains that there is no basis for punitive damages and intends to vigorously prosecute its claims against Suffolk County and to defend against Suffolk County's counterclaims.

            Pursuant to  the Long Island Power  Authority Act ("LIPA  Act"),
LIPA is required to make PILOTS to the municipalities that impose real property taxes on Shoreham. Under the 1989 Settlement Agreement with New
York State which resolved disputes over the  Shoreham plant, the Company agreed
to fund LIPA's PILOTS obligation.   The timing and duration of PILOTS under
the LIPA Act are the subject of the litigation entitled LIPA, et al. v. Shoreham-Wading River Central School District, et al. LIPA brought this action in Nassau County Supreme Court against, among others, Suffolk County, Town of Brookhaven and the Shoreham-Wading River Central School District.
The Company was permitted to intervene in the lawsuit. On January 10, 1994, the Appellate Division, Second Department, affirmed a lower court's March 29, 1993 decision holding, in major part, that the Company is not obligated for any real property taxes that accrued after February 28, 1992, attributable to property that it conveyed to LIPA, that PILOTS commence on March 1, 1992, that PILOTS are subject to refunds and that the LIPA Act does
not provide for  the termination of PILOTS.   The effects of this affirmance
cannot yet  be quantified.   Furthermore, all of  the parties have  filed
motions with  the Second Department seeking leave to appeal to the New York
Court of Appeals.   Generally, these holdings are favorable to the Company.
The proper amount of PILOTS is to be determined in pending litigation described in the next paragraph.

            The costs of Shoreham included real property taxes imposed by the Town of Brookhaven on Shoreham and capitalized by the Company during construction. The Company has sought judicial review in Suffolk County Supreme Court (Long Island Lighting Company v. The Assessor of the Town of Brookhaven, et al.) of the assessments upon which those taxes were based for the years 1976 through 1992 (excluding 1979). The Court has consolidated the review of the tax years at issue into two phases: 1976 through 1983,
excluding 1979  (Phase 1); and 1984  through 1992 (Phase 2).   On October 26,
1992, the court ruled that Shoreham had been overvalued for property tax purposes for Phase 1. Although the Court did not award a refund because of a need to make further factual findings, the Company estimates that it is
entitled to a refund  of approximately $34  million plus interest.   In Phase
2, the Company  is seeking to recover over  $500 million, excluding interest,
in  property taxes paid  on Shoreham during  this period.   A trial date  of
April 14, 1994 has been set by the Suffolk County Supreme Court. The amount of the Company's recovery, if any, in the 1984-1992 proceeding and the timing of all refunds cannot yet be determined. The Company has indicated to the PSC that all refunds, less litigation costs, will be used to reduce
future electric  costs.   LIPA  has  been permitted to intervene for limited
purposes in this pending litigation.

            Nine Mile Point 2

            In 1988,  the Company and  the other cotenants  of Nine Mile  Point
2 commenced a lawsuit entitled Niagara Mohawk Power Corporation, et al. v. Stone & Webster Engineering Corp., ITT Fluid Products Corp. and ITT Fluid Technology Corporation in the United States District Court for the Northern District of New York, alleging damages arising from breach of contract, negligence, professional malpractice and gross negligence in
connection with certain work performed  at Nine Mile Point  2.   SWEC
furnished architect-engineering and construction management services, while ITT fabricated and erected piping for the Nine Mile Point 2 unit. The case against SWEC was settled in 1991. The case against the ITT defendants was
not settled and  went to trial before a  jury in June 1992.   The  jury
returned a  verdict for  the ITT defendants  on all causes  of action.   The
parties entered into a  settlement in  which the cotenants  agreed not  to
pursue an  appeal.   ITT agreed  to withdraw its claim for costs and to pay the cotenants $25,000.

            Environmental

            On February 18, 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the "Town"), New York, against the Company and 19 other potentially responsible parties ("PRPs"). The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a federal Superfund site in Syosset, New York, which served as a Town-owned and operated landfill between 1954 and 1975. In a Record of Decision issued on or about September 27, 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $27 million and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town on December 6, 1990, the Town agreed to undertake remediation at the site. The Company has agreed to participate in a joint PRP defense effort with several other defendants. Liability, if imposed, would be joint and several. While the outcome of this matter is not certain, based upon the Company's past experience in similar matters and the number and financial condition of the corporate defendants named in the litigation, the Company does not believe that this proceeding will have a material impact on its financial condition.

            Human Resources

            Pending before federal courts, the Federal Equal Employment Opportunity Commission and the New York State Division of Human Rights are charges by individuals alleging that the Company discriminated against them on various grounds.

            The Civil Rights Bureau of the New York Attorney General's office has subpoenaed the Company for the production of documents to aid in its investigation as to whether the Company has engaged in discriminatory employment practices based upon age. No charges have been filed by the Attorney General.

            The Company has estimated that any costs to the Company resulting from these matters will not have a material adverse effect on its financial condition.

            Other Matters

            On January 13, 1993, the New York State Department of Law ("DOL") informed the Company that the DOL's Antitrust Bureau opened an investigation into its Full Service Pilot Program and Contractor Advisory Council, two programs designed to increase the Company's residential natural
gas sales.   The DOL stated that the implementation of the Full Service Pilot
Program and the practices of the Contractor Advisory Council may have anticompetitive effects in the gas-fired heating equipment installation and conversion business and that a preliminary investigation has raised questions of possible violations of the New York General Business Law and
the Sherman Act.   The Company expects that it can demonstrate that the
programs identified by the DOL for investigation are very limited in scope and do not involve any violations. The outcome of the investigation by the DOL, if adverse, is not expected to have a material effect on the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

            At February 22, 1994, the Company had 95,084 registered holders of record of Common Stock.

            The Common Stock of the  Company is traded on the New York Stock
Exchange and the Pacific Stock Exchange.   Certain of  the Company's Preferred
Stock  series are traded  on the New  York Stock Exchange.

            Information respecting the high and low sales prices and the dividends paid on the Company's Common Stock during the past two years is set forth in the table below.







                                    ============================================================
                                                 1993                           1992
                                    ------------------------------  ----------------------------
                                         Prices         Dividends        Prices        Dividends
                                    -----------------   Paid Per    ----------------   Paid Per
                                     High       Low      Share       High      Low      Share
                     ===========================================================================
                     1st Quarter     28 3/4    24 7/8    $0.435     24 5/8    22 1/8    $0.425

                     2nd Quarter     28 1/4    24 3/4    $0.435     24 1/4    22 3/8    $0.425

                     3rd Quarter     29 5/8    27        $0.435     25 5/8    23 3/8    $0.425

                     4th Quarter     27 3/4    23 1/4    $0.445     25 7/8    23 5/8    $0.435
                     ===========================================================================

ITEM 6:  SELECTED FINANCIAL DATA                                                                           (In thousands of dollars)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1993               1992              1991             1990              1989
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET                                                                                                                TABLE 1
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Net Utility Plant                            $     3,347,557    $     3,161,148   $     3,002,733   $    2,888,079   $     2,781,157
Regulatory Assets                                  7,610,639          5,221,143         4,951,086        4,723,357         4,335,845
Other assets                                       2,497,841          2,382,168         2,184,676        1,905,802         2,156,949
- ------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                 $    13,456,037    $    10,764,459   $    10,138,495   $    9,517,238   $     9,273,951
====================================================================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization
Long-term debt                               $     4,870,340    $     4,741,002   $     4,986,166   $    4,532,891   $     4,531,429
Preferred stock
  - redemption required                              649,150            557,900           524,912          527,550           541,187
Preferred stock
  - no redemption required                            64,038            154,276           154,371          154,674           155,592
Common shareowners' equity                         2,232,950          2,184,775         2,130,491        2,067,234         1,941,745
- ------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                               7,816,478          7,637,953         7,795,940        7,282,349         7,169,953
- ------------------------------------------------------------------------------------------------------------------------------------
Liabilities                                        5,639,559          3,126,506         2,342,555        2,234,889         2,103,998
- ------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and
  Liabilities                                $    13,456,037    $    10,764,459   $    10,138,495   $    9,517,238   $     9,273,951
====================================================================================================================================

                                        (In thousands of dollars except per share amounts)
- ------------------------------------------------------------------------------------------------------------------------------
                                                1993              1992               1991              1990              1989
- ------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS                                                                                                 TABLE 2
- ------------------------------------------------------------------------------------------------------------------------------
Total revenues                     $       2,880,995  $      2,621,839  $       2,547,729  $      2,456,902  $      2,347,614
Total operating income
  (loss)                           $         755,551  $        741,105  $         785,280  $        802,630  $        620,423
Income (loss) before
  cumulative effect
  of accounting
  change                           $         296,563  $        301,974  $         305,538  $        319,637  $        (95,803)
Cumulative effect of
  accounting change
  for unbilled gas
  revenues (net of
  taxes)                                           -                 -                  -  $         11,680                 -
Earnings (loss) for
  common stock                     $         240,455  $        238,020  $         239,144  $        263,156  $        (175,035)
Average common shares
  outstanding (000)                          112,057           111,439            111,348           111,290            111,215
- ------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
  common share before
  cumulative effect
  of accounting
  change                           $            2.15  $           2.14  $            2.15  $           2.26  $           (1.57)
  Cumulative effect
  of accounting change                             -                 -                  -               .10                  -
- ------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
  common share                     $            2.15  $           2.14  $            2.15  $           2.36  $           (1.57)
==============================================================================================================================
Common stock dividends
   declared per share              $            1.76  $           1.72  $            1.60  $           1.25  $             .50
Common stock dividends
   paid per share                  $            1.75  $           1.71  $            1.55  $          1.125  $             .25
Book value per common
   share at year end               $           19.88  $          19.58  $           19.13  $          18.57  $           17.45
Common shareowners at
   year end                                   94,877            86,111             90,435            82,903             85,142
- ------------------------------------------------------------------------------------------------------------------------------

                                                                                                          (In thousands of dollars)
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS AND MAINTENANCE EXPENSE DETAILS                                                                                 TABLE 3
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       1993               1992             1991             1990              1989
- ------------------------------------------------------------------------------------------------------------------------------------
Total payroll and
  employee benefits                         $       410,329   $        413,817   $      398,000   $      357,689   $       329,694
Less-Charged to construction
  and other                                         116,988            124,076          123,838           97,650           117,761
- ------------------------------------------------------------------------------------------------------------------------------------
Payroll and employee benefits
  charged to operations                             293,341            289,741          274,162          260,039           211,933
- ------------------------------------------------------------------------------------------------------------------------------------
Fuels-electric operations                           287,349            282,138          354,859          444,458           461,576
Fuels-gas operations                                248,559            182,201          175,046          175,877           188,139
Purchased power costs                               292,136            280,914          197,154          168,749           128,368
Fuel cost adjustments deferred                         (453)            (3,469)          41,643           (2,085)           (5,631)
- ------------------------------------------------------------------------------------------------------------------------------------
Total Fuel and Purchased Power                      827,591            741,784          768,702          786,999           772,452
- ------------------------------------------------------------------------------------------------------------------------------------
All other                                           228,319            208,204          248,597          215,770           215,373
- ------------------------------------------------------------------------------------------------------------------------------------
Total Operations and
  Maintenance Expense                       $     1,349,251   $      1,239,729   $    1,291,461   $    1,262,808   $     1,199,758
====================================================================================================================================

Employees at December 31                              6,337              6,541            6,605            6,630             6,239
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    (In thousands of dollars)
- -----------------------------------------------------------------------------------------------------------------------------
                                                     1993             1992             1991             1990            1989
- -----------------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATING INCOME                                                                                            TABLE 4
- -----------------------------------------------------------------------------------------------------------------------------
REVENUES
Residential                                $    1,145,891   $    1,045,799   $    1,047,490   $      997,868   $     915,644
Commercial and industrial                       1,132,487        1,076,302        1,070,098        1,017,387         981,740
Other system revenues                              49,790           49,395           47,838           46,673          42,232
- -----------------------------------------------------------------------------------------------------------------------------
Total system revenues                           2,328,168        2,171,496        2,165,426        2,061,928       1,939,616
Sales to other utilities                           12,872            9,997           23,040           24,140          42,880
Other revenues                                     11,069           13,139            8,102            9,592             792
- -----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                  2,352,109        2,194,632        2,196,568        2,095,660       1,983,288
- -----------------------------------------------------------------------------------------------------------------------------
EXPENSES
Operations-fuel and
  purchased power                                 579,032          559,583          593,656          611,122         584,313
Operations-other                                  306,116          294,909          296,798          271,608         237,931
Maintenance                                       111,765          105,341          127,446          118,545         115,502
Depreciation and amortization                     106,149          104,034          104,172           98,022          91,759
Base financial component
  amortization                                    100,971          100,971          100,971          100,971          50,485
Regulatory liability component
  amortization                                    (79,359)         (79,359)         (79,359)         (79,359)        (39,679)
1989 Settlement credits
  amortization                                     (9,214)          (9,214)          (9,214)          (9,214)         (4,607)
Other regulatory amortizations                    (17,082)         (21,984)          10,375           14,427           1,248
Rate moderation component                          88,667          (30,444)        (228,572)        (297,214)       (131,167)
Regulatory liability component                          -                -                -                -         793,592
Jamesport amortization                                  -                -                -                -         104,160
Operating taxes                                   326,407          331,122          338,429          322,197         312,456
Federal income tax-current                          6,324              530              515            3,138          14,612
Federal income tax-deferred
  and other                                       158,941          158,908          173,259          169,274        (738,500)
- -----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                  1,678,717        1,514,397        1,428,476        1,323,517       1,392,105
- -----------------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATING INCOME                  $      673,392   $      680,235   $      768,092   $      772,143   $     591,183
=============================================================================================================================

                                                                                                  (In thousands of dollars)
- ---------------------------------------------------------------------------------------------------------------------------
                                                    1993             1992            1991             1990            1989
- ---------------------------------------------------------------------------------------------------------------------------
GAS OPERATING INCOME                                                                                               TABLE 5
- ---------------------------------------------------------------------------------------------------------------------------
REVENUES
Residential-space heating                    $   310,109    $     243,950    $    190,976    $     198,734    $    209,192
           -other                                 39,515           33,035          29,383           30,854          31,692
Non-residential-space heating                    106,140           90,363          70,938           68,441          72,351
               -other                             33,181           29,094          25,515           26,501          28,674
- ---------------------------------------------------------------------------------------------------------------------------
Total firm revenues                              488,945          396,442         316,812          324,530         341,909
Interruptible revenues                            24,028           19,658          21,686           30,515          19,226
- ---------------------------------------------------------------------------------------------------------------------------
Total system revenues                            512,973          416,100         338,498          355,045         361,135
Other revenues                                    15,913           11,107          12,663            6,197           3,191
- ---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                   528,886          427,207         351,161          361,242         364,326
- ---------------------------------------------------------------------------------------------------------------------------
EXPENSES
Operations-fuel                                  248,559          182,201         175,046          175,877         188,139
Operations-other                                  81,692           77,300          78,469           68,910          59,587
Maintenance                                       22,087           20,395          20,046           16,746          14,286
Depreciation and amortization                     16,322           15,103          14,783           12,862          11,671
Regulatory amortizations                            (962)             (88)              -                -               -
Operating taxes                                   59,440           57,866          49,951           48,120          51,935
Federal income tax-current                             -                -               -              500               -
Federal income tax-deferred
  and other                                       19,589           13,560          (4,322)           7,740           9,468
- ---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                   446,727          366,337         333,973          330,755         335,086
- ---------------------------------------------------------------------------------------------------------------------------
GAS OPERATING INCOME                         $    82,159    $      60,870    $     17,188    $      30,487    $     29,240
===========================================================================================================================

- ------------------------------------------------------------------------------------------------------------------
                                               1993            1992            1991           1990            1989
- ------------------------------------------------------------------------------------------------------------------
ELECTRIC SALES AND CUSTOMERS                                                                               TABLE 6
- ------------------------------------------------------------------------------------------------------------------
SALES-millions of kWh
Residential                                   7,118           6,788           7,023          7,022           7,063
Commercial and industrial                     8,257           8,181           8,322          8,359           8,636
Other                                           449             471             469            472             470
- ------------------------------------------------------------------------------------------------------------------
System sales                                 15,824          15,440          15,814         15,853          16,169
Sales to other utilities                        304             227             598            532             633
- ------------------------------------------------------------------------------------------------------------------
Total Sales                                  16,128          15,667          16,412         16,385          16,802
- ------------------------------------------------------------------------------------------------------------------

CUSTOMERS-monthly average
Residential                                 905,997         902,885         898,974        895,294         890,406
Commercial and industrial                   102,254         101,838         101,740        101,562         100,481
Other                                         4,553           4,593           4,540          4,504           4,452
- ------------------------------------------------------------------------------------------------------------------
Customers-total
  monthly average                         1,012,804       1,009,316       1,005,254      1,001,360         995,339
==================================================================================================================

Customers-total
  at year end                             1,011,965       1,009,028       1,005,363      1,001,441         996,488
- ------------------------------------------------------------------------------------------------------------------

RESIDENTIAL
kWh per customer                              7,856           7,518           7,812          7,844           7,932
Revenue per kWh                               16.10c.         15.41c.         14.92c.        14.21c.         12.96c.
- ------------------------------------------------------------------------------------------------------------------

COMMERCIAL AND INDUSTRIAL
Kwh per customer                             80,749          80,346          81,797         82,304          85,943
Revenue per Kwh                               13.72c.         13.16c.         12.86c.        12.17c.         11.37c.
- ------------------------------------------------------------------------------------------------------------------

SYSTEM
Kwh per customer                             15,631          15,297          15,731         15,832          16,245
Revenue per Kwh                               14.71c.         14.06c.         13.69c.        13.01c.         12.00c.
- ------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------
                                               1993             1992             1991             1990             1989
- -----------------------------------------------------------------------------------------------------------------------
GAS SALES AND CUSTOMERS                                                                                         TABLE 7
- -----------------------------------------------------------------------------------------------------------------------
SALES-thousands of dth
Residential
  -space heating                             37,191           35,089           29,687           29,810           32,024
  -other                                      3,297            3,203            3,195            3,448            3,491
Non-residential
  -space heating                             14,366           13,662           11,636           11,271           11,548
  -other                                      4,329            4,338            4,171            4,352            4,539
- -----------------------------------------------------------------------------------------------------------------------
Total firm sales                             59,183           56,292           48,689           48,881           51,602
Interruptible sales                           5,920            5,090            4,538            6,347            5,300
Off system sales                              2,894                -                -                -                -
- -----------------------------------------------------------------------------------------------------------------------
Total Sales                                  67,997           61,382           53,227           55,228           56,902
=======================================================================================================================

CUSTOMERS
  -monthly average
Residential
  -space heating                            233,882          227,834          220,562          211,400          204,982
  -other                                    166,974          169,189          171,581          176,000          179,415
Non-residential
  -space heating                             32,783           31,666           30,453           29,072           27,733
  -other                                     10,631           10,777           11,003           11,310           11,517
- -----------------------------------------------------------------------------------------------------------------------
Total firm customers                        444,270          439,466          433,599          427,782          423,647
Interruptible customers                         542              531              472              410              359
- -----------------------------------------------------------------------------------------------------------------------
Customers-total
  monthly average                           444,812          439,997          434,071          428,192          424,006
=======================================================================================================================

Customers-total
  at year end                               446,384          442,117          436,853          430,571          426,060
- -----------------------------------------------------------------------------------------------------------------------

RESIDENTIAL
dth per customer                              101.0             96.4             83.9             85.8             92.4
Revenue per dth                           $    8.64        $    7.23         $   6.70         $   6.90        $    6.78
- -----------------------------------------------------------------------------------------------------------------------

NON-RESIDENTIAL
dth per customer                              430.6            424.1            381.3            386.9            409.9
Revenue per dth                           $    7.45        $    6.64         $   6.10         $   6.08        $    6.28
- -----------------------------------------------------------------------------------------------------------------------

SYSTEM
dth per customer                              146.4            139.5            122.6            128.9            134.2
Revenue per dth                           $    7.88        $    6.78         $   6.36         $   6.43        $    6.35
- -----------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------
                                                          1993            1992            1991            1990           1989
- -----------------------------------------------------------------------------------------------------------------------------
ELECTRIC OPERATIONS                                                                                                   TABLE 8
- -----------------------------------------------------------------------------------------------------------------------------
ENERGY-millions of kWh
Net generation                                          10,514          10,592          13,570          13,981         15,220
Power purchased-net                                      6,719           6,211           3,638           2,989          2,087
- -----------------------------------------------------------------------------------------------------------------------------
Total system requirements                               17,233          16,803          17,208          16,970         17,307
Company use and unaccounted for                         (1,387)         (1,363)         (1,395)         (1,117)        (1,138)
- -----------------------------------------------------------------------------------------------------------------------------
System sales                                            15,846          15,440          15,813          15,853         16,169
Sales to other utilities                                   304             227             598             532            633
- -----------------------------------------------------------------------------------------------------------------------------
Total Energy Available                                  16,150          15,667          16,411          16,385         16,802
=============================================================================================================================

PEAK DEMAND-mW
Station coincident demand                                2,931           2,975           3,085           3,260          3,178
Power purchased-net                                      1,036             636             819             426            510
- -----------------------------------------------------------------------------------------------------------------------------
System Peak Demand                                       3,967           3,611           3,904           3,686          3,688
- -----------------------------------------------------------------------------------------------------------------------------

SYSTEM CAPABILITY-mW
LILCO stations                                           4,063           4,091           4,078           4,077          4,066
Nine Mile Point 2
  (LILCO's 18% share)                                      188             188             194             194            194
Firm purchases-net                                         548             432             423             408            400
- -----------------------------------------------------------------------------------------------------------------------------
Total Capability                                         4,799           4,711           4,695           4,679          4,660
- -----------------------------------------------------------------------------------------------------------------------------

FUEL CONSUMED FOR ELECTRIC OPERATIONS
Oil-thousands of barrels                                 9,740          10,656          15,314          16,401         20,480
Gas-thousands of dth                                    36,269          34,475          32,924          36,477         26,490
Nuclear-thousands of mW days                               181             124             154             108            105
Total-billions of Btu                                   98,025         102,126         129,937         139,874        154,669
Dollars per million Btu                           $       2.79    $       2.62    $       2.61    $       3.07    $      2.86
Cents per kWh of net generation                           2.97c.          2.76c.          2.73c.          3.24c.         3.06c.
Heat rate-Btu per net kWh                               10,628          10,558          10,484          10,564         10,704
- -----------------------------------------------------------------------------------------------------------------------------

FUEL MIX (Percentage of system requirements)
Oil                                                         33%             37%             50%             56%            67%
Gas                                                         19              19              18              20             13
Purchased Power                                             41              38              25              20             16
Nuclear Fuel                                                 7               6               7               4              4
- -----------------------------------------------------------------------------------------------------------------------------
Total                                                      100%            100%            100%            100%           100%
=============================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------------------
                                                       1993          1992           1991           1990          1989
- ------------------------------------------------------------------------------------------------------------------------------------
GAS OPERATIONS                                                                                                TABLE 9
- ------------------------------------------------------------------------------------------------------------------------------------
ENERGY-thousands of dth
Natural gas                                          69,970        64,911         55,579         55,407        60,359
Manufactured gas and change
  in storage                                            (68)           48             60            (15)           53
- ------------------------------------------------------------------------------------------------------------------------------------
Total Natural and
  Manufactured Gas                                   69,902        64,959         55,639         55,392        60,412
====================================================================================================================================

Total system requirements                            69,902        64,959         55,639         55,392        60,412
Company use and unaccounted for                      (1,905)       (3,577)        (2,412)          (164)       (3,510)
- ------------------------------------------------------------------------------------------------------------------------------------
Total Energy Available                               67,997        61,382         53,227         55,228        56,902
====================================================================================================================================

MAXIMUM DAY SENDOUT-dth                             485,896       448,726        435,050        406,177       462,610
- ------------------------------------------------------------------------------------------------------------------------------------

SYSTEM CAPABILITY-dth per day
Natural gas                                         561,584       561,584        507,344        507,344       461,788
LNG manufactured or LP gas                          120,700       120,700        128,200        128,200       145,600
- ------------------------------------------------------------------------------------------------------------------------------------
Total Capability                                    682,284       682,284        635,544        635,544       607,388
====================================================================================================================================

CALENDAR DEGREE DAYS
(67-year average 5,027)                               4,899         5,066          4,378          4,139         5,169
- ------------------------------------------------------------------------------------------------------------------------------------

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis addresses matters of significance with regard to the Company and its financial condition, liquidity, capital requirements and results of operations for the last three years.

OVERVIEW

Nearly five years have passed since the effective date of the 1989 Settlement, discussed in Note 2 of Notes to Financial Statements, which resolved the controversy surrounding the Shoreham Nuclear Power Station (Shoreham). Over this period of time, the Company has focused on managing costs and improving operating efficiencies. This, coupled with six electric rate increases, lower than anticipated fuel and financing costs and significantly lower production expenses has helped to improve the Company's financial health. This also enabled the Company to file with the Public Service Commission of the State of New York (PSC) on December 31, 1993 an electric rate plan requesting that base rates be frozen for a two-year period beginning December 1, 1994.

The Company's electric rate plan to freeze base rates is designed to moderate the rate increases that were originally contemplated in the 1989 Settlement. The two-year base rate freeze will help better position the Company to respond to the current environment in the utility industry and to assist in Long Island's economic recovery.

Other significant events during 1993 included:

           o Approval, by the PSC, of the third annual electric rate increase of 4.0% effective December 1, 1993, under the three-year electric rate plan authorized in 1991.

           o For the first time since the 1989 Settlement became effective, revenues provided under the Rate Moderation Agreement exceeded revenues that would have been provided under conventional ratemaking, resulting in the decline of the Rate Moderation Component balance and an improvement in the Company's cash flow position.

           o An increase in the Company's common stock quarterly dividend from 43 1/2 cents per share to 44 1/2 cents per share, representing the fourth consecutive year of dividend increases.

                 Earnings for common stock in 1993 were $2.15 per common share compared to $2.14 per common share in 1992.

           o The approval by the PSC of a three-year gas rate plan providing annual rate increases of 4.7%, 3.8% and 2.8%, for the rate years beginning December 1, 1993, 1994, and 1995, respectively. This follows an increase in gas rates of 7.1% that was effective December 1, 1992.

           o The addition of over 9,000 new gas space heating customers, resulting from the Company's gas expansion program.

           o The refinancing of a significant amount of the Company's higher-cost securities as a result of very favorable long-term interest rates.

                 Refinancing of approximately $983 million of higher-cost securities significantly lowered the Company's cost of debt and preferred stock. These 1993 refinancings will result in more than $18 million in annual cash savings through lower interest expense and preferred stock dividends.

                 Since the 1989 Settlement became effective, the Company's aggressive refinancing program has resulted in annual cash savings of approximately $88 million.


LIQUIDITY AND CAPITAL RESOURCES

CASH AND REVOLVING CREDIT

At December 31, 1993, the Company's cash and cash equivalents amounted to approximately $249 million, compared to $309 million at December 31, 1992. In addition, the Company has approximately $276 million available through October 1, 1994, provided by its 1989 Revolving Credit Agreement (1989 RCA). At December 31, 1993, no amounts were outstanding under the 1989 RCA. For a further discussion of the 1989 RCA, see Note 7 of Notes to Financial Statements.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

During 1993, the Company continued its aggressive refinancing of higher-cost debt and preferred stock, taking advantage of declining interest rates. In 1993, the Company redeemed $568 million of higher-cost securities through the issuance of approximately $382 million of debentures and $204 million of preferred stock. The Company also issued $420 million of debentures to redeem $415 million of maturing debt.

In addition to these refinancings, the Company issued $200 million of debentures and $100 million of tax-exempt securities and used the proceeds to reimburse the Company's treasury for previously incurred capital expenditures. In November 1993, the Company satisfied the maturity of $175 million of debentures with cash on hand.

For a further discussion on the Company's capital stock and long-term debt, see Notes 6 and 7 of Notes to Financial Statements.

The Company expects that it will seek external financing of approximately $1.1 billion solely for the purpose of refunding maturing debt in the years 1994, 1995 and 1996 as follows:

                                                                    (In millions of dollars)
                                                                    ------------------------
                                                                    1994      1995      1996
                                                                    ------------------------
         First Mortgage Bonds                                       $ 25      $ 25      $ 40
         General and Refunding Bonds                                   -         -       415
         Debentures                                                  575         -         -
                                                                    ------------------------
                                                                    $600      $ 25      $455
                                                                    ========================

The Company is planning, subject to market conditions, to fund a portion of these mandatory redemptions with the issuance of common equity in order to improve its debt-to-equity ratio.

Capital requirements and capital provided for 1993 and 1992 were as follows:

                                                   (In millions of dollars)
- ---------------------------------------------------------------------------
CAPITAL REQUIREMENTS                             1993               1992
- ---------------------------------------------------------------------------
CONSTRUCTION
  Electric                                    $   136            $   137
  Gas                                             125                104
  Common                                           41                 27
- ---------------------------------------------------------------------------
Total Construction                                302                268
- ---------------------------------------------------------------------------
REFUNDINGS AND DIVIDENDS
  Long-term debt                                  960              1,344
  Preferred stock                                 206                389
  Preferred stock dividends                        57                 70
  Common stock dividends                          196                191
  Redemption costs                                 15                159
- ---------------------------------------------------------------------------
Total Refundings and Dividends                  1,434              2,153
- ---------------------------------------------------------------------------
Shoreham post settlement costs                    207                228
- ---------------------------------------------------------------------------
TOTAL CAPITAL REQUIREMENTS                    $ 1,943            $ 2,649
===========================================================================
- ---------------------------------------------------------------------------
CAPITAL PROVIDED                                 1993               1992
- ---------------------------------------------------------------------------
  Decrease (increase) in cash                 $    61            $   (11)
  Long-term debt                                1,090              1,660
  Preferred stock                                 202                411
  Financing costs                                  (2)                (7)
  Other financing activities                       10                  6
  Internal cash generation
      from operations                             582                590
- ---------------------------------------------------------------------------
TOTAL CAPITAL PROVIDED                        $ 1,943            $ 2,649
===========================================================================

For further information, see the Statement of Cash Flows.

For 1994, total capital requirements (excluding common stock dividends) are estimated at $1.1 billion, of which mandatory redemptions are $600 million, construction requirements are $327 million, preferred stock sinking fund requirements are $5 million, preferred stock dividends are $53 million and Shoreham post settlement costs are $158 million.

During 1994, the Company expects to access the capital markets only for funds required to satisfy maturing securities or to refund outstanding securities to reduce financing costs. It is anticipated that the internal funds generated from operations will be sufficient to satisfy all other capital requirements, including both common and preferred stock dividends.


CAPITALIZATION

The Company's capitalization, including current maturities of long-term debt and current redemption requirements of preferred stock, at December 31, 1993, was approximately $8.4 billion, as compared to $8.2 billion at December 31, 1992. This increase in capitalization of approximately $185 million principally reflects an increase in long-term debt and preferred stock associated with the Company's financing activities in 1993 and an increase in common shareowners' equity comprising 1993 net income of approximately $296 million reduced by common and preferred stock dividends of approximately $253 million.

At December 31, 1993 and 1992, the components of the Company's capitalization ratios were as follows:


- -----------------------------------------------------------------
CAPITALIZATION RATIOS             1993             1992
- -----------------------------------------------------------------
Long-term debt                    65.0%            64.7%
Preferred stock                    8.5              8.8
Common shareowners' equity        26.5             26.5
- -----------------------------------------------------------------
                                 100.0%           100.0%
=================================================================


The Company's debt-to-equity ratio reflects two substantial charges to common shareowners' equity made in 1988 and 1989. In 1988, the Company was required to write-down net assets of approximately $1.3 billion, net of tax effects, relating to its investments in Shoreham and Nine Mile Point Nuclear Power Station, Unit 2 (NMP2). In 1989, the Company incurred a loss for common stock of approximately $175 million, reflecting the effects of the 1989 Settlement and the Class Settlement, discussed in Notes 2 and 4 of Notes to Financial Statements. The Company is committed to improving its debt-to-equity ratio through growth in retained earnings, debt reduction through improved cash flows, and the issuance of common equity.

RATE MATTERS

ELECTRIC

In conjunction with the 1989 Settlement, the PSC authorized the recognition of a regulatory asset known as the Financial Resource Asset (FRA). The FRA consists of two components, the Base Financial Component (BFC) and the Rate Moderation Component (RMC). The Rate Moderation Agreement (RMA), one of the constituent documents of the 1989 Settlement, provides for the full recovery of the FRA. The RMA, by its terms, specifies that the FRA was created to provide the Company adequate financial indicia for the period 1989 through 1999 and to restore the Company's debt securities to investment grade levels as determined by independent rating agencies.

The BFC, as initially established, represents the present value of the future net-after-tax cash flows which the RMA provided the Company for its financial recovery. The BFC was granted rate base treatment under the terms of the RMA and is included in the Company's revenue requirements through an amortization included in rates over forty years on a straight-line basis that began July 1, 1989.

The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the RMA. This revenue difference, together with a carrying charge equal to the allowed rate of return on rate base, has been deferred. The RMC has provided the Company with a substantial amount of non-cash earnings since the effective date of the 1989 Settlement through December 31, 1992, because the revenues provided under the RMA were less than the revenues required under conventional ratemaking. During 1993, however, as revenues provided under the RMA began to exceed the revenues that would have been provided under conventional ratemaking the RMC balance began to decline.

Pursuant to the 1989 Settlement, the Company has received six electric rate increases consistent with the objectives of the RMA. In response to the Company's rate filing in December 1990, the PSC approved the Long Island Lighting Company Ratemaking and Performance Plan (LRPP) in November 1991, which provided for annual electric rate increases of 4.15%, 4.1% and 4.0% effective December 1, 1991, 1992 and 1993, respectively. Effective December 1, 1993, the Company began receiving the third of these three annual electric rate increases. The LRPP provides for an allowed return on common equity from electric operations of 11.6% for each of the three rate years.

The LRPP was designed to be consistent with the RMA's long-term goals.
One principal objective of the LRPP is to reassign risk so that the Company assumes the responsibility for risks within the control of management, whereas risks largely beyond the control of management would be assumed by the
ratepayers.    One of the major components of the LRPP provides for a revenue reconciliation mechanism that mitigates the impact on earnings of experiencing electric sales that are above or below the LRPP forecast by providing a fixed annual net margin level (defined as sales revenues, net of fuel and gross receipts taxes) that the Company will receive for each of the three rate years under the LRPP. Another component of the LRPP allows the Company to earn for each rate year up to 60 additional basis points, or forfeit up to 38 basis points, of the allowed return on common equity as a result of its performance within certain incentive and/or penalty programs. These programs consist of a customer service performance plan, a demand side management program, a time-of-use program, a partial pass through fuel cost incentive plan and effective December 1, 1993, an electric transmission and distribution reliability plan. For the rate years ended November 30, 1993 and 1992, the Company earned approximately $9.2 million and $4.3 million, net of tax effects, respectively, based upon its performance within these programs. The LRPP contains a mechanism whereby earnings in excess of the allowed rate of return on common equity (11.6%), excluding the impacts of the various incentive and/or penalty programs, are shared equally between ratepayers and shareowners. For the rate years ended November 30, 1993 and 1992, the Company earned approximately $8.9 million and $21.4 million, net of tax effects, respectively, in excess of its allowed rate of return on common equity which was shared equally between ratepayers and shareowners.

In December 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 that minimizes future electric rate increases while retaining consistency with the RMA's objective of continuing the restoration of the Company's financial health. The filing provides for zero percentage base rate increases in years one and two of the plan and a rate increase of 4.3% in the third year. Although base electric rates would be frozen during the first two years of the plan, annual rate increases of approximately 1% to 2% are expected to result in these years from the operation of the Company's fuel cost adjustment (FCA) clause. The FCA captures, among other amounts, any increases in the cost of fuel above the level recovered in base rates and, under a continuation of the rate mechanisms provided by the LRPP, any amounts to be recovered or refunded to ratepayers in excess of $15 million which result from the reconciliation of revenue, certain expenses and earned performance incentive components. The electric rate plan requests an allowed rate of return on equity of 11.0%. The Company's rate filing reflects four underlying objectives: (i) to limit the balance of the RMC during the three-year period to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within no more than thirteen years of its 1989 inception; (iii) to minimize the final three rate increases that will follow the two-year rate freeze period; and (iv) to continue the Company's gradual return to financial health. The Company's electric rate plan is subject to approval by the PSC.

The Company's current electric rate plan provides for lower annual electric rate increases than originally anticipated under the 1989 Settlement. However, as a result of changes in certain assumptions upon which the RMA was based, their impact on the RMC, and the Company's plans to reduce demand side management (DSM), operations, maintenance and capital expenditures, the Company has determined that the overall objectives of the RMA can be met under the multi-year plan described above. As a result of lower than originally anticipated inflation rates, interest costs, property taxes, fuel costs and the return on common equity allowed by the PSC, the RMC, which originally had been anticipated to peak at $1.2 billion in 1994, has already peaked at $652 million in 1992. With the exception of an increase in the 1995-1996 period, which is not now projected to cause the RMC to increase above its $652 million peak, the RMC is expected to decline until it is fully amortized.

Under this electric rate plan, the recovery of the RMC would be extended, if necessary, for an additional period of not more than three years beyond the approximate ten-year period envisioned in the RMA. The actual length of the RMC extension will depend on the extent to which the assumptions underlying the rate plan materialize. The Company's current projections indicate that the RMC will be recovered in eleven years.


For a further discussion of the 1989 Settlement and Rate Matters, see Notes 2 and 3 of Notes to Financial Statements.

GAS

In December 1993, the PSC approved a three-year gas rate settlement between the Company and the staff of the PSC. The gas rate settlement provides that the Company receive, for the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%, 3.8% and 2.8%, respectively. In the determination of the revenue requirements for the first year of the gas rate settlement an allowed rate of return on equity of 10.1% was used. The gas rate decision also provides for earnings in excess of a 10.6% return on equity in any of the three rate years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners. The allowed rate of return for the rate year that began December 1, 1992 was 11.0 %.

ELECTRIC COMPETITION

NON-UTILITY GENERATORS (NUGs) The development of the NUG industry has been encouraged by federal and state legislation. There are two ways that NUGs may negatively impact the Company: first, NUGs may locate on a customer's site, providing part or all of that customer's electric energy requirements. The Company estimates that in 1993 sales lost to such on-site NUGs totalled 234 gigawatt-hours (Gwh) in sales or approximately $20 million in revenues, net of fuel. This represents only 1.0% of the Company's 1993 net revenues. Second, in accordance with the Public Utility Regulatory Policy Act of 1978 (PURPA), the Company is required to purchase all the power offered by NUGs that are Qualified Facilities (QF). QFs have the choice of pricing these sales at either (i) PSC published estimates of the Company's long run avoided costs
(LRAC) or (ii) the Company's tariff rates.   Additionally, until repeal in
1992, New York State law set a minimum price of six cents per kilowatt-hour
(Kwh) for certain categories of QFs, considerably above the Company's avoided cost. The six-cent minimum now only applies to contracts entered into before June 1992.

The Company believes that the repeal of the six-cent law, coupled with the PSC's updates which resulted in lower LRAC estimates, has significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company.

As of December 31, 1993, 39 QFs were on line and selling approximately 200 megawatts (MW) of power to the Company. The Company estimates that in 1993, the purchases federal and state law required it to make from QFs cost the Company $47 million more than it would have cost to generate this power itself.

With the exception of approximately 40 MW of power to be produced at the Stony Brook campus of the State University of New York beginning in early 1995, the Company does not expect any new major NUGs to be built on Long Island in the foreseeable future.

RETAIL COMPETITION For over a decade, the Company has voluntarily provided wheeling of New York Power Authority (NYPA) power for economic development. As a result, NYPA power has displaced approximately 400 Gwh of energy sales. The net revenue loss associated with this amount of sales is approximately $27 million or 1.3% of the Company's 1993 net revenues. The potential loss of additional load is limited by conditions in the Company's current transmission agreements with NYPA.

Competition for customer loads also comes from other electric utilities (including those in Connecticut, New York, and New Jersey) which seek to entice commercial and industrial customers to relocate within their service territories by offering reduced rates and other incentives.

In order to retain existing and attract new commercial and industrial customers, the Company offers an Economic Development Rate which provides rate abatement to new or existing customers that qualify under the program approved by the PSC.

Neither federal nor New York State law mandates retail wheeling. The Staff of the PSC has recently recommended that the PSC examine the issues attending retail wheeling.

CONSERVATION AND SUPPLY

The Company's 1993 Electric Conservation and Load Management Plan called for a cumulative 194 MW reduction in coincident peak demand by December 31, 1993 and a cumulative annualized energy savings of 578 Gwh, at a cost of $33.5 million. The Company has met these targets. These reductions were achieved through several different programs including customer education/information, rebate, audit and direct installation which targeted a number of energy efficient technologies.

In the fourth quarter of 1993, a modified DSM Plan was filed with the PSC to support the objectives of the Company's December 31, 1993 electric rate plan filing. Under this modified plan a greater emphasis will be placed on the educational aspect of the Company's conservation efforts in lieu of the conventional reliance on rebates. This will help to shift the responsibility for adopting and implementing energy efficient practices away from the utility and to the customer.

The Company's current electric load forecasts indicate that, with continued implementation of its conservation and load management programs and with the availability of electricity provided by QFs located within the Company's service territory, the Company's existing generating facilities, its portion of nuclear energy generated at NMP2 and power purchased from other electric systems are adequate to meet the energy demands on Long Island beyond the end of the century.

INVESTMENT RATING

The Company's securities are rated by Moody's Investors Service, Inc. (Moody's), Standard and Poor's Corporation (S&P), Fitch Investors Service, Inc. (Fitch) and Duff and Phelps (D&P).

During the period 1989 through 1992, the rating agencies significantly upgraded their ratings of the Company's securities. In 1993, both Moody's and Fitch reaffirmed their assigned ratings on the Company's securities. S&P however, lowered its ratings on the Company's First Mortgage Bonds and G&R Bonds one level to minimum investment grade and lowered its ratings on the Company's Debentures and Preferred Stock to one level below minimum investment grade.
D&P lowered its ratings on the Company's debentures and preferred stock one level.

S&P's actions reflect its concerns regarding the utility industry's challenges relating to intensified competitive pressures, sluggish demand expectations, slow earnings growth prospects, high common dividend payouts, environmental cost pressures and nuclear operating and decommissioning costs.

CLEAN AIR ACT

In late 1990, significant amendments to the federal Clean Air Act were adopted. As a result, the Company expects that it will have to expend $4.3 million in 1994 to meet continuous emission monitoring requirements and $3.5 million in 1994 and $2.0 million in 1995 to meet Phase I nitrogen oxide (NOx) reduction requirements. In addition, subject to regulations that have not yet been issued, the Company estimates that it may be required to expend as much as $125 million by May 1999 to meet Phase II NOx reduction requirements and approximately $50 million by 2000 to meet requirements for the control of hazardous air pollutants from power plants. The Company believes that all such costs would be recoverable in rates.

RESULTS OF OPERATIONS

EARNINGS

         Summary results of earnings for the years 1993, 1992 and 1991 were as follows:

                                                     1993     1992    1991
                                                   -------  ------- -------
                                               (In millions of dollars and shares
                                                   except earnings per share)
Net Income                                           $296     $302    $305
Preferred Stock Dividend
  Requirements                                         56       64      66
                                                    -----    -----    ----
Earnings for Common Stock                            $240     $238    $239
                                                    =====    =====   =====

Average Shares Outstanding                          112.1    111.4   111.3

Earnings per Common Share                           $2.15    $2.14   $2.15

AFC & RMC (Deducted) Included
 in Net Income                                       $(25)     $60    $183
AFC & RMC - % of Net Income                            (8)%     20%     60%

For all periods, net income, earnings for common stock and earnings per common share include a non-cash allowance for funds used during construction (AFC) and the effects of the RMC.

Overall earnings remained stable in 1993 while the Company's improved cash flow continued, consistent with the 1989 Settlement. The earnings in the electric business were lower in 1993 when compared to 1992 due primarily to the expensing of previously deferred storm costs, lower interest rates associated with the short-term investments, and regulatory adjustments. The lower level of earnings in the electric business was offset by a significant increase in the gas business earnings. The Company saw continued expansion in the gas business in 1993.

REVENUES

Total revenues in 1993, including revenues from recovery of fuel costs, were $2.9 billion, representing an increase of $259 million or 9.9% over 1992 revenues. Total revenues for the Company's electric and gas operations for the years 1993, 1992 and 1991 were as follows:

                                                              1993             1992             1991
                                                            ------           ------           ------
                                                              (In millions of dollars)
Electric                                                    $2,352           $2,195           $2,197
Gas                                                            529              427              351
                                                            ------           ------           ------
Total Revenues                                              $2,881           $2,622           $2,548
                                                            ======           ======           ======


ELECTRIC REVENUES In 1993, electric revenues increased $157 million when compared to 1992. Revenues in 1992 had decreased $2 million compared with 1991. The changes in the level of revenues when compared to the prior year resulted from the following factors:

                                                            '93/'92          '92/'91
                                                            -------          -------
                                                           (In millions of dollars)
Rate Increases                                              $  75            $  72
Sales Volumes                                                  60              (61)
Fuel Cost Recoveries                                           22              (13)
                                                            ------           ------
Total                                                       $ 157            $  (2)
                                                            ======           ======


RATE INCREASES The Company received electric rate increases of 4.0% effective December 1, 1993 and 4.1% effective December 1, 1992. These rate increases provided $75 million in additional revenues for 1993 when compared to 1992. A 4.15% rate increase effective December 1, 1991 provided $72 million in additional revenues for 1992 when compared to 1991.

SALES VOLUMES The increase in revenue from sales volumes was primarily attributable to warmer weather experienced in the summer of 1993 when compared to the same period in 1992. The decrease in revenues from sales volumes for 1992 when compared to 1991 is also attributable to weather. The Company's current electric rate structure, discussed above under the heading "Rate Matters," provides for a revenue reconciliation mechanism which mitigates the impact on earnings of experiencing electric sales that are above or below the levels reflected in rates. As a result of lower than adjudicated electric sales, the Company recorded non-cash income, which is included in "Other Regulatory Amortizations" of $43.5 million, $78.5 million and $0.4 million in 1993, 1992 and 1991, respectively. For a further discussion on the recoverability of these amounts see the discussion under the heading "Rate Matters."

Summary of electric kilowatt hour (Kwh) sales for the years 1993, 1992 and 1991 were as follows:

                                                       1993             1992             1991
                                                     -------          -------          -------
                                                                (In millions of Kwh)
Residential                                           7,118            6,788            7,023
Commercial/Industrial                                 8,257            8,181            8,322
Other                                                   449              471              469
                                                     ------           ------           ------
System Sales                                         15,824           15,440           15,814
Power Pool Sales                                        304              227              598
                                                     ------           ------           ------
Total Sales                                          16,128           15,667           16,412
                                                     ======           ======           ======

The increase in residential and commercial/industrial sales in 1993 was largely due to the warmer weather experienced during the summer months. Residential sales, representing 45% of system sales, were up by 4.9% when compared with 1992, while commercial/industrial sales, which accounted for 52% of system sales, increased by 0.9%. Power pool sales fluctuate with relative costs and power pool system availabilities.

The average number of electric customers served in 1993 and 1992 was approximately 1,013,000 and 1,009,000, respectively. The customer increase in 1993 is similar to the increase experienced in 1992 when compared to 1991.

FUEL COST RECOVERIES Total electric fuel cost recoveries for 1993 were up $22 million compared with 1992, primarily as a result of higher sales volumes, partially offset by a decrease in the average cost of fuel. In 1992, fuel cost recoveries decreased by $13 million compared with 1991, principally due to lower sales volumes, partially offset by an increase in the average cost of fuel.

GAS REVENUES In 1993, gas revenues increased by $102 million, or 23.8%, when compared to 1992. Revenues in 1992 increased by $76 million, or 21.7%, when compared to 1991. The changes in the level of revenues when compared to the prior year resulted from the following factors:

                                                            '93/'92         '92/'91
                                                            -------         -------
                                                              (In millions of dollars)
Rate Increases                                               $  35          $  17
Sales Volumes                                                   34             50
Fuel Cost Recoveries                                            33              9
                                                             ------         ------
Total                                                        $ 102          $  76
                                                             ======         ======

RATE INCREASES The Company received a gas rate increase of 4.7%, effective December 31, 1993, but was permitted by the PSC to recognize additional revenues of $4.6 million in 1993, as if the rate increase had been effective on December 1, 1993. The Company had also received rate increases of 7.1%, effective December 1, 1992, and 4.1%, effective December 1, 1991. The effects of these rate increases was to increase revenues by $35 million in 1993 when compared with 1992, and by $17 million in 1992 when compared with 1991.

SALES VOLUMES The increase in 1993 revenues due to sales volumes was primarily due to customer additions and conversions resulting from the Company's gas
expansion program.   The Company added over 9,000 new gas space heating
customers to its system in 1993. In 1992, the Company added approximately 10,000 new gas space heating customers.

Summary of gas decatherm (dth) sales for the years 1993, 1992 and 1991 were as follows:

                                                       1993             1992             1991
                                                     ------           ------           ------
                                                                (In thousands of dth)
Space Heating                                        51,557           48,751           41,323
Non-Space Heating                                     7,626            7,541            7,366
                                                     ------           ------           ------
Total Firm                                           59,183           56,292           48,689
Interruptible                                         5,920            5,090            4,538
                                                     ------           ------           ------
Total System                                         65,103           61,382           53,227
                                                     ------           ------           ------
Off-System Sales                                      2,894                -                -
                                                     ------           ------           ------
Total Sales                                          67,997           61,382           53,227
                                                     ======           ======           ======


FUEL COST RECOVERIES Recoveries of gas fuel expenses in 1993 revenues increased by $33 million compared with 1992, primarily due to higher sales volumes. In 1992, fuel recovery revenues had increased by $9 million, primarily due to higher average gas prices.

FUELS AND PURCHASED POWER

Expenses for fuels and purchased power increased by $86 million in 1993 compared with 1992, and decreased by $27 million in 1992 compared with 1991.

Summary of fuel and purchased power expenses for the years 1993, 1992 and 1991 were as follows:

                                                              1993         1992        1991
                                                              ----         ----        ----
                                                              (In millions of dollars)
Fuels for Electric Operations
Oil                                                           $180         $190        $301
Gas                                                             93           79          66
Nuclear                                                         13           11          13
Purchased Power                                                293          280         214
                                                              ----         ----        ----
Total                                                          579          560         594
                                                              ----         ----        ----

Gas Fuels                                                      249          182         175
                                                              ----         ----        ----
Total                                                         $828         $742        $769
                                                              ====         ====        ====

The Company has significantly reduced the amount of oil it would otherwise have used to generate electricity by burning gas, purchasing power and utilizing nuclear generation from NMP2.

Summary of electric fuel and purchased power mix for the years 1993, 1992 and 1991 were as follows:

                                                              1993     1992    1991
                                                              ----     ----    ----
                                                      (Percent of system energy requirements)
Oil                                                             33%      37%     50%
Gas                                                             19       19      18
Nuclear                                                          7        6       7
Purchased Power                                                 41       38      25
                                                               ---      ---     ---
Total                                                          100%     100%    100%
                                                               ===      ===     ===


OPERATIONS AND MAINTENANCE EXPENSES

Total operations and maintenance expenses, excluding fuel and purchased power, for 1993, 1992 and 1991 were $522 million, $498 million and $523 million, respectively. The $24 million, or 4.8%, increase in 1993 when compared to 1992 was primarily due to the recognition of previously deferred storm costs, the recording of higher accruals for uncollectible accounts and higher transmission and distribution costs for both the electric and gas businesses. The $25 million, or 4.8%, decrease in 1992 compared to 1991 was primarily attributable to lower electric operations expenses.

INTEREST EXPENSE

Interest expense for 1993, 1992 and 1991 was $534 million, $513 million and $524 million, respectively. The increase in 1993 when compared to 1992 was attributable to higher debt levels and the conversion in June 1992 of $400 million of tax-exempt securities from a weekly variable interest rate to a higher 30-year fixed rate. Also contributing to the increase, was the issuance in November 1992 of 30-year fixed rate debentures, the proceeds of which were used to eliminate variable rate bank debt. The conversion of the tax-exempt securities and refinancing of bank debt was done in order to take advantage of historically low interest rates. Partially offsetting this increase in interest expense were the effects of the Company's aggressive refinancing of higher-cost debt in 1993. The decrease in 1992 when compared to 1991 is due to significantly lower interest rates on the Company's outstanding debt, primarily resulting from the Company's aggressive refinancing efforts in the latter part of 1991 and during 1992.

RATE MODERATION COMPONENT

In 1993, the Company recorded non-cash charges to income of approximately $49 million reflecting the amortization of the RMC offset by related carrying charges. In 1992 and 1991, the Company recorded non-cash credits to income of approximately $73 million and $269 million, respectively, representing the accretion of the RMC and related carrying charges. For a discussion of the RMC and RMA, see Notes 2 and 3 of Notes to Financial Statements.

BASE FINANCIAL COMPONENT

For each of the years 1993, 1992 and 1991, the Company recorded non-cash charges to income of approximately $101 million, reflecting the continuing amortization of the BFC, which is afforded rate base treatment under the RMA. For a further discussion of the BFC and 1989 Settlement, see Notes 1 and 2 of Notes to Financial Statements.


ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to recognize the expected cost of providing postretirement benefits when employee services are rendered rather than on a pay-as-you-go method. The Company recorded an accumulated postretirement benefit obligation and corresponding regulatory asset of approximately $376 million which represents the transition obligation at January 1, 1993. As a result of adopting SFAS No. 106, the Company's annual postretirement benefit cost for 1993 increased by approximately $28 million above the amount that would have been recorded under the pay-as-you-go method. This additional non-cash postretirement benefit cost has been accounted for as a regulatory asset. The PSC has permitted recovery of these regulatory assets through rates. The adoption of SFAS No. 106 had no impact on net income for the year ended December 31, 1993. For a further discussion of SFAS No. 106, see Note 8 of Notes to Financial Statements.

Effective January 1, 1993 the Company adopted SFAS No. 109, Accounting for Income Taxes. As permitted under SFAS No. 109, the Company has elected not to restate the financial statements of prior years. The adoption of SFAS No. 109 is in compliance with the PSC's Statement of Interim Policy on Accounting and Ratemaking issued in January 1993. This statement asserts that the adoption and ongoing implementation of SFAS No. 109 on an interim basis will be done in such a manner that all its provisions shall be complied with on a revenue neutral basis. As of January 1, 1993, the cumulative adjustment to the deferred tax liability and the corresponding regulatory asset is approximately $1.6 billion. The $800 million increase from the amount reported in interim financial statements results from the Company's further analysis of deferred taxes to recognize SFAS No. 109 requirements to present tax assets and liabilities gross. SFAS No. 109 requires, among other matters, recognition of the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and adjustment of deferred income taxes for an enacted change in tax laws. For regulated enterprises, SFAS No. 109 prohibits net of tax accounting and reporting and requires recognition of a deferred tax liability for the tax benefits which are flowed through to its customers. A regulatory asset or liability will be recognized relating to such items if it is probable that the future increase or decrease in taxes payable thereon shall be recovered from or returned to customers through future rates. For a further discussion of SFAS No. 109, see Notes 1 and 10 of Notes to Financial Statements.

SELECTED FINANCIAL DATA

Additional information respecting revenues, expenses, electric and gas operating income and operations data and balance sheet information for the last five years is provided in Tables 1 through 9 of Item 6, Selected Financial Data. Information with regard to the Company's business segments for the last three years is provided in Note 11 of Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                ----
                 Statement of Income for each of the three years
                   in the period ended December 31, 1993.                                                         53

                 Balance Sheet at December 31, 1993 and 1992.                                                     54

                 Statement of Capitalization at December 31, 1993
                   and 1992.                                                                                      56

                 Statement of Cash Flows for each of the three years
                   in the period ended December 31, 1993.                                                         58

                 Statement of Retained Earnings for each of the three
                   years in the period ended December 31, 1993.                                                   59

                 Notes to Financial Statements.                                                                   60

                 Report of Ernst & Young, Independent Auditors.                                                   87

                 Financial Statement Schedules -                                                                  89

                   The following Financial Statement Schedules are submitted as part of Item 14, "Exhibits, Financial
                   Statement Schedules and Reports on Form 8-K", of this Annual Report. (All other Financial Statement
                   Schedules are omitted because they are not applicable, or the required information appears in the Financial Statements or the Notes thereto.)

                          - Property, Plant and Equipment (Schedule V)                                           111

                          - Accumulated Depreciation, Depletion and
                            Amortization of Property, Plant and
                            Equipment (Schedule VI)                                                              114

                          - Valuation and Qualifying Accounts
                            (Schedule VIII)                                                                      117

                          - Supplementary Income Statement Information
                            (Schedule X)                                                                         118


FINANCIAL STATEMENTS

STATEMENT OF INCOME                                               (In thousands of dollars except per share amounts)
- -------------------------------------------------------------------------------------------------------------------
For year ended December 31                                             1993                 1992               1991
- -------------------------------------------------------------------------------------------------------------------
REVENUES
Electric                                                     $    2,352,109      $     2,194,632    $     2,196,568
Gas                                                                 528,886              427,207            351,161
- -------------------------------------------------------------------------------------------------------------------
Total Revenues                                                    2,880,995            2,621,839          2,547,729
- -------------------------------------------------------------------------------------------------------------------
EXPENSES
Operations-fuel and purchased power                                 827,591              741,784            768,702
Operations-other                                                    387,808              372,209            375,267
Maintenance                                                         133,852              125,736            147,492
Depreciation and amortization                                       122,471              119,137            118,955
Base financial component amortization                               100,971              100,971            100,971
Regulatory liability component amortization                         (79,359)             (79,359)           (79,359)
1989 Settlement credits amortization                                 (9,214)              (9,214)            (9,214)
Other regulatory amortizations                                      (18,044)             (22,072)            10,375
Rate moderation component                                            88,667              (30,444)          (228,572)
Operating taxes                                                     385,847              388,988            388,380
Federal income tax-current                                            6,324                  530                515
Federal income tax-deferred and other                               178,530              172,468            168,937
- -------------------------------------------------------------------------------------------------------------------
Total Expenses                                                    2,125,444            1,880,734          1,762,449
- -------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    755,551              741,105            785,280
- -------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
Allowance for other funds
  used during construction                                            2,473                4,725              2,202
Rate moderation component carrying charges                           40,004               42,837             40,456
Other income and deductions, net                                     38,997               29,273             35,492
Class Settlement                                                    (23,178)             (22,541)           (25,467)
Federal income tax (charge)-
  deferred and other                                                 12,578               12,036            (12,201)
- -------------------------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                                  70,874               66,330             40,482
- -------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                      826,425              807,435            825,762
- -------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                          466,538              450,621            472,974
Other interest                                                       67,534               62,226             50,842
Allowance for borrowed funds
  used during construction                                           (4,210)              (7,386)            (3,592)
- -------------------------------------------------------------------------------------------------------------------
Total Interest Charges and (Credits)                                529,862              505,461            520,224
- -------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          296,563              301,974            305,538
Preferred stock dividend requirements                                56,108               63,954             66,394
- -------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                                    $      240,455      $       238,020    $       239,144
===================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (000)                             112,057              111,439            111,348

EARNINGS PER COMMON SHARE                                    $         2.15      $          2.14    $          2.15

DIVIDENDS DECLARED PER COMMON SHARE                          $         1.76      $          1.72    $          1.60
- -------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

BALANCE SHEET                                                                                       (In thousands of dollars)
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS at December 31                                                                          1993                        1992
- -------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT
Electric                                                                          $       3,544,569          $        3,429,803
Gas                                                                                         860,899                     760,635
Common                                                                                      201,418                     172,703
Construction work in progress                                                               176,504                     161,663
Nuclear fuel in process and in reactor                                                       16,533                      19,216
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                          4,799,923                   4,544,020
Less-Accumulated depreciation
  and amortization                                                                        1,452,366                   1,382,872
- -------------------------------------------------------------------------------------------------------------------------------
Total Net Utility Plant                                                                   3,347,557                   3,161,148
- -------------------------------------------------------------------------------------------------------------------------------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $454,369 and $353,398)                                                  3,584,461                   3,685,432
Rate moderation component                                                                   609,827                     651,657
Shoreham post settlement costs                                                              777,103                     586,045
Shoreham nuclear fuel                                                                        75,497                      77,629
Postretirement benefits other than pensions                                                 402,921                           -
Regulatory tax asset                                                                      1,848,998                           -
Other                                                                                       311,832                     220,380
- -------------------------------------------------------------------------------------------------------------------------------
Total Regulatory Assets                                                                   7,610,639                   5,221,143
- -------------------------------------------------------------------------------------------------------------------------------

NONUTILITY PROPERTY AND OTHER INVESTMENTS                                                    23,029                      20,730
- -------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                                   248,532                     309,485
Special deposits                                                                             23,439                      23,683
Customer accounts receivable (less allowance
  for doubtful accounts of $23,889 and $24,375)                                             249,074                     208,049
Other accounts receivable                                                                    12,199                       6,937
Accrued unbilled revenues                                                                   170,042                     143,172
Materials and supplies at average cost                                                       68,882                      86,482
Fuel oil at average cost                                                                     35,857                      51,702
Gas in storage at average cost                                                               75,182                      47,002
Prepayments and other current assets                                                         41,652                      40,402
- -------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        924,859                     916,914
- -------------------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES
Unamortized cost of issuing securities                                                      350,239                     380,267
Accumulated deferred income taxes                                                         1,157,009                   1,027,733
Other                                                                                        42,705                      36,524
- -------------------------------------------------------------------------------------------------------------------------------
Total Deferred Charges                                                                    1,549,953                   1,444,524
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $13,456,037                 $10,764,459
===============================================================================================================================

See Notes to Financial Statements.

                                                                                                (In thousands of dollars)
- ------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES at December 31                                          1993                         1992
- ------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION
Long-term debt                                                            $       4,887,733            $       4,755,733
Unamortized premium and (discount) on debt                                          (17,393)                     (14,731)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                  4,870,340                    4,741,002
- ------------------------------------------------------------------------------------------------------------------------

Preferred stock-redemption required                                                 649,150                      557,900
Preferred stock-no redemption required                                               64,038                      154,276
- ------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                                               713,188                      712,176
- ------------------------------------------------------------------------------------------------------------------------

Common stock                                                                        561,662                      558,002
Premium on capital stock                                                          1,010,283                      998,089
Capital stock expense                                                               (50,427)                     (39,304)
Retained earnings                                                                   711,432                      667,988
- ------------------------------------------------------------------------------------------------------------------------
Total Common Shareowners' Equity                                                  2,232,950                    2,184,775
- ------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                              7,816,478                    7,637,953
- ------------------------------------------------------------------------------------------------------------------------

REGULATORY LIABILITIES
Regulatory liability component                                                      436,476                      515,835
1989 Settlement credits                                                             155,081                      164,294
Regulatory tax liability                                                            177,669                            -
Other                                                                               138,612                      100,470
- ------------------------------------------------------------------------------------------------------------------------
Total Regulatory Liabilities                                                        907,838                      780,599
- ------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                                                600,000                      590,000
Current redemption requirements of preferred stock                                    4,800                        8,200
Accounts payable and accrued expenses                                               277,519                      275,612
Accrued taxes (including federal income
  tax of $28,424 and $27,100)                                                        52,656                       67,525
Accrued interest                                                                    142,409                      131,179
Dividends payable                                                                    54,542                       53,966
Class Settlement                                                                     30,000                       30,000
Customer deposits                                                                    27,046                       24,815
- ------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         1,188,972                    1,181,297
- ------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS
Class Settlement                                                                    164,942                      167,066
Accumulated deferred income taxes                                                 2,932,029                      970,373
Other                                                                                12,622                        9,871
- ------------------------------------------------------------------------------------------------------------------------
Total Deferred Credits                                                            3,109,593                    1,147,310
- ------------------------------------------------------------------------------------------------------------------------

RESERVES FOR CLAIMS AND DAMAGES                                                       8,714                        2,687
- ------------------------------------------------------------------------------------------------------------------------

PENSIONS AND OTHER POSTRETIREMENT BENEFITS                                          424,442                       14,613
- ------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                             -                            -
- ------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                      $      13,456,037            $      10,764,459
========================================================================================================================

See Notes to Financial Statements.

STATEMENT OF CAPITALIZATION                                                                              (In thousands of dollars)
- ----------------------------------------------------------------------------------------------------------------------------------
At December 31                                                                                         1993                   1992
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                 Shares Outstanding
                                                              ------------------------
                                                              1993                1992
                                                              ------------------------
COMMON SHAREOWNERS' EQUITY
Common stock, $5.00 par value                          112,332,490         111,600,376    $         561,662      $         558,002
Premium on capital stock                                                                          1,010,283                998,089
Capital stock expense                                                                               (50,427)               (39,304)
Retained earnings                                                                                   711,432                667,988
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                                                  2,232,950              2,184,775
- ----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK -
  REDEMPTION REQUIRED
PAR VALUE $100 PER SHARE
7.40% Series L                                             192,500             203,000               19,250                 20,300
8.40% Series M                                                   -             238,000                    -                 23,800
8.50% Series R                                             112,500             150,000               11,250                 15,000
7.66% Series CC                                            570,000             570,000               57,000                 57,000
Less - Sinking fund requirement                                                                       4,800                  6,200
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     82,700                109,900
- ----------------------------------------------------------------------------------------------------------------------------------
PAR VALUE $25 PER SHARE
$2.47 Series O                                                   -             880,000                    -                 22,000
$2.35 Series Z                                                   -           2,600,000                    -                 65,000
7.95% Series AA                                         14,520,000          14,520,000              363,000                363,000
$1.67 Series GG                                            880,000                   -               22,000                      -
$1.95 Series NN                                          1,554,000                   -               38,850                      -
7.05% Series QQ                                          3,464,000                   -               86,600                      -
6.875% Series UU                                         2,240,000                   -               56,000                      -
Less - Sinking fund requirement                                                                           -                  2,000
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    566,450                448,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock -
  Redemption Required                                                                               649,150                557,900
- ----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK -
  NO REDEMPTION REQUIRED
PAR VALUE $100 PER SHARE
5.00% Series B                                             100,000             100,000               10,000                 10,000
4.25% Series D                                              70,000              70,000                7,000                  7,000
4.35% Series E                                             200,000             200,000               20,000                 20,000
4.35% Series F                                              50,000              50,000                5,000                  5,000
5 1/8% Series H                                            200,000             200,000               20,000                 20,000
5 3/4% Series I - Convertible                               20,375              22,757                2,038                  2,276
8.12% Series J                                                   -             250,000                    -                 25,000
8.30% Series K                                                   -             300,000                    -                 30,000
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     64,038                119,276
- ----------------------------------------------------------------------------------------------------------------------------------
PAR VALUE $25 PER SHARE
$2.43 Series P                                                   -           1,400,000                    -                 35,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock -
  No Redemption Required                                                                             64,038                154,276
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                                               713,188                712,176
- ----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT at December 31                                                             (In thousands of dollars)
- -------------------------------------------------------------------------------------------------------------------
                                  Maturity Interest Rate               Series             1993                 1992
- -------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS (EXCLUDES PLEDGED BONDS)
                            April 1, 1993              4.40%              M             -                    40,000
                             June 1, 1994             4 5/8%              N             25,000               25,000
                             June 1, 1995              4.55%              0             25,000               25,000
                            March 1, 1996             5 1/4%              P             40,000               40,000
                            April 1, 1997             5 1/2%              Q             35,000               35,000
                        September 1, 1999              8.20%              R             -                    35,000
                            April 1, 2001             7 1/4%              U             -                    40,000
                         December 1, 2001             7 1/2%              V             -                    50,000
                        September 1, 2002             7 5/8%              W             -                    50,000
                         December 1, 2003             8 1/8%              X             -                    60,000
- -------------------------------------------------------------------------------------------------------------------
Total First Mortgage Bonds                                                             125,000              400,000
- -------------------------------------------------------------------------------------------------------------------
GENERAL AND REFUNDING BONDS
                              May 1, 1996             8 3/4%                           415,000              415,000
                        February 15, 1997             8 3/4%                           250,000              250,000
                             May 15, 1999              7.85%                            56,000               56,000
                             May 15, 2006              8.50%                            75,000               75,000
                         December 1, 2006             8 5/8%                                 -               50,000
                              May 1, 2007             8 5/8%                                 -               85,000
                            July 15, 2008              7.90%                            80,000               80,000
                              May 1, 2021             9 3/4%                           415,000              415,000
                             July 1, 2024             9 5/8%                           375,000              375,000
- -------------------------------------------------------------------------------------------------------------------
Total General and Refunding Bonds,                                                   1,666,000            1,801,000
- -------------------------------------------------------------------------------------------------------------------
DEBENTURES
                            April 1, 1993            11 3/8%                                 -              375,000
                        November 15, 1993             11.70%                                 -              175,000
                            June 15, 1994             10.25%                           400,000              400,000
                        November 15, 1994             11.75%                           175,000              175,000
                            June 15, 1999            10.875%                            30,545               30,545
                            July 15, 1999              7.30%                           397,000              397,000
                         January 15, 2000              7.30%                            36,000                    -
                            July 15, 2001              6.25%                           145,000                    -
                           March 15, 2003              7.05%                           150,000                    -
                            March 1, 2004              7.00%                            59,000                    -
                             June 1, 2005             7.125%                           200,000                    -
                            March 1, 2007              7.50%                           142,000                    -
                            June 15, 2019            11.375%                             4,513                4,513
                            July 15, 2019              8.90%                           420,000              420,000
                         November 1, 2022                 9%                           451,000              451,000
                           March 15, 2023              8.20%                           270,000                    -
- -------------------------------------------------------------------------------------------------------------------
Total Debentures                                                                     2,880,058            2,428,058
- -------------------------------------------------------------------------------------------------------------------
AUTHORITY FINANCING NOTES
Pollution Control Revenue Bonds
                         December 1, 2006               7.5%       1976 A               28,375               28,375
                         December 1, 2009               7.8%       1979 B               19,100               19,100
                          October 1, 2012             8 1/4%       1982                 17,200               17,200
                            March 1, 2016               2.5%       1985 A,B            150,000              150,000
Electric Facilities Revenue Bonds
                        September 1, 2019              7.15%       1989 A,B            100,000              100,000
                             June 1, 2020              7.15%       1990 A              100,000              100,000
                         December 1, 2020              7.15%       1991 A              100,000              100,000
                         February 1, 2022              7.15%       1992 A,B            100,000              100,000
                           August 1, 2022              6.90%       1992 C,D            100,000              100,000
                         November 1, 2023              2.95%       1993 A               50,000                    -
                         November 1, 2023              2.85%       1993 B               50,000                    -
Industrial Development Revenue Bonds
                         December 1, 2006               7.5%       1976 A,B              2,000                2,000
- -------------------------------------------------------------------------------------------------------------------
Total Authority Financing Notes                                                        816,675              716,675
- -------------------------------------------------------------------------------------------------------------------
Unamortized Premium and (Discount) on Debt                                             (17,393)             (14,731)
- -------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                 5,470,340            5,331,002
Less--Current maturities                                                               600,000              590,000
- -------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT LESS CURRENT MATURITIES                                         4,870,340            4,741,002
- -------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                            $    7,816,478         $  7,637,953
===================================================================================================================

See Notes to Financial Statements.

STATEMENT OF CASH FLOWS                                                                            (In thousands of dollars)
- ----------------------------------------------------------------------------------------------------------------------------
For year ended December 31                                                       1993                1992               1991
- ----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                              $     296,563      $      301,974     $      305,538
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                                                 122,471             119,137            118,955
Fuel moderation component                                                           -                   -             34,025
Provision for doubtful accounts                                                18,555              16,329             35,431
Base financial component amortization                                         100,971             100,971            100,971
Regulatory liability component amortization                                   (79,359)            (79,359)           (79,359)
1989 Settlement credits amortization                                           (9,214)             (9,214)            (9,214)
Rate moderation component                                                      88,667             (30,444)          (228,572)
Rate moderation component carrying charges                                    (40,004)            (42,837)           (40,456)
Other regulatory amortizations                                                (18,044)            (22,072)            10,375
Class Settlement                                                               23,178              22,541             25,467
Amortization of cost of issuing and
 redeeming securities                                                          52,063              41,204             27,456
Federal income tax-deferred and other                                         165,952             160,432            181,138
Allowance for other funds used
  during construction                                                          (2,473)             (4,725)            (2,202)
Other                                                                          (2,197)                699             38,068
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                                           (65,898)            (14,275)           (26,045)
Accrued unbilled revenues                                                     (26,870)             (6,607)             2,352
Materials and supplies, fuel oil and
  gas in storage                                                                5,265             (10,933)            28,217
Prepayments and other current assets                                           (1,250)             (5,548)            (1,035)
Accounts payable and accrued expenses                                          (8,800)             62,513             34,560
Accrued taxes                                                                 (14,869)              7,351              3,926
Other                                                                         (22,694)            (17,073)           (39,168)
- ----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     582,013             590,064            520,428
- ----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Construction and nuclear fuel expenditures                                   (302,220)           (268,179)          (235,349)
Shoreham post settlement costs                                               (207,114)           (227,658)          (158,432)
Other                                                                            (934)             (1,484)            (3,923)
- ----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (510,268)           (497,321)          (397,704)
- ----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                    1,089,770           1,659,928          1,532,247
Redemption of long-term debt                                                 (960,000)         (1,344,283)        (1,129,000)
Proceeds from sale of preferred stock                                         201,709             411,373             63,130
Redemption of preferred stock                                                (205,600)           (389,428)           (70,638)
Preferred stock dividends paid                                                (56,727)            (69,923)           (65,838)
Common stock dividends paid                                                  (195,794)           (190,477)          (172,584)
Cost of issuing and redeeming securities                                      (17,036)           (166,066)           (88,586)
Other                                                                          10,980               7,520              3,707
- ----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by
  Financing Activities                                                  $    (132,698)            (81,356)            72,438
- ----------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                      $     (60,953)      $      11,387     $      195,162
============================================================================================================================

Cash and cash equivalents at beginning of year                          $     309,485      $      298,098     $      102,936
Net (decrease) increase in cash and
  cash equivalents                                                            (60,953)             11,387            195,162
- ----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $     248,532      $      309,485     $      298,098
============================================================================================================================

SUPPLEMENTARY INFORMATION
Interest paid, before reduction for the allowance
  for borrowed funds used during construction                           $     469,978      $      424,842     $      477,240
Federal income tax paid                                                 $       6,000      $        2,100     $        1,650
Federal income tax refunded                                             $       1,000      $        1,566     $          642
- ----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF RETAINED EARNINGS                                                              (In thousands of dollars)
- ---------------------------------------------------------------------------------------------------------------------
                                                                            1993              1992               1991
- ---------------------------------------------------------------------------------------------------------------------
Balance at January 1                                              $      667,988    $      620,373    $       560,405
Net income for the year                                                  296,563           301,974            305,538
- ---------------------------------------------------------------------------------------------------------------------
                                                                         964,551           922,347            865,943
Deductions
Cash dividends declared on preferred stock                                55,861            62,387             67,261
Cash dividends declared on common stock                                  197,236           191,693            178,169
Capital stock expense                                                         22               279                140
- ---------------------------------------------------------------------------------------------------------------------
Balance at December 31                                            $      711,432    $      667,988    $       620,373
=====================================================================================================================

See Notes to Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REGULATION

The Company's accounting policies conform to generally accepted accounting principles (GAAP) as they apply to a regulated enterprise. Its accounting records are maintained in accordance with the Uniform Systems of Accounts prescribed by the Public Service Commission of the State of New York (PSC) and the Federal Energy Regulatory Commission (FERC).

UTILITY PLANT

Additions to and replacements of utility plant are capitalized at original cost, which includes material, labor, overhead and an allowance for the cost of funds used during construction. The cost of renewals and betterments relating to units of property is added to utility plant. The cost of property replaced, retired or otherwise disposed of is deducted from utility plant and, generally, together with dismantling costs less any salvage, is charged to accumulated depreciation. The cost of repairs and minor renewals is charged to maintenance expense. Mass properties (such as poles, wire and meters) are accounted for on an average unit cost basis by year of installation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Uniform Systems of Accounts defines the allowance for funds used during construction (AFC) as the net cost of borrowed funds for construction purposes and a reasonable rate of return upon the utility's equity when so used. AFC is not an item of current cash income. AFC is computed monthly using a rate permitted by FERC on a portion of construction work in progress. The average annual AFC rate, without giving effect to compounding, was 9.73%, 9.98% and 10.74% for the years 1993, 1992 and 1991, respectively.

DEPRECIATION

The provisions for depreciation result from the application of straight-line rates to the original cost, by groups, of depreciable properties in service. The rates are determined by age-life studies performed annually on depreciable properties. Depreciation for electric properties was equivalent to approximately 3.0%, 3.2% and 3.3% of respective average depreciable plant costs for the years 1993, 1992 and 1991. Depreciation for gas properties was equivalent to approximately 2.0%, 2.6% and 2.9% of respective average depreciable plant costs for the years 1993, 1992 and 1991.

FINANCIAL RESOURCE ASSET

GAAP authorizes recognition of the existence of a regulatory asset when it is probable that a regulator will permit full recovery of a previously incurred cost. Pursuant to the 1989 Settlement and in accordance with GAAP, the Company recorded a regulatory asset known as the Financial Resource Asset (FRA). The FRA is designed to provide the Company with sufficient cash flows to assure its financial recovery. The FRA has two components, the Base Financial Component
(BFC) and the Rate Moderation

Component (RMC). The Rate Moderation Agreement (RMA), one of the constituent documents of the 1989 Settlement, provides for the full recovery of the FRA. For a further discussion of the 1989 Settlement and the FRA, see Note 2.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of these investments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values for the Company's long-term debt and redeemable preferred stock are based on quoted market prices, where available. The fair values for all other long-term debt and redeemable preferred stock are estimated using a discounted cash flow analyses which is based upon the Company's current incremental borrowing rate for similar types of securities.

CAPITALIZATION-PREMIUMS, DISCOUNTS AND EXPENSES

Premiums or discounts and expenses related to the issuance of long-term debt are amortized over the life of each issue. Unamortized premiums or discounts and expenses related to issues of long-term debt that are refinanced are amortized and recovered through rates over the shorter life of either the redeemed or new issues. Capital stock expense and redemption costs related to certain issues of preferred stock that have been refinanced as well as the cost of issuance of the preferred stock issued are recorded as deferred charges. These amounts are being amortized and recovered through rates over the shorter life of the redeemed or new issues.

REVENUES

The Company accrues electric and gas revenues for services rendered to customers but not billed at month-end.

FUEL COST ADJUSTMENTS

The Company's electric and gas tariffs include fuel cost adjustment (FCA) clauses which provide for the disposition of the difference between actual fuel costs and the fuel costs allowed in the Company's base tariff rates (base fuel costs). The Company defers these differences to future periods in which they will be billed or credited to customers, except for base electric fuel costs in excess of actual electric fuel costs, which are currently credited to the RMC as incurred.

FEDERAL INCOME TAXES

Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As permitted under SFAS No. 109, the Company has elected not to restate the financial statements of prior years. The adoption of SFAS No. 109 is in compliance with the PSC's Statement of Interim Policy on Accounting and Ratemaking issued

January 15, 1993. This statement asserts that the adoption and ongoing implementation of SFAS No. 109 on an interim basis will be done in such a manner that all its provisions shall be complied with on a revenue neutral basis. As of January 1, 1993, the cumulative adjustment to the deferred tax liability and the corresponding regulatory asset is approximately $1.6 billion. The $800 million increase from the amount reported in interim financial statements results from the Company's further analysis of deferred taxes to recognize SFAS No. 109 requirements to present tax assets and liabilities gross. SFAS No. 109 requires, among other matters, recognition of the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and adjustment of deferred income taxes for an enacted change in tax laws. For regulated enterprises, SFAS No. 109 prohibits net of tax accounting and reporting and requires recognition of a deferred tax liability for the tax benefits which are flowed through to its customers. A regulatory asset or liability will be recognized relating to such items if it is probable that the future increase or decrease in taxes payable thereon shall be recovered from or returned to customers through future rates.

The tax effects of other differences between income for financial statement purposes and for federal income tax purposes are accounted for as current adjustments in federal income tax provisions.

Prior to the adoption of SFAS No. 109 the Company provided deferred federal income taxes with respect to certain items of income and expense that were reported in different years in the financial statements and the tax return.

The Company defers the benefit of 60% of pre-1982 gas and pre-1983 electric and 100% of all other investment tax credits, with respect to regulated properties, when realized on its tax returns. Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties.

For ratemaking purposes, the Company provides deferred federal income taxes with respect to certain differences between net income before income taxes and taxable income in certain instances when approved by the PSC, as disclosed in
Note 10. Also certain accumulated deferred federal income taxes are deducted from rate base and amortized or otherwise applied as a reduction (increase) in federal income tax expense in future years.

RESERVES FOR CLAIMS AND DAMAGES

Losses arising from claims against the Company, including worker's compensation claims, property damage, extraordinary storm costs and general liability claims, are partially self-insured. Extraordinary storm losses incurred by the Company are partially insured by certain commercial insurance carriers. These insurance carriers provide partial insurance coverage for individual storm losses between $5 million and $50 million. Storm losses which are outside of the above-mentioned range are self-insured by the Company. Reserves for these losses are based on, among other things, experience, risk of loss and the ratemaking practices of the PSC.

RECLASSIFICATIONS
To conform with an order of the FERC, dated March 31, 1993, the Company reclassified certain deferred items as regulatory assets and regulatory liabilities on its Balance Sheet. Regulatory assets and liabilities, as defined in this order, are assets and liabilities created through the ratemaking actions of regulatory agencies.

Certain other prior year amounts have been reclassified in the financial statements to be consistent with the current year's presentation.

NOTE 2. THE 1989 SETTLEMENT

On February 28, 1989, the Company and the State of New York (by its Governor) entered into the 1989 Settlement resolving certain issues relating to the Company and providing, among other matters, for the transfer of the Shoreham Nuclear Power Station (Shoreham) and its subsequent decommissioning. On February 29, 1992, the Company transferred ownership of Shoreham to the Long Island Power Authority (LIPA), an agency of the State of New York. Pursuant to the 1989 Settlement, LIPA is responsible for the decommissioning of Shoreham and has estimated that the decommissioning, in which Company employees are participating, will be completed in 1994. Based on the latest available information, LIPA has projected that the cost of decommissioning Shoreham will total approximately $164 million. This estimate excludes the costs associated with the disposal of Shoreham's fuel which is estimated to be $122 million. At December 31, 1993, the Company has funded approximately $140 million and $30 million of these costs, respectively. LIPA anticipates that the Nuclear Regulatory Commission (NRC) will terminate its license for Shoreham by the end of 1994.

Upon the effectiveness of the 1989 Settlement, in June of 1989, the Company simultaneously recorded on its Balance Sheet the retirement of its investment of approximately $4.2 billion principally in Shoreham and the establishment of the FRA, discussed in Note 1.

The BFC, a component of the FRA, as initially established, represents the present value of the future net-after-tax cash flows which the RMA provided the Company for its financial recovery. The BFC was granted rate base treatment under the terms of the RMA and is included in the Company's revenue requirements through an amortization included in rates over forty years on a straight-line basis that began July 1, 1989. At December 31, 1993 and 1992, the unamortized balance of the BFC was approximately $3.6 billion and $3.7 billion, respectively.

The RMC, a component of the FRA, reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the RMA. The RMC is currently adjusted, on a monthly basis, for the Company's share of certain Nine Mile Point Nuclear Power Station, Unit 2 (NMP2) operations and maintenance expenses, fuel credits resulting from the Company's electric fuel cost adjustment clause discussed in Note 1 and state gross receipts tax adjustments related to the FRA. The RMC has provided the Company with a substantial amount of non-cash earnings from the effective date of the 1989 Settlement through December 31, 1992.

At December 31, 1993 and 1992, the RMC balance was $610 million and $652 million, respectively. Prior to December 31, 1992 the RMC had increased as the difference between revenues resulting from the implementation of the rate moderation plan provided for in the RMA and revenue requirements under conventional ratemaking, together with a carrying charge equal to the allowed rate of return on rate base, had been deferred. Subsequent to December 31, 1992, the RMC balance has been decreasing as revenues resulting from the implementation of the rate moderation plan are greater than revenue requirements under conventional ratemaking. For a further discussion of the impact on the amortization of the RMC under the Company's current electric rate structure and the Company's proposed electric rate plan for the three-year period beginning December 1, 1994, see Note 3.

Under the 1989 Settlement, certain tax benefits attributable to the Shoreham abandonment are to be shared between ratepayers and shareowners. A regulatory liability of approximately $794 million was recorded in June 1989 to preserve an amount equivalent to the ratepayer tax benefits attributable to the Shoreham abandonment. This amount is being amortized over a ten-year period on a straight-line basis from the effective date of the 1989 Settlement. The Company has reclassified the regulatory liability component which was previously reported as a reduction of the corresponding deferred tax asset arising from the abandonment loss deduction.

Shoreham post settlement costs (decommissioning, payments in lieu of property taxes and other costs as incurred) are being capitalized and amortized and recovered through rates over a forty-year period on a straight-line remaining life basis.

Upon the effectiveness of the 1989 Settlement, Shoreham nuclear fuel was reclassified to deferred charges included in the Regulatory Asset section of the Balance Sheet and is being amortized and recovered through rates over a forty-year period on a straight-line remaining life basis.

The 1989 Settlement credits on the Balance Sheet of approximately $155 million, net of amortization, reflect an adjustment of the book write- off to the negotiated 1989 Settlement amount. A portion of this amount is being amortized over a ten-year period. The remaining portion is not currently being recognized for ratemaking purposes under the 1989 Settlement.

NOTE 3. RATE MATTERS

ELECTRIC

Pursuant to the 1989 Settlement, discussed in Note 2, the Company received electric rate increases contemplated by the RMA for each of the three rate years in the period ended November 30, 1991. The RMA contemplates that the Company will apply to the PSC for targeted annual rate increases of 4.5% to 5.0% in each year for an eight-year period beginning December 1, 1991. In response to the Company's December 1990 rate filing, the PSC approved the Long Island Lighting Company Ratemaking and Performance Plan (LRPP) in November 1991, which provides that the Company receive, for each of the three rate years in the period beginning December 1, 1991, annual electric rate increases of 4.15%, 4.1% and 4.0%, respectively, with an allowed return on common equity from electric operations of 11.6% for each of the three rate years. After giving effect to the reductions required by the Class Settlement discussed in
Note 4, the Company's annual electric rate increases were approximately 4.15%, 3.9% and 3.9%, with an allowed return on common equity from electric operations of 10.92%, 10.72% and 10.58%, for the rate years beginning December 1, 1991, 1992 and 1993, respectively.

The LRPP was designed to be consistent with the RMA's long-term goals. One principal objective of the LRPP is to reassign risk so that the Company assumes the responsibility for risks within the control of management, whereas risks largely beyond the control of management would be assumed by the ratepayers. The LRPP reflects an update of the long-range forecast of the Company's revenue requirements which was the basis of the RMA's initial three rate increases.
The LRPP contains three major components--revenue reconciliation, expense attrition and reconciliation, and performance incentives.

Revenue reconciliation is provided through a mechanism that reduces the impact of experiencing electric sales that are above or below the LRPP forecast by providing a fixed annual net margin level (defined as sales revenues, net of fuel and gross receipts taxes) that the Company will receive over the three rate years under the LRPP. The differences between the actual electric net revenues and the annual net margin level are deferred on a monthly basis during the rate year.

The expense attrition and reconciliation component permits the Company to make adjustments for certain expenses recognizing that certain cost increases are unavoidable due to inflation and changes in the business. The LRPP includes the annual reconciliation of certain expenses for wage rates, property taxes, interest charges and demand side management (DSM) costs, the deferral and amortization of certain costs for enhanced reliability, production operations and maintenance expenses, and the application of an inflation index to other expenses for the rate years beginning December 1, 1992 and 1993.

Under the performance incentive component of the LRPP, the Company is allowed to earn for each rate year up to 60 additional basis points, or forfeit up to 38 basis points, of the allowed return on common equity as a result of its performance within certain incentive and/or penalty programs. These programs consist of a customer service program, a time-of-use program, a partial pass through fuel cost incentive plan and, effective December 1, 1993, an electric transmission and distribution reliability plan. The incentives and/or penalties related to the customer service performance plan, the time-of-use program, the electric transmission and distribution reliability plan and the partial pass through fuel cost incentive plan are determined on a monthly basis during the rate year and deferred until final approval from the PSC. The incentives earned from the DSM program are collected in rates on a monthly basis through the FCA. Based upon the Company's performance within these programs, the Company earned a total of approximately 49 basis points or approximately $9.2 million, net of tax effects, and 23 basis points, or approximately $4.3 million, net of tax effects, for the rate years ended November 30, 1993 and 1992, respectively.

The deferred balances resulting from the net margin, property taxes, interest expense, wage rates, performance incentives and associated carrying charges, excluding DSM incentives, are netted at the end of each rate year. The LRPP established a band whereby the first $15 million of the total net deferrals are used to increase or decrease the RMC balance. The LRPP provides for the disposition of the total net deferrals in excess of the $15 million band. Upon approval by the PSC, the total net deferrals in excess of $15 million are refunded or recovered from the ratepayers through the FCA over a twelve-month period in the following rate year.

During 1993, the PSC authorized the Company recovery of $45.2 million of the total net deferrals for the rate year ended November 30, 1992. The first $15 million of the total net deferrals was recorded as an increase to the RMC, with the remaining $30.2 million being recovered from the ratepayers through the FCA through July 31, 1994. For the rate year ended November 30, 1993, the total net deferrals, to be recovered from the ratepayers, subject to PSC review, amounted to approximately $63 million of which $48 million will be recovered through the FCA, over a twelve-month period beginning December 1, 1994.

The Company earned $8.9 million and $21.4 million, net of tax effects, for the rate years ended November 30, 1993 and 1992, respectively, in excess of its allowed rate of return on common equity of 11.6% which, in accordance with the LRPP, was shared equally between ratepayers (by a reduction to the RMC) and shareowners. Prior to December 1, 1991, the RMA provided that earned returns on common equity in excess of targeted allowed rates of return, were to be applied to reduce the RMC or mitigate rates, as determined by the PSC, at the end of each rate year. For the rate year ended November 30, 1991, the Company earned $10.1 million, net of tax effects, in excess of its allowed rate of return, which was applied as a reduction to the RMC.

To assist in the recovery of the RMC balance under the rates provided by the LRPP, the Company, in accordance with the LRPP, has credited the RMC with several deferred ratepayer benefits. In December 1993 and 1992, the Company applied a total of approximately $10.1 million and $22.5 million of various deferred ratepayer benefits to the RMC including the ratepayers portion of the excess earnings for the rate years ended November 30, 1993 and 1992, respectively.

In December 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 that minimizes future electric rate increases while retaining consistency with the RMA's objective of continuing the restoration of the Company's financial health. The electric rate plan provides for zero percentage base rate increases before giving effect to the reductions required by the Class Settlement, discussed in Note 4, in years one and two of the plan and a base rate increase of 4.3% in the third year prior to giving effect to the reductions required by the Class Settlement. Although base electric rates would be frozen during the first two years of the plan, annual rate increases of approximately 1% to 2% are expected to result in these years from the operation of the Company's FCA. The FCA captures, among other amounts, any increases in the cost of fuel above the level recovered in base rates, and under the LRPP, any amounts to be recovered or refunded to ratepayers in excess of $15 million which result from the reconciliation of revenue, certain expenses and earned performance incentive components, discussed above. The electric rate plan requests an allowed rate of return on equity of 11.0%. The Company's two-year base rate freeze proposal reflects four underlying objectives: (i) to limit the balance of the RMC during the three-year period to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within no more than thirteen years of its 1989 inception; (iii) to minimize the final three rate increases that will follow the two-year rate freeze period; and (iv) to continue the Company's gradual return to financial health. The Company's electric rate plan is subject to approval by the PSC.

The Company's current electric rate plan provides for lower annual electric rate increases than originally anticipated under the 1989 Settlement. However, as a result of changes in certain assumptions upon which the RMA was based, their impact on the RMC and the Company's plans to reduce DSM, operations and maintenance and capital expenditures, the Company has determined that the overall objectives of the RMA can be met under the multi-year plan described above. As a result of lower than originally anticipated inflation rates, interest costs, property taxes, fuel costs and return on common equity allowed by the PSC, the RMC, which originally had been anticipated to peak at $1.2 billion in 1994, has already peaked at $652 million in 1992. With the exception of an increase in 1995-1996, which is not now projected to cause the RMC to increase above its $652 million peak, the RMC is expected to decline until it is fully amortized.

Under the electric rate plan, the recovery of the RMC would be extended, if necessary, for an additional period of not more than three years beyond the approximate ten-year period envisioned in the RMA. The actual length of the RMC extension will depend on the extent to which the assumptions underlying the rate plan materialize. The Company's current projections indicate that the RMC will be recovered in eleven years instead of ten years.

GAS

In December 1993, the PSC approved a three-year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provides that the Company receive, for each of the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%, 3.8% and 2.8%, respectively. In the determination of the revenue requirements for the first year of the gas rate settlement an allowed rate of return on equity of 10.1% was used. The gas rate decision also provides for earnings in excess of a 10.6% return on equity in any of the three rate years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners. The allowed rate of return for the rate year that began December 1, 1992 was 11.0%.

NOTE 4. THE CLASS SETTLEMENT

The Class Settlement, which became effective on June 28, 1989, resolved a civil lawsuit against the Company brought under the federal Racketeer Influenced and Corrupt Organizations Act (RICO Act). The lawsuit which the Class Settlement resolved, had alleged that the Company made inadequate disclosures before the PSC concerning the construction and completion of nuclear generating facilities. The Class Settlement provides the Company's ratepayers with reductions, aggregating $390 million, that are to be reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990.

The reductions in each of the remaining twelve-month periods are as follows:

                         June 1994              $30 million
                         June 1995              $40 million
                         June 1996              $50 million
                         June 1997              $60 million
                         June 1998              $60 million
                         June 1999              $60 million


Upon its effectiveness, the Company recorded its liability for the Class Settlement on a present value basis at $170 million and simultaneously recorded a charge to income (net of tax effects of $57 million) of approximately $113 million. Each month the Company records the changes in the present value of such liability that result from the passage of time and from monthly reductions. The Company expects the Class Settlement liability will be fully satisfied by May 31, 2000.

As a result of the Class Settlement, the Company's electric rate increases on average will be approximately .2% to .3% per year lower than they would otherwise have been during the Class Settlement period.

NOTE 5. NINE MILE POINT NUCLEAR POWER STATION, UNIT 2

The Company has an 18% undivided interest in NMP2 which is operated by Niagara Mohawk Power Corporation (NMPC) near Oswego, New York. Ownership of NMP2 is shared by five cotenants: the Company (18%), NMPC (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric Corporation (14%) and Central Hudson Gas & Electric Corporation (9%). At December 31, 1993, the Company's net utility plant investment in NMP2 was $759 million, net of accumulated depreciation of $119 million, which is included in the Company's rate base. Output of NMP2 is shared in the same proportions as the cotenants' respective ownership interests. The operating expenses of NMP2 are also allocated to the cotenants in the same proportions as their respective ownership interests. The Company's share of these expenses is included in the appropriate operating expenses on the Statement of Income. The Company is required to provide its respective share of financing for any capital additions to NMP2. Nuclear fuel costs associated with NMP2 are being amortized on the basis of the quantity of heat produced for the generation of electricity.

NMPC has contracted with the United States Department of Energy for the disposal of nuclear fuel. The Company reimburses NMPC for its 18% share of the cost under the contract at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses.

Based upon a study performed by NMPC which reflects a change in the NRC minimum decommissioning funding requirement effective 1993, the Company's share of the decommissioning costs for NMP2 is estimated to be $80 million (in 1993 dollars) assuming that decommissioning will commence in 2027 (which will be $234 million in 2027 dollars). The Company's share of estimated decommissioning costs are being provided for in electric rates and are being charged to operations as depreciation expense. The amount of accumulated decommissioning costs collected from the Company's ratepayers through December 31, 1993 was $7.1 million. Amounts collected by the Company for the decommissioning of the contaminated portion of the NMP2 plant, which approximate 92% of total decommissioning costs, are held in an independent decommissioning trust fund. This fund complies with regulations issued by the NRC governing the funding of nuclear plant decommissioning costs. The Company's funding plan for its share of decommissioning costs will provide reasonable assurance that, at the time of termination of operation, adequate funds for the decommissioning of the Company's share of the contaminated portion of NMP2 plant will be available.

NOTE 6. CAPITAL STOCK

PREFERRED STOCK

The Company has 7,000,000 authorized shares, cumulative preferred stock, par value $100 and 30,000,000 authorized shares, cumulative preferred stock, par value $25. Dividends on preferred stock are paid in preference to dividends on common stock or any other stock ranking junior to preferred stock.

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

The aggregate fair value of redeemable preferred stock with mandatory redemptions at December 31, 1993 and 1992 amounted to $658,795,000 and $581,984,000, respectively, compared to their carrying amounts of $653,950,000 and $566,100,000, respectively.

At December 31, 1993, the Company had the option to redeem all outstanding preferred stock Series L, $100 par value, and Series R, $100 par value, at their optional redemption prices of $102.99 per share and $100.50 per share, respectively. No other preferred stock series subject to mandatory redemptions were redeemable at December 31, 1993.

The Company is required to redeem the following series of preferred stock through the operation of various sinking fund provisions: (i) on each July 31, 10,500 shares of the Series L at a price of $100 per share; (ii) on each December 15, 37,500 shares of the Series R at a price of $100 per share; (iii) on each March 1, commencing March 1, 1999, 77,700 shares of the Series NN at a price of $25 per share; and (iv) on each October 15, commencing October 15, 1999, 112,000 shares of the Series UU at a price of $25 per share. In addition, the Company will have the noncumulative option to double the number of shares to be redeemed pursuant to the sinking fund in any year for the preferred stock series mentioned above. The aggregate par value of preferred stock required to be redeemed by use of sinking funds in each of the years 1994 through 1996 is $4.8 million and in 1997 and 1998 is $1.1 million.

The Company is also required to redeem certain series of preferred stock which are not subject to sinking fund requirements. The scheduled mandatory redemption for these series are as follows: (i) Series CC on August 1, 2002;
(ii) Series AA on June 1, 2000; (iii) Series GG on March 1, 1999; and (iv) Series QQ on May 1, 2001.

During 1992, the Company issued $363 million Preferred Stock, 7.95% Series AA and $57 million Preferred Stock, 7.66% Series CC, the proceeds of which were used to redeem $320 million Preferred Stock, $2.65 Series Y and $55 million Preferred Stock, 9.80% Series S, respectively, at their optional redemption prices.

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The Company has the option to redeem certain series of its preferred stock. For the series subject to optional redemption at December 31, 1993, the call prices were as follows:


5.00%  Series B                       $101.00
4.25%  Series D                        102.00
4.35%  Series E                        102.00
4.35%  Series F                        102.00
5 1/8% Series H                        102.00
5 3/4% Series I - Convertible          100.00

PREFERENCE STOCK

None of the authorized 7,500,000 shares of nonparticipating preference stock, par value $1 per share, which ranks junior to preferred stock, are outstanding.

COMMON STOCK

Of the 150,000,000 shares of authorized common stock at December 31, 1993, 1,789,842 shares were reserved for sale through the Company's Employee Stock Purchase Plan, 5,946,929 shares were committed to the Automatic Dividend Reinvestment Plan (ADRP) and 118,812 shares were reserved for conversion of the Series I Convertible Preferred Stock at a rate of $17.15 per share. In June 1992, the Company reinstated the ADRP which had been suspended since February 1984. Common and preferred stock dividend limitations in the mortgage securing the Company's First Mortgage Bonds are not material. There are no dividend limitations contained in the Company's other debt instruments.

NOTE 7. LONG-TERM DEBT

Each of the Company's outstanding mortgages is a lien on substantially all of the Company's properties.

FIRST MORTGAGE

All of the bonds issued under the First Mortgage, including those issued after June 1, 1975 and pledged with the Trustee of the G&R Mortgage (G&R Trustee) as additional security for General & Refunding Bonds (G&R Bonds), are secured by the lien of the First Mortgage. First Mortgage Bonds pledged with the G&R Trustee do not represent outstanding indebtedness of the Company. Amounts of such pledged bonds outstanding were $1.03 billion at December 31, 1993 and 1992. The annual First Mortgage depreciation fund and sinking fund requirements for 1993, due not later than June 30, 1994, are estimated at $216 million and $18 million, respectively. The Company expects to meet these requirements with property additions and retired First Mortgage Bonds.

G&R MORTGAGE

The lien of the G&R Mortgage is subordinate to the lien of the First Mortgage. The annual G&R Mortgage sinking fund requirement for 1993, due not later than June 30, 1994, is estimated at $24 million. The Company expects to satisfy this requirement with retired G&R Bonds.

1989 REVOLVING CREDIT AGREEMENT

The Company has an estimated $276 million available to it through October 1, 1994, under its $300 million 1989 Revolving Credit Agreement (1989
RCA). This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

The Company is currently, with the approval of the NRC, dedicating $24 million of the 1989 RCA to cover estimated, not yet incurred, costs attributable to the decommissioning of Shoreham, discussed in Note 2. The amount of credit available to the Company under the 1989 RCA will increase as decommissioning costs are funded by the Company.

At December 31, 1993, no amounts were outstanding under the 1989 RCA. The Company has the option, when amounts are outstanding, to commit to one of three interest rates including: (i) the Adjusted Certificate of Deposit Rate which is a rate based on the certificate of deposit rates of certain of the lending banks, (ii) the Base Rate which is generally a rate based on Citibank, N.A.'s prime rate and (iii) the Eurodollar Rate which is a rate based on the London Interbank Offering Rate (LIBOR). The Company has agreed to pay a fee of one quarter of one percent per annum on the unused portion. The termination date of the 1989 RCA may be extended for one-year periods upon the acceptance by the lending banks of the Company's request delivered to the lending banks prior to April 1 in each year.

AUTHORITY FINANCING NOTES

Authority Financing Notes are issued by the Company to the New York State Energy Research and Development Authority (NYSERDA) to secure certain tax-exempt Pollution Control Revenue Bonds (PCRBs), Electric Facilities Revenue Bonds (EFRBs) and Industrial Development Revenue Bonds issued by NYSERDA. Certain of these bonds are subject to periodic tender at which time their interest rates are subject to redetermination.

The 1993 EFRBs and the 1985 PCRBs are supported by letters of credit pursuant to which the letter of credit banks have agreed to pay the principal, interest and premium if applicable, in the aggregate, up to approximately $272 million in the event of default. The obligation of the Company to reimburse the letter of credit banks is unsecured. These letters of credit expire November 17, 1996 for the 1993 EFRBs and on March 16, 1996 for the 1985 PCRBs, at which time the Company is required to obtain either an extension of the letters of credit or substitute credit backup. If neither can be obtained, the 1993 EFRBs and the 1985 PCRBs must be redeemed unless the Company purchases them in lieu of redemption and subsequently remarkets them.

Tender requirements of Authority Financing Notes at December 31, 1993 are as follows:

                      Interest     (In thousands of dollars)
                        Rate       Series  Principal
        ------------------------------------------------------------------
         PCRBs
                       8 1/4 %     1982     $ 17,200  Tendered every three
                                                      years, next tender
                                                      October 1994.

                         2.5 %     1985 A,B $150,000  Tendered annually on
                                                      March 1.
         EFRBs
                        2.95 %     1993 A   $ 50,000  Tendered weekly.
                        2.85 %     1993 B   $ 50,000  Tendered annually on
                                                      November 1.

FAIR VALUES OF LONG-TERM DEBT

The carrying amounts and fair values of the Company's long-term debt consisted of the following at December 31:

                                                 (In thousands of dollars)
                                                            1993
                                                 ---------------------------
                                                  Fair Value Carrying Amount
                                                 ----------- ---------------
       First Mortgage Bonds                       $  124,719    $  125,000
       General and Refunding Bonds                 1,806,728     1,666,000
       Debentures                                  2,944,499     2,880,058
       Authority Financing Notes                     851,800       816,675
                                                  ----------    ----------
       Total Long-Term Debt                       $5,727,746    $5,487,733
                                                  ==========    ==========

                                                           1992
                                                 ---------------------------
                                                 Fair Value  Carrying Amount
                                                  ----------  ---------------
       First Mortgage Bonds                       $  397,971    $  400,000
       General and Refunding Bonds                 1,891,842     1,801,000
       Debentures                                  2,523,721     2,428,058
       Authority Financing Notes                     729,610       716,675
                                                  ----------    ----------
       Total Long-Term Debt                       $5,543,144    $5,345,733
                                                  ==========    ==========

MATURITY SCHEDULE

Total long-term debt maturing in the next five years is $600 million (1994), $25 million (1995), $455 million (1996), $286 million (1997) and $1 million
(1998).

NOTE 8. RETIREMENT BENEFIT PLANS

PENSION PLANS

The Company maintains a primary defined benefit pension plan (Primary Plan) which covers substantially all employees, a supplemental plan (Supplemental
Plan) which covers officers and certain key executives and a retirement plan which covers the Board of Directors (Directors' Plan).

Primary Plan

The Company's funding policy is to contribute annually to the Primary Plan a minimum amount consistent with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) plus such additional amounts, if any, as the Company may determine to be appropriate from time to time.

Effective January 1, 1992, the Plan was amended to update the benefit calculation, whereby for service before January 1, 1992, pension benefits are determined based on the greater of the accrued benefit as of December 31, 1991, or by applying a moving five-year average of Plan compensation, not to exceed the January 1, 1992 salary, to a certain percentage, determined by years of service at December 31, 1991. For service after January 1, 1992, pension benefits are equal to 2% of Plan compensation through age 49 and 2 1/2% thereafter. Employees are vested in the pension plan after five years of service with the Company.

The Primary Plan's funded status reflects changes in assumptions used in accounting due to changes in market conditions. The 1993 projected benefit obligation increased by approximately $31 million due to changes in the discount rate used, partially offset by a lower rate of future compensation increases.

The Primary Plan's funded status and amounts recognized on the Balance Sheet at December 31, 1993 and 1992 were as follows:

                                                                      (In thousands of dollars)
                                                                           1993          1992
                                                                        -----------------------
Actuarial present value of benefit obligation
  Vested benefits                                                        $512,692     $ 453,201
  Nonvested benefits                                                        5,920         4,326
                                                                         --------     ---------
  Accumulated benefit obligation                                         $518,612     $ 457,527

Plan assets at fair value                                                $598,600     $ 556,399
Actuarial present value of projected benefit
  obligation                                                             $597,128       536,818
                                                                         --------     ---------
Projected benefit obligation less than plan assets                          1,472        19,581
Unrecognized January 1, net obligations                                    91,397        98,147
Unrecognized net gain                                                     (97,029)     (128,218)
                                                                         --------     ---------
Net accrued pension cost                                                 $ (4,160)    $ (10,490)
                                                                         ========     =========

Periodic pension cost for 1993, 1992 and 1991 for the Primary Plan included the following components:

                                                             (In thousands of dollars)
                                                            1993        1992       1991
                                                          -----------------------------
Service cost - benefits earned during the period         $14,481    $ 13,661   $ 14,323
Interest cost on projected benefit obligation
  and service cost                                        41,865      39,574     33,698
Actual return on plan assets                             (54,010)    (47,156)   (63,875)
Net amortization and deferral                             10,025      12,849     33,569
                                                         -------    --------   --------
Net periodic pension cost                                $12,361    $ 18,928   $ 17,715
                                                         =======    ========   ========

Assumptions used in accounting for the Primary Plan were:

                                                            1993       1992       1991
                                                         ------------------------------
Discount rate                                               7.25%      7.75%      7.75%
Rate of future compensation increases                        5.0%       5.5%       5.5%
Long-term rate of return on assets                           7.5%       7.5%       7.0%


The Primary Plan assets at fair value primarily include cash, cash equivalents, group annuity contracts, bonds and listed equity securities.

In 1993, the PSC issued an order which addressed the accounting and ratemaking treatment of pension costs in accordance with SFAS No. 87, Employers' Accounting For Pensions. Under the PSC order, the Company is required to recognize any deferred net gains or losses over a ten- year period rather than using the corridor approach method. The Company believes that by adopting this method of accounting for financial reporting purposes, a better matching of revenues and the Company's pension cost will result from the implementation of the PSC order. For the year ended December 31, 1993, this change in the annual pension cost calculation reduced pension expense by approximately $4.6 million. The Company deferred a like amount of revenues to reflect the difference between pension expense in rates and pension expense under the PSC's order. In addition, the PSC authorized the Company to defer the difference between the pension rate allowance and annual pension contributions deposited into the pension fund. The Company is required to accrue, to the benefit of the ratepayer, a carrying charge on any such deferred balance.

Supplemental Plan

The Supplemental Plan, the cost of which is borne by the Company's shareowners, provides supplemental death and retirement benefits for officers and other key executives without contribution from such employees. The Supplemental Plan is a non-qualified plan under the Internal Revenue Code. Death benefits are currently provided by insurance. The provision for retirement benefits, which is unfunded, totaled approximately $2,800,000, $685,000 and $675,000 which was recognized as an expense in 1993, 1992 and 1991, respectively.

Directors' Plan

The Directors' Plan, adopted in February 1990, provides benefits to directors who are not officers of the Company. Directors who have served in that capacity for more than five years qualify as participants under the plan. The Directors' Plan is a non-qualified plan under the Internal Revenue Code. The provision for retirement benefits, which is unfunded, totaled approximately $150,000, $133,000 and $101,000 which was recognized as expense in 1993, 1992 and 1991, respectively.


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age after working for the Company for a minimum of five years.
These and similar benefits for active employees are provided by the Company or by insurance companies whose premiums are based on the benefits paid during the year. Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires the Company to recognize the expected cost of providing postretirement benefits when employee services are rendered rather than on a pay-as-you-go method.

Effective January 1, 1993, the Company recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of approximately $376 million. Additionally, as a result of adopting SFAS No. 106, the Company's annual postretirement benefit cost for 1993 increased by approximately $28 million above the amount that would have been recorded under the pay-as-you-go method.

In 1993, the PSC issued a final order which required that the effects of implementing SFAS No. 106 be phased into rates. The order required the Company to defer as a regulatory asset the difference between postretirement benefit expense recorded for accounting purposes in accordance with SFAS No. 106 and the postretirement benefit expense reflected in rates. The ongoing annual postretirement benefit expense will be phased into and fully reflected in rates within a five-year period with the accumulated postretirement obligation being recovered in rates over a twenty-year period.

Accumulated postretirement benefits obligation other than pensions at December 31 were as follows:

                                                         (In thousands of dollars)
                                                            1993            1992
                                                         ----------------------------
       Retirees                                          $ 152,800        $ 140,900
       Fully eligible plan participants                     63,800           78,500
       Other active plan participants                      137,200          156,200
                                                         ---------        ---------
       Accumulated postretirement
         benefits obligation                               353,800          375,600
       Unrecognized net gain                                49,237               -
       Unrecognized transition
         obligation                                              -         (375,600)
                                                         ---------        ---------
       Accrued postretirement
         benefit cost                                    $ 403,037        $       -
                                                         =========        =========

Periodic postretirement benefit cost other than pensions for the years 1993 and 1992 were as follows:


                                                            1993            1992
                                                         --------------------------
       Service cost - benefits
         earned during the period                        $  12,980        $       -
       Interest cost on projected
         benefits obligation and
         service cost                                       29,531                -
                                                         ---------        ---------
       Periodic postretirement
           cost                                          $  42,511        $  13,400
                                                         =========        =========

Assumptions used in accounting for postretirement benefits other than pensions were as follows:


                                                      1993          1992
                                                  -----------------------
       Discount rate                                 7.25%          7.75%
       Rate of future compensation                    5.0%           5.5%
         increases

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at December 31, 1993 and 1992 were 9.5% and 15.0%, respectively, gradually declining to 6.0% in 2001 and thereafter. A one-percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993 and 1992 by approximately $46 million and $58 million, respectively, and the sum of the service and interest costs in 1993 by $8 million.

POSTEMPLOYMENT BENEFITS

In November 1992, the FASB issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company will be required to comply with the new rules beginning in 1994. The effect of adopting the new rules will not be material to the Company's financial position or results of operations. The Company believes it will be permitted to recover these costs through rates.

NOTE 9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into substantial commitments for fossil fuel, gas supply, purchased power and transmission facilities. The costs associated with these commitments are normally recovered from ratepayers through provisions in the Company's rate schedules.

The Company expects that it will have to expend $4.3 million in 1994 to meet continuous emission monitoring requirements and $3.5 million in 1994 and $2.0 million in 1995 to meet Phase I nitrogen oxide (NOx) reduction requirements.
In addition, subject to details that are expected to appear in regulations that have not yet been issued, the Company estimates that it may be required to expend as much as $125 million by May 1999 to meet Phase II NOx reduction requirements and approximately $50 million by 2000 to meet requirements for the control of hazardous air pollutants from power plants. The Company believes that such cost would be recoverable in rates.

CONTINGENCIES

Litigation

On February 11, 1988, the Company began a lawsuit in Suffolk County Supreme Court against Suffolk County, seeking the recovery of approximately $54 million in damages for Suffolk County's breach of a contract to prepare an off site emergency response plan for Shoreham (Long Island Lighting Company v. County of Suffolk). In addition, the complaint alleges that, because of the delays that have resulted, the Company has been damaged in an additional amount of $706 million. On October 30, 1992, the court granted in part and denied in part Suffolk County's motion to amend its answer to assert additional defenses and counterclaims. Two proposed counterclaims were allowed seeking approximately $16 million in damages as well as $700 million in alleged punitive damages.
The outcome of these counterclaims, if adverse, could have a material effect on the financial condition of the Company. The Company has argued that there is no basis for punitive damages and intends to vigorously prosecute its claim against Suffolk County and to defend against these counterclaims.

Environmental

The Company is subject to environmental laws and regulations of the United States Environmental Protection Agency (EPA) and other regulatory agencies. The Company is monitoring its activities and to date, has not identified any material environmental contingencies. The Company believes that costs related to such contingencies, if any, would be recoverable in rates.

NUCLEAR PLANT INSURANCE

The Company has property damage insurance and third-party bodily injury and property liability insurance for its 18% share in NMP2 and for Shoreham. The premiums for this coverage are not material. The policies for this coverage provide for retroactive premium assessments under certain circumstances. Maximum retroactive premium assessments could be as much as approximately $4.7 million. For property damage at each nuclear generating site, the NRC requires a minimum of $1.06 billion of coverage. The NRC has provided the Company with a partial exemption from these requirements for Shoreham.

Under certain circumstances, the Company may be assessed additional amounts in the event of a nuclear incident. Under agreements established pursuant to the Price Anderson Act, the Company could be assessed up to approximately $79.3 million per nuclear incident in any one year at any nuclear unit, but not in excess of approximately $10 million in payments per year for each incident.
The Price Anderson Act also limits liability for third-party bodily injury and third-party property damage arising out of a nuclear occurrence at each unit to $9.4 billion.

NOTE 10. FEDERAL INCOME TAXES


As of December 31, 1993, the significant components of the Company's deferred tax assets and liabilities calculated under the provisions of SFAS No. 109 were as follows:

Deferred Tax Assets                                    (In thousands of dollars)
- -------------------                                    -------------------------
       Net operating loss carryforwards                         $  707,400
       Litigation settlements                                       87,050
       Shoreham property                                            38,535
       Accelerated depreciation                                     20,612
       Excess credits                                               35,362
       Unutilized investment tax credits                            67,215
       Tax credit carryforwards                                    138,035
       Other                                                        62,800
                                                                -----------
       Total Deferred Tax Assets                                $1,157,009
                                                                -----------



Deferred Tax Liabilities
- ------------------------
       1989 Settlement                                          $2,180,413
       Accelerated depreciation                                    597,827
       Call premiums                                                63,735
       Rate case deferrals                                          43,957
       Other                                                        46,097
                                                                ----------
       Total Deferred Tax Liabilities                            2,932,029
                                                                ----------

Net Deferred Tax Liability                                      $1,775,020
                                                                ==========


The Company's net operating loss (NOL) carryforward for federal income tax purposes is estimated to be approximately $2 billion at December 31, 1993. The NOL will expire in the years 2003 through 2007. The amount of investment tax credit (ITC) carryforward is approximately $219 million. The ITC credits expire by the year 2002. In accordance with the Tax Reform Act of 1986 (TRA
86), ITC allowable as credits to tax returns for years after 1987 must be reduced by 35%. The amount of the reduction will not be allowed as a credit for any other taxable year. For financial reporting purposes, a valuation allowance was not required to offset the deferred tax assets related to these carryforwards.

On January 8, 1990 and October 10, 1992, the Company received Revenue Agents' Reports disallowing certain deductions claimed by the Company on its tax returns for the audit cycle years 1984-1987 and 1988-1989, respectively. The Revenue Agents' Reports reflects proposed adjustments to the Company's federal income tax returns for 1984 through 1989 which, if sustained, would give rise to tax deficiencies totaling approximately $220 million. The Revenue Agents have proposed ITC adjustments which, if sustained, would reduce the Company's carryforward by approximately $96 million. The Company is protesting some of the adjustments and seeks an administrative and, if necessary, a judicial review of the conclusions reached in the Revenue Agents' Reports. The Company cannot predict either the timing or the manner in which these matters will be resolved. If however, the ultimate disposition of any or all matters raised in the Revenue Agents' Reports are adverse to the Company, the Company expects that any deficiencies that may arise will be substantially offset by the net operating loss carrybacks associated with the 1989 Shoreham abandonment loss deduction of $1.8 billion and thus any impact would not have a material effect on the Company's financial condition or cash flows.

The federal income tax amounts included in the Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to net income before income taxes. The table below sets forth the reasons for such differences.

                                                                   (In thousands of dollars)
- --------------------------------------------------------------------------------------------
                                             1993               1992               1991
- --------------------------------------------------------------------------------------------
                                                 % of               % of               % of
                                               Pre-Tax            Pre-Tax            Pre-Tax
                                        Amount  Income     Amount  Income     Amount  Income
- --------------------------------------------------------------------------------------------
FEDERAL INCOME TAX, PER STATEMENT
  OF INCOME

Current                              $   6,324          $     530          $     515

Deferred and other (see Note 1)
  1989 Settlement
     Shoreham property                   4,753              3,806             10,677
     Bokum Resources Corporation             -                  -             20,400
     Rate moderation component         (30,511)            10,351             77,715
     Other 1989 Settlement items        11,396              8,622                872
  Net Operating Loss Carryforward       78,708            (14,121)           (14,510)
  Shoreham post settlement costs        62,993             60,125             50,375
  Contractor litigation settlement        (503)                 -            (18,758)
  Accelerated tax depreciation          32,101             35,951             30,447
  Call premiums                         (5,460)            35,441             18,496
  Ratemaking and performance plan       14,369             17,680               (371)
  Other items                           (1,894)             2,577              5,795
- --------------------------------------------------------------------------------------------

Total Deferred and Other               165,952            160,432            181,138

- --------------------------------------------------------------------------------------------

TOTAL FEDERAL INCOME TAX EXPENSE       172,276            160,962            181,653

Net Income                             296,563            301,974            305,538

- --------------------------------------------------------------------------------------------

Income before federal income taxes   $ 468,839          $ 462,936          $ 487,191

============================================================================================

STATUTORY FEDERAL INCOME TAX         $ 164,094  35.0%   $ 157,398  34.0%   $ 165,645  34.0%

Additions (reductions) in federal
  income tax
  1989 Settlement
    Shoreham property                    4,256   0.9        4,003   0.9        4,003   0.8
  Allowance for funds used during
    construction                        (2,304) (0.5)      (4,118) (0.9)      (1,310) (0.3)
  Tax credits                           (6,871) (1.5)      (6,586) (1.4)      (2,980) (0.6)
  Excess of book depreciation over
    tax depreciation                    12,437   2.7       12,193   2.6       13,108   2.7
  Interest capitalized                   3,443   0.7        2,947   0.6        4,232   0.9
  Other items                           (2,779) (0.6)      (4,875) (1.0)      (1,045) (0.2)
- --------------------------------------------------------------------------------------------

TOTAL FEDERAL INCOME TAX EXPENSE     $ 172,276  36.7%   $ 160,962  34.8%   $ 181,653  37.3%

============================================================================================

NOTE 11. SEGMENTS OF BUSINESS

The Company is a public utility engaged in the generation, distribution and sale of electric energy and the purchase, distribution and sale of natural gas to residential, commercial and industrial customers in Nassau and Suffolk Counties and the Rockaway Peninsula in Queens County, all on Long Island, New York. Identifiable assets by segment include net utility plant, regulatory assets, materials and supplies (excluding common), accrued unbilled revenues, gas in storage, fuel and deferred charges (excluding common). Assets utilized for overall Company operations consist of other property and investments, cash and cash equivalents, special deposits, accounts receivable, prepayments and other current assets, unamortized debt expense and other deferred charges.

                                                                                         (In thousands of dollars)
- ------------------------------------------------------------------------------------------------------------------
For year ended December 31                                               1993               1992              1991
- ------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                           $2,352,109         $2,194,632       $ 2,196,568
Gas                                                                   528,886            427,207           351,161
- ------------------------------------------------------------------------------------------------------------------
Total                                                              $2,880,995         $2,621,839       $ 2,547,729
==================================================================================================================
OPERATING EXPENSES (EXCLUDES FEDERAL INCOME TAX)
Electric                                                           $1,513,452         $1,354,959       $ 1,254,702
Gas                                                                   427,138            352,777           338,295
- ------------------------------------------------------------------------------------------------------------------
Total                                                              $1,940,590         $1,707,736       $ 1,592,997
==================================================================================================================
OPERATING INCOME (BEFORE FEDERAL INCOME TAX)
Electric                                                           $  838,657         $  839,673       $   941,866
Gas                                                                   101,748             74,430            12,866
- ------------------------------------------------------------------------------------------------------------------
Total                                                                 940,405            914,103           954,732
AFC                                                                   (6,683)           (12,111)           (5,794)
Other income and deductions                                          (55,823)           (49,569)          (50,481)
Interest charges                                                      534,072            512,847           523,816
Federal income tax-operating                                          184,854            172,998           169,452
Federal income tax-non-operating                                     (12,578)           (12,036)            12,201
- ------------------------------------------------------------------------------------------------------------------
Net income                                                         $  296,563         $  301,974       $   305,538
==================================================================================================================
DEPRECIATION AND AMORTIZATION
Electric                                                           $  106,149         $  104,034       $   104,172
Gas                                                                    16,322             15,103            14,783
- ------------------------------------------------------------------------------------------------------------------
Total                                                              $  122,471         $  119,137       $   118,955
==================================================================================================================
CONSTRUCTION AND NUCLEAR FUEL EXPENDITURES*
Electric                                                           $  170,941         $  163,609       $   144,356
Gas                                                                   133,752            109,295            93,195
- ------------------------------------------------------------------------------------------------------------------
Total                                                              $  304,693         $  272,904       $   237,551
==================================================================================================================

*Includes non-cash allowance for other funds used during construction and excludes Shoreham post settlement costs.

At December 31                                                           1993               1992              1991
- ------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Electric                                                           $11,253,674       $ 8,867,205       $ 8,582,081
Gas                                                                  1,080,906           767,444           621,570
- ------------------------------------------------------------------------------------------------------------------
Total                                                               12,334,580         9,634,649         9,203,651
Assets utilized for overall Company operations                       1,121,457         1,129,810           934,844
- ------------------------------------------------------------------------------------------------------------------
Total Assets                                                       $13,456,037       $10,764,459       $10,138,495
==================================================================================================================

NOTE 12. QUARTERLY FINANCIAL INFORMATION
(Unaudited)

                                                                  (In thousands of dollars except earnings per common share)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                         1993                          1992
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   For the quarter ended March 31                                                    $760,451                      $697,761
                          June 30                                                     604,871                       580,498
                     September 30                                                     849,700                       747,729
                      December 31                                                     665,973                       595,851
- ---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
   For the quarter ended March 31                                                    $192,391                      $179,741
                          June 30                                                     167,599                       166,954
                     September 30                                                     263,984                       256,800
                      December 31                                                     131,577                       137,610
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME
   For the quarter ended March 31                                                    $ 67,861                      $ 66,706
                          June 30                                                      56,806                        59,285
                     September 30                                                     144,549                       141,388
                      December 31                                                      27,347                        34,595
- ---------------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK
   For the quarter ended March 31                                                    $ 53,286                      $ 50,553
                          June 30                                                      42,451                        41,040
                     September 30                                                     131,022                       126,295
                      December 31                                                      13,696                        20,132
- ---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   For the quarter ended March 31                                                    $    .48                      $    .45
                          June 30                                                         .38                           .37
                     September 30                                                        1.17                          1.14
                      December 31                                                         .12                           .18
- ---------------------------------------------------------------------------------------------------------------------------

In the fourth quarter of 1993, the Company recorded income of approximately $6.5 million, net of tax effects, or $.06 per common share related to the settlement of certain litigation. In addition, during the fourth quarter of 1993, the Company recorded a charge to earnings of approximately $7.3 million, net of tax effects or $.07 per common share principally related to previously deferred storm costs and the reconciliation of certain ratemaking mechanisms recorded in connection with the conclusion of the Company's rate year.

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

To the Shareowners and Board of Directors of Long Island Lighting Company

We have audited the accompanying balance sheet of Long Island Lighting Company and the related statement of capitalization, as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing all accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Island Lighting Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 8 and 10 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.


                                        /s/ ERNST & YOUNG


Melville, New York
February 4, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            Information required by Item 10 as to the Company's Executive Officers is set forth in Item 1, "Business" under the heading "Executive Officers of the Company" above. Information required by Item 10 as to the Company's Directors may be found in the Company's proxy statement for its Annual Meeting to be held on April 12, 1994. Such proxy statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            Information required by Item 11 may be found in the Company's proxy statement for its Annual Meeting to be held on April 12, 1994. Such proxy statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required by Item 12 may be found in the Company's proxy statement for its Annual Meeting to be held on April 12, 1994. Such proxy statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by Item 13 may be found in the Company's proxy statement for its Annual Meeting to be held on April 12, 1994. Such proxy statement is incorporated herein by reference.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)      List of Financial Statements

            Balance Sheet at December 31, 1993 and 1992.

            Statement of Income for each of the three years in the period ended December 31, 1993.

            Statement of Capitalization at December 31, 1993 and 1992.

            Statement of Cash Flows for each of the three years in the period ended December 31, 1993.

            Statement of Retained Earnings for each of the three years in the period ended December 31, 1993.

            Notes to Financial Statements.

 (2)        List of Financial Statement Schedules

            Property, Plant and Equipment (Schedule V)

            Accumulated Depreciation, Depletion and Amortization
              of Property, Plant and Equipment (Schedule VI)

            Valuation and Qualifying Accounts (Schedule  VIII)

            Supplementary Income Statement Information
              (Schedule  X)


 (3)        List of Exhibits


*3(a) Restated Certificate of Incorporation of the Company dated November 11, 1993.

 (b) By-laws of the Company as amended on May 28, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

4(a) General and Refunding Indenture dated as of June 1, 1975 and 21 supplements thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as follows:

                           G&R Indenture dated as of June 1, 1975.

                           First Supplemental Indenture to G&R Indenture dated as of June 1, 1975.

                           Second Supplemental Indenture to G&R Indenture dated as of September 1, 1975.

                           Third Supplemental Indenture to G&R Indenture dated as of June 1, 1976.

                           Fourth Supplemental Indenture to G&R Indenture dated as of December 1, 1976.

                           Fifth Supplemental Indenture to G&R Indenture dated as of May 1, 1977.

                           Sixth Supplemental Indenture to G&R Indenture dated as of April 1, 1978.





- ------------------------
* Filed herewith.

                           Seventh Supplemental Indenture to G&R Indenture dated as of March 1, 1979.

                           Eighth Supplemental Indenture to G&R Indenture dated as of February 1, 1980.

                           Ninth Supplemental Indenture to G&R Indenture dated as of March 1, 1981.

                           Tenth Supplemental Indenture to G&R Indenture dated as of July 1, 1981.

                           Eleventh Supplemental Indenture to G&R
                           Indenture dated as of July 1, 1981.

                           Twelfth Supplemental Indenture to G&R Indenture dated as of December 1, 1981.

                           Thirteenth Supplemental Indenture to G&R
                           Indenture dated as of December 1, 1981.

                           Fourteenth Supplemental Indenture to G&R
                           Indenture dated as of June 1, 1982.

                           Fifteenth Supplemental Indenture to G&R
                           Indenture dated as of October 1, 1982.

                           Sixteenth Supplemental Indenture to G&R
                           Indenture dated as of April 1, 1983.

                           Seventeenth Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1983.

                           Eighteenth Supplemental Indenture to G&R
                           Indenture dated as of September 1, 1984.

                           Nineteenth Supplemental Indenture to G&R
                           Indenture dated as of October 1, 1984.

                           Twentieth Supplemental Indenture to G&R
                           Indenture dated as of June 1, 1985.

                           Twenty-first Supplemental Indenture to G&R
                           Indenture dated as of April 1, 1986.

                           Twenty-second Supplemental Indenture to G&R
                           Indenture dated as of February 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

                           Twenty-third Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Twenty-fourth Supplemental Indenture to G&R
                           Indenture dated as of July 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Twenty-fifth Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Twenty-sixth Supplemental Indenture to G&R
                            Indenture dated as of July 1, 1992 (filed as
                           an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

4(b) Indenture of Mortgage and Deed of Trust dated as of September 1, 1951 and 44 supplements thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as follows:

                           Indenture of Mortgage dated as of September 1, 1951.

                           First Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1951.

                           Second Supplemental Indenture to the Indenture of Mortgage dated as of October 1, 1952.

                           Third Supplemental Indenture to the Indenture of Mortgage dated as of September 1, 1953.

                           Fourth Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1954.

                           Fifth Supplemental Indenture to the Indenture of Mortgage dated as of November 1, 1955.

                           Sixth Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1956.

                           Seventh Supplemental Indenture to the Indenture of Mortgage dated as of May 1, 1958.

                           Eighth Supplemental Indenture to the Indenture of Mortgage dated as of July 1, 1959.

                           Ninth Supplemental Indenture to the Indenture of Mortgage dated as of August 1, 1961.

                           Tenth Supplemental Indenture to the Indenture of Mortgage dated as of April 1, 1963.

                           Eleventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1964.

                           Twelfth Supplemental Indenture to the Indenture of Mortgage dated as of June 1, 1965.

                           Thirteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1966.

                           Fourteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1967.

                           Fifteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1969.

                           Sixteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1970.

                           Seventeenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1971.

                           Eighteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1971.

                           Nineteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1972.

                           Twentieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1973.

                           Twenty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1974.

                           Twenty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of November 1, 1974.

                           Twenty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1975.

                           Twenty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1975.

                           Twenty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1976.

                           Twenty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1976.

                           Twenty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1977.

                           Twenty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1978.

                           Twenty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1979.

                           Thirtieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 1, 1980.

                           Thirty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1981.

                           Thirty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1981.

                           Thirty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1981.

                           Thirty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1981.

                           Thirty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1981.

                           Thirty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1982.

                           Thirty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of October 1, 1982.

                           Thirty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1983.

                           Thirty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1983.

                           Fortieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 29, 1984.

                           Forty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1984.

                           Forty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of October 1, 1984.

                           Forty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1985.

                           Forty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1986.

                           Forty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

                           Forty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Forty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Forty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Forty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

*4(c) Debenture Indenture dated as of November 1, 1986 from the Company to The Connecticut Bank and Trust Company, National Association, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

                           First Supplemental Indenture dated as of November 1, 1986 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

                           Second Supplemental Indenture dated as of April 1, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

                           Third Supplemental Indenture dated as of July 1, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

                           Fourth Supplemental Indenture dated as of July 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Fifth Supplemental Indenture dated as of November 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                            *Sixth Supplemental Indenture dated as of
                           June 1, 1993.

                            *Seventh Supplemental Indenture dated as of
                           July 1, 1993.

4(d) Debenture Indenture dated as of November 1, 1992 from the Company to Chemical Bank, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           First Supplemental Indenture dated as of January 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).





- ------------------------
* Filed herewith.

                           Second Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Third Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Fourth Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

 10(a) Sound Cable Project Facilities and Marketing Agreement dated as of August 26, 1987 between the Company and the Power Authority of the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

 10(b) Transmission Agreement by and between the Company and Consolidated Edison Company of New York, Inc. dated as of March 31, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

 10(c) Contract for the sale of Firm Power and Energy by and between the Company and the State of New York dated as of April 26, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

 10(d) Capacity Supply Agreement dated as of December 13, 1991 between the Company and the Power Authority of the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

*10(e) Nine Mile Point Nuclear Station Unit 2 Operating Agreement dated as of January 1, 1993 by and between the Company, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation and Central Hudson Gas and Electric Corporation.

 10(f) Settlement Agreement on Issues Related to Nine Mile Two Nuclear Plant dated as of June 6, 1990 by and between the Company, the Staff of the Department of Public Service and others (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).





- ------------------------
* Filed herewith.

10(g) Settlement Agreement -- LILCO Issues dated as of February 28, 1989 by and between the Company and the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

10(h) Amended and Restated Asset Transfer Agreement by and between the Company and the Long Island Power Authority dated as of June 16, 1988 as amended and restated on April 14, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(i) Memorandum of Understanding concerning proposed agreements on power supply for Long Island dated as of June 16, 1988 by and between the Company and New York Power Authority as amended May 24, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(j) Rate Moderation Agreement submitted by the staff of the New York State Public Service Commission on March 16, 1989 and supported by the Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(k) Site Cooperation and Reimbursement Agreement dated as of January 24, 1990 by and between the Company and Long Island Power Authority (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(l) Stipulation of settlement of federal Racketeer Influenced and Corrupt Organizations Act ("RICO") Class Action and False Claims Action dated as of February 27, 1989 among the attorneys for the Company, the ratepayer class, the United States of America and the individual defendants named therein (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

10(m) Revolving Credit Agreement dated as of June 27, 1989, between Long Island Lighting Company and the banks and co-agents listed therein, with the Exhibits thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) and as amended by the First Amendment dated as of October 13, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) and as amended by the Second Amendment dated as of March 5, 1992 and as modified by a Waiver dated November 5, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

10(n) Indenture of Trust dated as of December 1, 1989 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1989 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

            Participation Agreement dated as of December 1, 1989 by and between the New York State Energy Research and Development Authority and the Company relating to the 1989 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(o) Indenture of Trust dated as of May 1, 1990 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1990 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

            Participation Agreement dated as of May 1, 1990 by and between the New York State Energy Research and Development Authority and the Company relating to the 1990 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

10(p) Indenture of Trust dated as of January 1, 1991 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1991 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

            Participation Agreement dated as of January 1, 1991 by and between the New York State Energy Research and Development Authority and the Company relating to the 1991 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

10(q) Indenture of Trust dated as of February 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

            Participation Agreement dated as of February 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

10(r) Indenture of Trust dated as of February 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series B (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

            Participation Agreement dated as of February 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series B (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

10(s) Indenture of Trust dated as of August 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series C (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

            Participation Agreement dated as of August 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series C (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

10(t) Indenture of Trust dated as of August 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series D (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

            Participation Agreement dated as of August 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series D (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

*10(u) Indenture of Trust dated as of November 1, 1993 by and between New York State Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the 1993 Electric Facilities Revenue Bonds, Series A.

            Participation Agreement dated as of November 1, 1993 by and between the New York State Energy Research and Development Authority and the Company relating to the 1993 Electric Facilities Revenue Bonds, Series A.

*10(v) Indenture of Trust dated as of November 1, 1993 by and between New York State Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the 1993 Electric Facilities Revenue Bonds, Series B.

            Participation Agreement dated as of November 1, 1993 by and between the New York State Energy Research and Development Authority and the Company relating to the 1993 Electric Facilities Revenue Bonds, Series B.





- ------------------------
* Filed herewith.

*10(w) Supplemental Death and Retirement Benefits Plan as amended and restated effective January 1, 1993 and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference.

*10(x)      Executive Agreements and Management Contracts

   *(1) Executive Employment Agreement dated as of January 30, 1984 by and between William J. Catacosinos and Long Island Lighting Company, as amended by amendments dated March 20, 1987 (filed as Exhibit 10(e) to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference), December 22, 1989 (filed as Exhibit 10(o) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) and December 2, 1991 (filed as Exhibit 10(u) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference); an Employment Agreement dated as of March 20, 1987 (filed as Exhibit 10(e) to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by amendments dated November 30, 1989 (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference), an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference), an amendment dated December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference), and as amended by an amendment dated December 31, 1993.

   *(2) Employment Agreement dated as of February 23, 1994 by and between Theodore A. Babcock and Long Island Lighting Company and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference.

    (3) Employment Agreement dated as of May 14, 1990 by and between William N. Dimoulas and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).



- ------------------------
* Filed herewith.

    (4) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between James T. Flynn and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (5) Employment Agreement dated as of September 11, 1992 by and between Robert J. Grey and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (6) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Robert X. Kelleher and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (7) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between John D. Leonard, Jr. and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (8) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Adam M. Madsen and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (9) Employment Agreement dated as of May 30, 1990 by and between Kathleen A. Marion and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated December 2, 1991 as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (10) Employment Agreement dated as of January 21, 1991 by and between Arthur C. Marquardt and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (11) Employment Agreement dated as of April 16, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Brian R. McCaffrey and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 incorporated herein by reference) and as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (12) Employment Agreement dated as of March 18, 1988 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Joseph W. McDonnell and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (13) Employment Agreement dated as of July 29, 1992 by and between Anthony Nozzolillo and Long Island Lighting Company and related Trust Agreement and as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (14) Employment Agreement dated as of July 29, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between William G. Schiffmacher and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (15) Employment Agreement dated as of February 20, 1990 by and between Robert B. Steger and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (16) Employment Agreement dated as of March 9, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between William E. Steiger, Jr. and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (17) Employment Agreement dated as of April 17, 1991 by and between Thomas J. Vallely, III and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (18) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Walter F. Wilm, Jr. and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (19) Employment Agreement dated as of November 4, 1988 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Edward J. Youngling and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (20) Retirement Agreement dated as of January 7, 1987 by and between George J. Sideris and Long Island Lighting Company, as amended March 20, 1987, and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

  *(21) Indemnification Agreement dated as of February 23, 1994 by and between Theodore A. Babcock and Long Island Lighting Company.

   (22) Indemnification Agreement dated as of January 31, 1992 by and between A. James Barnes and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (23) Indemnification Agreement dated as of May 30, 1990 by and between George Bugliarello and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (24) Indemnification Agreement dated as of April 17, 1992 by and between Renso L. Caporali and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (25) Indemnification Agreement dated as of November 19, 1987 by and between William J. Catacosinos and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (26) Indemnification Agreement dated as of April 23, 1992 by and between Peter O. Crisp and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (27) Indemnification Agreement dated as of May 14, 1990 by and between William N. Dimoulas and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (28) Indemnification Agreement dated as of November 25, 1987 by and between James T. Flynn and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (29) Indemnification Agreement dated as of November 19, 1987 by and between Winfield E. Fromm and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

- -----------------------
* Filed herewith.

  *(30) Indemnification Agreement dated as of January 3, 1994 by and between Vicki L. Fuller and Long Island Lighting Company.

   (31) Indemnification Agreement dated as of September 11, 1992 by and between Robert J. Grey and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (32) Indemnification Agreement dated as of November 25, 1987 by and between Robert X. Kelleher and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (33) Indemnification Agreement dated as of November 25, 1987 by and between John D. Leonard, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (34) Indemnification Agreement dated as of November 25, 1987 by and between Adam M. Madsen and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (35) Indemnification Agreement dated as of May 30, 1990 by and between Kathleen A. Marion and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (36) Indemnification Agreement dated as of January 21, 1991 by and between Arthur C. Marquardt and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (37) Indemnification Agreement dated as of November 25, 1987 by and between Brian R. McCaffrey and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (38) Indemnification Agreement dated as of March 18, 1988 by and between Joseph W. McDonnell and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (39) Indemnification Agreement dated as of July 29, 1992 by and between Anthony Nozzolillo and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

- ---------------------
* Filed herewith.

  *(40) Indemnification Agreement dated as of April 20, 1993 by and between Katherine D. Ortega and Long Island Lighting Company.

   (41) Indemnification Agreement dated as of November 19, 1987 by and between Basil A. Paterson and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (42) Indemnification Agreement dated as of November 25, 1987 by and between William Schiffmacher and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (43) Indemnification Agreement dated as of February 8, 1992 by and between Richard L. Schmalensee and Long Island Lighting Company (filed as an Exhibit to the Company Form 10- K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (44) Indemnification Agreement dated as of November 30, 1987 by and between George J. Sideris and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (45) Indemnification Agreement dated as of February 20, 1990 by and between Robert B. Steger and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

   (46) Indemnification Agreement dated as of March 1, 1989 by and between William E. Steiger, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (47) Indemnification Agreement dated as of November 19, 1987 by and between John H. Talmage and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (48) Indemnification Agreement dated as of April 17, 1991 by and between Thomas J. Vallely, III and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (49) Indemnification Agreement dated as of November 19, 1987 by and between Phyllis A. Vineyard and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

- ---------------------
* Filed herewith.

   (50) Indemnification Agreement dated as of November 25, 1987 by and between Walter F. Wilm, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (51) Indemnification Agreement dated as of November 4, 1988 by and between Edward J. Youngling and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (52) Long Island Lighting Company Officers' and Directors' Protective Trust dated as of April 18, 1988 by and between the Company and Clarence Goldberg, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (53) Long Island Lighting Company's Retirement Plan for Directors dated as of February 2, 1990 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

  *(54) Agreement dated as of April 20, 1993 by and between the Company and Lionel M. Goldberg.

  *(55) Agreement dated as of April 20, 1993 by and between the Company and Eben W. Pyne.

   *23      Consent of Ernst & Young, Independent Auditors.

*24(a) Powers of Attorney executed by the Directors and Officers of the Company.

*24(b)      Certificate as to Corporate Power of Attorney.

*24(c) Certified copy of Resolution of Board of Directors authorizing signature pursuant to Power of Attorney.


            Financial Statements of subsidiary companies accounted for by the equity method have been omitted because such subsidiaries do not constitute significant subsidiaries.

- ----------------------
* Filed herewith.

(b)   Reports on Form 8-K

      In its Report on Form 8-K dated October 8, 1993, the Company stated that:

      1. On September 22, 1993, the United States Court of Appeals for the Second Circuit issued its opinion affirming the United States District Court for the Southern District of New York's jury award of $18.4 million, in favor of the Company, for a breach of warranty cause of action against Transamerica Delaval, Inc., now IMO Industries, Inc. and the District Court's dismissal of the Company's claims as to all categories of damages other than the amount attributable to the breach of warranty action.

      2. If the Company concludes that the overall objectives of the RMA can be met, it may submit to the PSC, for the rate period commencing December 1, 1994, a multi-year electric rate plan providing for annual percentage increases that are significantly lower than the targeted levels contemplated by the RMA.

      3. Subsequent to the issuance of the ALJ's Recommended Decision on the Company's gas rate application, the Company negotiated a multi-year rate settlement with Staff of the PSC which is subject to review by the ALJ and approval by the PSC.

      In its Report on Form 8-K dated December 3, 1993, the Company stated that:

      1. On November 15, 1993, the PSC authorized the Company to increase its base electric rates by 4% effective December 1, 1993. This increase is the sixth in a series of 11 rate increases contemplated in the PSC-approved 1989 RMA.

      2. The Company is in the process of preparing a three-year electric rate plan for the period beginning December 1, 1994 that provides for zero percentage base rate increases in years one and two of the plan and a base rate increase of approximately 4% in the third year, while retaining consistency with the RMA's objective of continuing the restoration of the Company's financial health.

      No other Reports on Form 8-K were filed in the fourth quarter of 1993.

      In its Report on Form 8-K dated January 21, 1994, the Company stated that:

      1. The Company has announced the resignation of its President and Chief Operating Officer, Anthony F. Earley, Jr., effective March 1, 1994.

      2. On December 31, 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 that proposes no base electric rate increases in years one and two of the plan and an overall increase of 4.3% in the third year.

      3. On January 12, 1994, the Company filed comments in response to the November 2, 1993 Petition filed by the CPB and LIPA with the PSC asking the PSC to hold a proceeding on freezing or possibly reducing the Company's electric rates for the period December 1994 to November 1997.

      4. In December 1993, the PSC approved, with an effective date of December 31, 1993, the Company's negotiated three-year gas rate settlement with the Staff of the PSC which provided for a first year increase of $26.6 million and two subsequent increases of $23 million and $20 million to be effective on December 1, 1995 and 1996, respectively.

      5. On December 30, 1993, the Appellate Division, Third Judicial Department, affirmed the Supreme Court of the State of New York Special Term's decision in LILCO v. PSC/Mayflower, which held that the PSC had violated PURPA and the New York Public Service Law and had acted arbitrarily when it ordered the Company to sign a power purchase contract with Mayflower Energy Partners, L.P. incorporating the PSC's 1989 Long Run Avoided Cost estimates.

      6. On December 13, 1993, the United States District Court for the Eastern District of New York issued an opinion in LILCO v. Stone & Webster Engineering Corp. granting a motion by SWEC to dismiss the Company's complaint in this action which had sought to recover damages against SWEC for breach of contract, negligence, professional malpractice and gross negligence in connection with SWEC's work as architect-engineer and construction manager for Shoreham.

      7. Pursuant to the LIPA Act, LIPA is required to make PILOTS to the municipalities that impose real property taxes on Shoreham. On January 10, 1994, the Appellate Division, Second Department, affirmed Nassau County Supreme Court's March 29, 1993 decision in LIPA, et al. v. Shoreham-Wading River Central School District, et al. holding, in major part, that the Company is not obligated for any real property taxes that accrued after February 28, 1992, attributable to property that it conveyed to LIPA, that PILOTS commence on March 1, 1992, that PILOTS are subject to refunds and that the LIPA Act does not provide for the termination of PILOTS.

      In its Report on Form 8-K dated February 7, 1994, the Company reported earnings of $2.15 per common share on revenues of $2,880,995,000 for the year ended December 31, 1993.

                         LONG ISLAND LIGHTING COMPANY
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     For The Year Ended December 31, 1993
                            (Thousands of Dollars)

                                                                                           Other
                                                                                          Changes
                                               Balance       Additions                      Add         Balance
        Classifications                        12-31-92       at Cost     Retirements   (Deduct) (A)    12-31-93
        ---------------                       ----------    ----------    -----------   ------------    --------
Utility Plant

  Plant and Equipment at Original Cost

    Electric -
        Production                            $1,770,221       $46,659       $18,116        32,570      1,831,334
        Transmission                             492,270       $20,667        1,889        (39,282)       471,766
        Distribution                           1,125,172       $77,129         7,144         6,015      1,201,172
        General                                   34,563          $494         3,034           697         32,720
        Constr. Work in Progress                  94,977       (13,150)            0             0         81,827
        Plant Held for Future Use                  7,577             0             0             0          7,577
                                               ---------      --------     ---------     ---------      ---------
                                               3,524,780       131,799        30,183             0      3,626,396

        Nuclear Fuel in Process and
        in Reactor                                19,216        (2,683)            0             0         16,533


    Gas-
        Production                                11,269          $131           713          (366)        10,321
        Other Storage                             22,278          $166             6          (962)        21,476
        Transmission                              98,266       $11,574           246        (3,692)       105,902
        Distribution                             612,757       $92,490         4,510         5,652        706,389
        General                                   15,311        $2,763         1,386          (631)        16,057
        Constr. Work in Progress                  49,167        17,736             0            (1)        66,902
                                               ---------      --------     ---------     ---------      ---------
                                                 809,048       124,860         6,861             0        927,047

        Gas Stored Underground                       754             0             0             0            754

    Common-
        General                                  171,991        31,995         3,280             0        200,706
        Constr. Work in Progress                  17,519        10,256             0             0         27,775
        Plant Held for Future Use                    712             0             0             0            712
                                               ---------      --------     ---------     ---------      ---------
                                                 190,222        42,251         3,280             0        229,193
                                               ---------      --------     ---------     ---------      ---------
                Total                         $4,544,020      $296,227       $40,324            $0     $4,799,923
                                               =========      ========     =========     =========      =========



(A) Adjustments between Plant Accounts.

                         LONG ISLAND LIGHTING COMPANY
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     For The Year Ended December 31, 1992
                            (Thousands of Dollars)

                                                                                           Other
                                                                                          Changes
                                               Balance       Additions                      Add         Balance
        Classifications                        12-31-91       at Cost     Retirements   (Deduct) (A)    12-31-92
        ---------------                        --------      ---------    -----------   ------------    --------
Utility Plant

  Plant and Equipment at Original Cost

    Electric -
        Production                            $1,740,453       $50,866       $21,098    $     -        $1,770,221
        Transmission                             488,335         6,759         2,824          -           492,270
        Distribution                           1,051,386        88,165        14,379          -         1,125,172
        General                                   35,217         1,770         2,394           (30)        34,563
        Constr. Work in Progress                 103,220        (8,243)         -             -            94,977
        Plant Held for Future Use                  7,617          -             -              (40)         7,577
                                              ----------    ----------    ----------    ----------     ----------
                                               3,426,228       139,317        40,695           (70)     3,524,780

        Nuclear Fuel in Process and
        in Reactor                                29,818       (10,602)         -             -            19,216


    Gas-
        Production                                11,702          (163)          270          -            11,269
        Other Storage                             22,997          (647)           72          -            22,278
        Transmission                              81,509        17,523           766          -            98,266
        Distribution                             533,924        80,936         2,243           140        612,757
        General                                   16,018           536         1,243          -            15,311
        Constr. Work in Progress                  43,323         5,844          -             -            49,167
                                              ----------    ----------    ----------    ----------     ----------
                                                 709,473       104,029         4,594           140        809,048

        Gas Stored Underground                       754          -             -             -               754

    Common-
        General                                  156,783        20,574         5,256          (110)       171,991
        Constr. Work in Progress                  10,968         6,551          -             -            17,519
        Plant Held for Future Use                    712          -             -             -               712
                                              ----------    ----------    ----------    ----------     ----------
                                                 168,463        27,125         5,256          (110)       190,222
                                              ----------    ----------    ----------    ----------     ----------
                Total                         $4,334,736      $259,869       $50,545          ($40)    $4,544,020
                                              ==========    ==========    ==========    ==========     ==========



(A) Adjustments between Plant Accounts.

                          LONG ISLAND LIGHTING COMPANY
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      For The Year Ended December 31, 1991
                             (Thousands of Dollars)

                                                                                           Other
                                                                                          Changes
                                                 Balance     Additions                      Add         Balance
        Classifications                         12-31-90      at Cost     Retirements   (Deduct) (A)    12-31-91
        ---------------                         --------     ---------    -----------   ------------    --------
Utility Plant

  Plant and Equipment at Original Cost

    Electric -
        Production                            $1,731,388       $19,014        $9,917          ($32)    $1,740,453
        Transmission                             440,379        48,675           745            26        488,335
        Distribution                             996,610        68,832        14,054            (2)     1,051,386
        General                                   37,001           362         2,146          -            35,217
        Constr. Work in Progress                 114,032       (10,812)         -             -           103,220
        Plant Held for Future Use                  7,654          -             -              (37)         7,617
                                               ---------     ---------     ---------     ---------      ---------
                                               3,327,064       126,071        26,862           (45)     3,426,228

        Nuclear Fuel in Process and
        in Reactor                                47,481       (17,663)         -             -            29,818


    Gas-
        Production                                11,739           (37)            0          -            11,702
        Other Storage                             19,673         3,375            51          -            22,997
        Transmission                              68,309        13,203             3          -            81,509
        Distribution                             448,094        87,290         1,460          -           533,924
        General                                   16,703           (50)          635          -            16,018
        Constr. Work in Progress                  57,155       (13,832)         -             -            43,323
                                               ---------     ---------     ---------     ---------      ---------
                                                 621,673        89,949         2,149          -           709,473

        Gas Stored Underground                       754          -             -             -               754

    Common-
        General                                  140,988        19,140         3,345          -           156,783
        Constr. Work in Progress                  12,150        (1,182)         -             -            10,968
        Plant Held for Future Use                    712          -             -             -               712
                                               ---------     ---------     ---------     ---------      ---------
                                                 153,850        17,958         3,345          -           168,463
                                               ---------     ---------     ---------     ---------      ---------
                Total                         $4,150,822      $216,315       $32,356          ($45)    $4,334,736
                                               =========     =========     =========     =========      =========



(A) Adjustments between Plant Accounts.

                         LONG ISLAND LIGHTING COMPANY
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                     For The Year Ended December 31, 1993
                            (Thousands of Dollars)


                                                             Additions                   Other
                                                              Charged                   Changes
                                                  Balance     to Cost                     Add           Balance
         Description                             12-31-92    & Expenses   Retirements   (Deduct)(A)    12-31-93
         -----------                             --------    ----------   -----------   ----------     --------
Accumulated Depreciation, Depletion and
  Amortization of Plant and Equipment

Electric-
  Steam Production                               $380,695      $19,555       $1,317         ($16)      $398,917
  Nuclear Production                              104,664       24,787       16,649          387        113,189
  Other Production                                 96,054        9,279          150          236        105,419
  Transmission Plant                              180,107       11,392        1,888          452        190,063
  Distribution Plant                              350,946       33,982        7,144         (665)       377,119
  General Plant                                    26,426        5,213        3,034       (8,576)        20,029
  Plant Held for Future Use                           447           28            0            0            475
  Nuclear Fuel Burn-Up and Disposal                 3,430       (2,657)           0            0            773
                                                ---------    ---------    ---------    ---------      ---------
                                                1,142,769      101,579       30,182       (8,182)     1,205,984

Gas-
  Production                                        6,924          137          713         (329)         6,019
  Other Gas Storage                                10,677          658            6          138         11,467
  Transmission Plant                               28,363        1,426          246          610         30,153
  Distribution Plant                              119,049        7,989        4,510        1,782        124,310
  General Plant                                    13,419        3,202        1,386       (4,047)        11,188
                                                ---------    ---------    ---------    ---------      ---------
                                                  178,432       13,412        6,861       (1,846)       183,137

Common-
  General                                          61,671        4,806        3,280           48         63,245
                                                ---------    ---------    ---------    ---------      ---------
                              Total            $1,382,872     $119,797      $40,323      ($9,980)    $1,452,366
                                                =========    =========    =========    =========      =========



Note:

(A) Includes transfers between reserves, costs of removal and salvage.

                          LONG ISLAND LIGHTING COMPANY
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      For The Year Ended December 31, 1992
                             (Thousands of Dollars)


                                                             Additions                    Other
                                                              Charged                    Changes
                                                  Balance     to Cost                      Add          Balance
         Description                             12-31-91    & Expenses   Retirements   (Deduct)(A)    12-31-92
         -----------                             --------    ----------   -----------   -----------    --------
Accumulated Depreciation, Depletion and
  Amortization of Plant and Equipment

Electric-
  Steam Production                               $377,327      $18,173      $17,689       $2,884       $380,695
  Nuclear Production                               85,203       24,936        5,588          113        104,664
  Other Production                                 91,506        8,890        3,002       (1,340)        96,054
  Transmission Plant                              171,969       10,837        2,824          125        180,107
  Distribution Plant                              331,487       32,823       14,379        1,015        350,946
  General Plant                                    28,211        9,409        2,395       (8,799)        26,426
  Plant Held for Future Use                           870           29            -         (452)           447
  Nuclear Fuel Burn-Up and Disposal                11,984       (8,554)           -            -          3,430
                                                ---------     ---------   ---------    ---------      ---------
                                                1,098,557       96,543       45,877       (6,454)     1,142,769

Gas-
  Production                                        6,663          450          269           80          6,924
  Other Gas Storage                                10,107          748           72         (106)        10,677
  Transmission Plant                               27,804        1,186          766          139         28,363
  Distribution Plant                              110,510        8,570        2,243        2,212        119,049
  General Plant                                    14,241        4,013        1,243       (3,592)        13,419
                                                ---------     ---------   ---------    ---------      ---------
                                                  169,325       14,967        4,593       (1,267)       178,432

Common-
  General                                          64,121        2,954        5,256         (148)        61,671
                                                ---------     ---------   ---------    ---------      ---------
                              Total            $1,332,003     $114,464      $55,726      ($7,869)    $1,382,872
                                                =========     =========   =========    =========      =========



Note:

(A) Includes transfers between reserves, costs of removal and salvage.

                         LONG ISLAND LIGHTING COMPANY
              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                     For The Year Ended December 31, 1991
                            (Thousands of Dollars)


                                                             Additions                   Other
                                                              Charged                   Changes
                                                 Balance      to Cost                     Add           Balance
         Description                             12-31-90    & Expenses   Retirements   (Deduct)(A)    12-31-91
         -----------                             --------    ----------   -----------   -----------    --------
Accumulated Depreciation, Depletion and
  Amortization of Plant and Equipment

Electric-
  Steam Production                               $365,243      $17,934       $6,834         $984       $377,327
  Nuclear Production                               63,512       24,524        2,969          136         85,203
  Other Production                                 83,000        8,640           35          (99)        91,506
  Transmission Plant                              162,172        9,791          745          751        171,969
  Distribution Plant                              317,395       26,502       14,054        1,644        331,487
  General Plant                                    24,768       11,368        1,863       (6,062)        28,211
  Plant Held for Future Use                           854           29         -             (13)           870
  Nuclear Fuel Burn-Up and Disposal                27,259      (15,275)        -            -            11,984
                                                ---------    ---------    ---------    ---------      ---------
                                                1,044,203       83,513       26,500       (2,659)     1,098,557

Gas-
  Production                                        6,208          410           80          125          6,663
  Other Gas Storage                                 9,424          714           51           20         10,107
  Transmission Plant                               26,623        1,144            3           40         27,804
  Distribution Plant                              103,108        6,672        1,471        2,201        110,510
  General Plant                                    12,648        4,881          629       (2,659)        14,241
                                                ---------    ---------    ---------    ---------      ---------
                                                  158,011       13,821        2,234         (273)       169,325

Common-
  General                                          60,529        6,996        3,629          225         64,121
                                                ---------    ---------    ---------    ---------      ---------
                              Total            $1,262,743     $104,330      $32,363      ($2,707)    $1,332,003
                                                =========    =========    =========    =========      =========



Note:

(A) Includes transfers between reserves, costs of removal and salvage.

                          LONG ISLAND LIGHTING COMPANY
                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)


- ----------------------------------------------------------------------------------------------------------------------------------
                      Column A            Column B                     Column C                   Column D           Column E
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                              -----------------------------
                                                                                   Charged
                                          Balance at          Charged to           to other                         Balance at
DESCRIPTION                               beginning           costs and            accounts-       Deductions-      end of
                                          of period           expenses             describe        describe         period
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,1993
  Deducted from asset accounts:
    Allowance for doubtful accounts       $24,375              $18,555                             $19,041 (1)         $23,889



Year ended December 31,1992
  Deducted from asset accounts:
    Allowance for doubtful accounts       $26,935              $16,329                             $18,889 (1)         $24,375



Year ended December 31,1991
  Deducted from asset accounts:
    Allowance for doubtful accounts       $18,684              $35,431                             $27,180 (1)         $26,935



(1)  Uncollectible accounts written off, net of recoveries.

                         LONG ISLAND LIGHTING COMPANY
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION





                                                            For the year ended December 31,
                                                    1993                  1992                 1991
                                                 -----------------------------------------------------
                                                                (Thousands of Dollars)
1. Maintenance and repairs                         $133,852             $125,736             $147,492
                                                 ==========           ==========           ==========


2. Depreciation, depletion and
   amortization of property and
   equipment:
     Total Accrual                                 $124,643             $121,411             $123,693
     Less - charge to other income
       and clearing accounts                          2,172                2,274                4,738
                                                 ----------           ----------           ----------
     Depreciation Expense                          $122,471             $119,137             $118,955
                                                 ==========           ==========           ==========



3. Taxes, other than Federal income taxes:

     Property taxes                                $221,067             $214,866             $219,894
     State and local gross income taxes              90,785               94,713               85,687
     State gross earnings taxes                      17,857               15,630               18,279
     State dividends tax                              6,137                5,344                6,684
     Petroleum Business tax                                                   28               15,307
     Metropolitan Business tax                       20,359               17,500               14,331
     Corporate tax surcharge                         15,046               24,784               12,300
     Payroll taxes                                   14,507               15,647               14,347
     Other                                               88                  476                1,551
                                                 ----------           ----------           ----------
   Total Operating Taxes                           $385,846             $388,988             $388,380
                                                 ==========           ==========           ==========




     Advertising expenses for the years 1993 - 1991 were not presented as such amounts represent less than 1% of total revenues.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Date                           Signature and Title
            ----                        ---------------------------

                                         WILLIAM J. CATACOSINOS*
                                        ---------------------------
                                    William J. Catacosinos, Principal
                                     Executive Officer, President and
                                    Chairman of the Board of Directors

                                          THOMAS J. VALLELY, III
                                        ---------------------------
                                   Thomas J. Vallely, III, Controller,
                                       Principal Accounting Officer

                                             A. JAMES BARNES*
                                        ---------------------------
                                        A. James Barnes, Director

                                           GEORGE BUGLIARELLO*
                                        ---------------------------
                                       George Bugliarello, Director
       March 15, 1994
                                            RENSO L. CAPORALI*
                                        ---------------------------
                                       Renso L. Caporali, Director

                                             PETER O. CRISP*
                                        ---------------------------
                                         Peter O. Crisp, Director

                                            WINFIELD E. FROMM*
                                        ---------------------------
                                            Winfield E. Fromm

                                             VICKI L. FULLER*
                                        ---------------------------
                                        Vicki L. Fuller, Director

                                           KATHERINE D. ORTEGA*
                                        ---------------------------
                                      Katherine D. Orgega, Director

                                            BASIL A. PATERSON*
                                        ---------------------------
                                       Basil A. Paterson, Director

                                         RICHARD J. SCHMALENSEE*
                                        ---------------------------
                                     Richard L. Schmalensee, Director

                                            GEORGE J. SIDERIS
                                        ---------------------------
                                       George J. Sideris, Director

                                             JOHN H. TALMAGE
                                        ---------------------------
                                        John H. Talmage, Director

                                           PHYLLIS S. VINEYARD
                                        ---------------------------
                                      Phyllis S. Vineyard, Director

                                           *ANTHONY NOZZOLILLO
                                        ---------------------------
                                    Anthony Nozzolillo (Individually,
                                    as Senior Vice President and Chief
                                         Financial Officer and as
                                      attorney-in-fact for each of
                                          the persons indicated)
       March 15, 1994





                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONG ISLAND LIGHTING COMPANY


    Date:  March 15, 1994
                                       By:     ANTHONY NOZZOLILLO
                                           ------------------------
                                               Anthony Nozzolillo
                                            Chief Financial Officer



            Original powers of attorney, authorizing Kathleen A. Marion, Anthony Nozzolillo and Robert J. Grey, and each of them, to sign this report and any amendments thereto, as attorney-in-fact for each of the Directors and Officers of the Company, and a certified copy of the resolution of the Board of Directors of the company authorizing said persons and each of them to sign this report and amendments thereto as attorney-in-fact for any Officers signing on behalf of the Company, have been, are being filed or will be filed with the Securities and Exchange Commission.

                                                                   Exhibit 23





                        Consent of Independent Auditors



            We consent to the incorporation by reference in the Post-Effective Amendment No. 3 to Registration Statement (No 33-16238) on Form S-8 relating to Long Island Lighting Company's Employee Stock Purchase Plan, Post-Effective Amendment No. 1 to Registration Statement (No. 2-87427) on Form S-3 relating to Long Island Lighting Company's Automatic Dividend Reinvestment Plan and in the related Prospectus, Registration Statement (No. 2-88578) on Form S-3 relating to the issuance of Common Stock and in the related Prospectus and Registration Statement (No. 33-45834) on Form S-3 relating to the issuance of General and Refunding Bonds and in the related Prospectus and Registration Statement (No. 33-60744) on Form S-3 relating to the issuance of General and Refunding Bonds, Debentures, Preferred Stock or Common Stock and in the related Prospectus, of our report dated February 4, 1994, with respect to the financial statements and schedules of Long Island Lighting Company included in this Annual Report on Form 10-K for the year ended December 31, 1993.




                                                  ERNST & YOUNG



Melville, New York
March 11, 1994

                                EXHIBIT INDEX

Exhibit
  No.                            Description
- -------                          -----------

*3(a) Restated Certificate of Incorporation of the Company dated November 11, 1993.

 (b) By-laws of the Company as amended on May 28, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

4(a) General and Refunding Indenture dated as of June 1, 1975 and 21 supplements thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as follows:

                           G&R Indenture dated as of June 1, 1975.

                           First Supplemental Indenture to G&R Indenture dated as of June 1, 1975.

                           Second Supplemental Indenture to G&R Indenture dated as of September 1, 1975.

                           Third Supplemental Indenture to G&R Indenture dated as of June 1, 1976.

                           Fourth Supplemental Indenture to G&R Indenture dated as of December 1, 1976.

                           Fifth Supplemental Indenture to G&R Indenture dated as of May 1, 1977.

                           Sixth Supplemental Indenture to G&R Indenture dated as of April 1, 1978.


















- ------------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


                           Seventh Supplemental Indenture to G&R Indenture dated as of March 1, 1979.

                           Eighth Supplemental Indenture to G&R Indenture dated as of February 1, 1980.

                           Ninth Supplemental Indenture to G&R Indenture dated as of March 1, 1981.

                           Tenth Supplemental Indenture to G&R Indenture dated as of July 1, 1981.

                           Eleventh Supplemental Indenture to G&R
                           Indenture dated as of July 1, 1981.

                           Twelfth Supplemental Indenture to G&R Indenture dated as of December 1, 1981.

                           Thirteenth Supplemental Indenture to G&R
                           Indenture dated as of December 1, 1981.

                           Fourteenth Supplemental Indenture to G&R
                           Indenture dated as of June 1, 1982.

                           Fifteenth Supplemental Indenture to G&R
                           Indenture dated as of October 1, 1982.

                           Sixteenth Supplemental Indenture to G&R
                           Indenture dated as of April 1, 1983.

                           Seventeenth Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1983.

                           Eighteenth Supplemental Indenture to G&R
                           Indenture dated as of September 1, 1984.

                           Nineteenth Supplemental Indenture to G&R
                           Indenture dated as of October 1, 1984.

                           Twentieth Supplemental Indenture to G&R
                           Indenture dated as of June 1, 1985.

                           Twenty-first Supplemental Indenture to G&R
                           Indenture dated as of April 1, 1986.

                           Twenty-second Supplemental Indenture to G&R
                           Indenture dated as of February 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

Exhibit
  No.                           Description
- -------                         -----------


                           Twenty-third Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Twenty-fourth Supplemental Indenture to G&R
                           Indenture dated as of July 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Twenty-fifth Supplemental Indenture to G&R
                           Indenture dated as of May 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Twenty-sixth Supplemental Indenture to G&R
                            Indenture dated as of July 1, 1992 (filed as
                           an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

4(b) Indenture of Mortgage and Deed of Trust dated as of September 1, 1951 and 44 supplements thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as follows:

                           Indenture of Mortgage dated as of September 1, 1951.

                           First Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1951.

                           Second Supplemental Indenture to the Indenture of Mortgage dated as of October 1, 1952.

                           Third Supplemental Indenture to the Indenture of Mortgage dated as of September 1, 1953.

                           Fourth Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1954.

                           Fifth Supplemental Indenture to the Indenture of Mortgage dated as of November 1, 1955.

                           Sixth Supplemental Indenture to the Indenture of Mortgage dated as of December 1, 1956.

                           Seventh Supplemental Indenture to the Indenture of Mortgage dated as of May 1, 1958.

Exhibit
  No.                           Description
- -------                         -----------


                           Eighth Supplemental Indenture to the Indenture of Mortgage dated as of July 1, 1959.

                           Ninth Supplemental Indenture to the Indenture of Mortgage dated as of August 1, 1961.

                           Tenth Supplemental Indenture to the Indenture of Mortgage dated as of April 1, 1963.

                           Eleventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1964.

                           Twelfth Supplemental Indenture to the Indenture of Mortgage dated as of June 1, 1965.

                           Thirteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1966.

                           Fourteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1967.

                           Fifteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1969.

                           Sixteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1970.

                           Seventeenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1971.

                           Eighteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1971.

                           Nineteenth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1972.

                           Twentieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1973.

                           Twenty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1974.

                           Twenty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of November 1, 1974.

                           Twenty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1975.

Exhibit
  No.                           Description
- -------                         -----------


                           Twenty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1975.

                           Twenty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1976.

                           Twenty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1976.

                           Twenty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1977.

                           Twenty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1978.

                           Twenty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1979.

                           Thirtieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 1, 1980.

                           Thirty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of March 1, 1981.

                           Thirty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1981.

                           Thirty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1981.

                           Thirty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1981.

                           Thirty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of December 1, 1981.

                           Thirty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1982.

                           Thirty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of October 1, 1982.

                           Thirty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1983.

                           Thirty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1983.

Exhibit
  No.                           Description
- -------                         -----------


                           Fortieth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 29, 1984.

                           Forty-first Supplemental Indenture to the
                           Indenture of Mortgage dated as of September 1, 1984.

                           Forty-second Supplemental Indenture to the
                           Indenture of Mortgage dated as of October 1, 1984.

                           Forty-third Supplemental Indenture to the
                           Indenture of Mortgage dated as of June 1, 1985.

                           Forty-fourth Supplemental Indenture to the
                           Indenture of Mortgage dated as of April 1, 1986.

                           Forty-fifth Supplemental Indenture to the
                           Indenture of Mortgage dated as of February 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

                           Forty-sixth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Forty-seventh Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

                           Forty-eighth Supplemental Indenture to the
                           Indenture of Mortgage dated as of May 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Forty-ninth Supplemental Indenture to the
                           Indenture of Mortgage dated as of July 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

Exhibit
  No.                            Description
- -------                          -----------


*4(c) Debenture Indenture dated as of November 1, 1986 from the Company to The Connecticut Bank and Trust Company, National Association, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

                           First Supplemental Indenture dated as of November 1, 1986 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

                           Second Supplemental Indenture dated as of April 1, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

                           Third Supplemental Indenture dated as of July 1, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

                           Fourth Supplemental Indenture dated as of July 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Fifth Supplemental Indenture dated as of November 1, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                            *Sixth Supplemental Indenture dated as of
                           June 1, 1993.

                            *Seventh Supplemental Indenture dated as of
                           July 1, 1993.

4(d) Debenture Indenture dated as of November 1, 1992 from the Company to Chemical Bank, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           First Supplemental Indenture dated as of January 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).





- ------------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


                           Second Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Third Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

                           Fourth Supplemental Indenture dated as of March 1, 1993 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

 10(a) Sound Cable Project Facilities and Marketing Agreement dated as of August 26, 1987 between the Company and the Power Authority of the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

 10(b) Transmission Agreement by and between the Company and Consolidated Edison Company of New York, Inc. dated as of March 31, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

 10(c) Contract for the sale of Firm Power and Energy by and between the Company and the State of New York dated as of April 26, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

 10(d) Capacity Supply Agreement dated as of December 13, 1991 between the Company and the Power Authority of the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

*10(e) Nine Mile Point Nuclear Station Unit 2 Operating Agreement dated as of January 1, 1993 by and between the Company, New York State Electric & Gas Corporation, Rochester Gas and Electric Corporation and Central Hudson Gas and Electric Corporation.

 10(f) Settlement Agreement on Issues Related to Nine Mile Two Nuclear Plant dated as of June 6, 1990 by and between the Company, the Staff of the Department of Public Service and others (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).





- ------------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


10(g) Settlement Agreement -- LILCO Issues dated as of February 28, 1989 by and between the Company and the State of New York (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

10(h) Amended and Restated Asset Transfer Agreement by and between the Company and the Long Island Power Authority dated as of June 16, 1988 as amended and restated on April 14, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(i) Memorandum of Understanding concerning proposed agreements on power supply for Long Island dated as of June 16, 1988 by and between the Company and New York Power Authority as amended May 24, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(j) Rate Moderation Agreement submitted by the staff of the New York State Public Service Commission on March 16, 1989 and supported by the Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(k) Site Cooperation and Reimbursement Agreement dated as of January 24, 1990 by and between the Company and Long Island Power Authority (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(l) Stipulation of settlement of federal Racketeer Influenced and Corrupt Organizations Act ("RICO") Class Action and False Claims Action dated as of February 27, 1989 among the attorneys for the Company, the ratepayer class, the United States of America and the individual defendants named therein (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

10(m) Revolving Credit Agreement dated as of June 27, 1989, between Long Island Lighting Company and the banks and co-agents listed therein, with the Exhibits thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) and as amended by the First Amendment dated as of October 13, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) and as amended by the Second Amendment dated as of March 5, 1992 and as modified by a Waiver dated November 5, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

10(n) Indenture of Trust dated as of December 1, 1989 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1989 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

Exhibit
  No.                           Description
- -------                         -----------


            Participation Agreement dated as of December 1, 1989 by and between the New York State Energy Research and Development Authority and the Company relating to the 1989 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

10(o) Indenture of Trust dated as of May 1, 1990 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1990 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

            Participation Agreement dated as of May 1, 1990 by and between the New York State Energy Research and Development Authority and the Company relating to the 1990 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

10(p) Indenture of Trust dated as of January 1, 1991 by and between New York State Energy Research and Development Authority and The Connecticut National Bank, as Trustee, relating to the 1991 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

            Participation Agreement dated as of January 1, 1991 by and between the New York State Energy Research and Development Authority and the Company relating to the 1991 Electric Facilities Revenue Bonds (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

10(q) Indenture of Trust dated as of February 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

            Participation Agreement dated as of February 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

10(r) Indenture of Trust dated as of February 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series B (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

Exhibit
  No.                           Description
- -------                         -----------


            Participation Agreement dated as of February 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series B (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

10(s) Indenture of Trust dated as of August 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series C (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

            Participation Agreement dated as of August 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series C (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

10(t) Indenture of Trust dated as of August 1, 1992 by and between New York State Energy Research and Development Authority and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 1992 Electric Facilities Revenue Bonds, Series D (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

            Participation Agreement dated as of August 1, 1992 by and between the New York State Energy Research and Development Authority and the Company relating to the 1992 Electric Facilities Revenue Bonds, Series D (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

*10(u) Indenture of Trust dated as of November 1, 1993 by and between New York State Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the 1993 Electric Facilities Revenue Bonds, Series A.

            Participation Agreement dated as of November 1, 1993 by and between the New York State Energy Research and Development Authority and the Company relating to the 1993 Electric Facilities Revenue Bonds, Series A.

*10(v) Indenture of Trust dated as of November 1, 1993 by and between New York State Energy Research and Development Authority and Chemical Bank, as Trustee, relating to the 1993 Electric Facilities Revenue Bonds, Series B.

            Participation Agreement dated as of November 1, 1993 by and between the New York State Energy Research and Development Authority and the Company relating to the 1993 Electric Facilities Revenue Bonds, Series B.





- ------------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


*10(w) Supplemental Death and Retirement Benefits Plan as amended and restated effective January 1, 1993 and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference.

*10(x)      Executive Agreements and Management Contracts

   *(1) Executive Employment Agreement dated as of January 30, 1984 by and between William J. Catacosinos and Long Island Lighting Company, as amended by amendments dated March 20, 1987 (filed as Exhibit 10(e) to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference), December 22, 1989 (filed as Exhibit 10(o) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) and December 2, 1991 (filed as Exhibit 10(u) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference); an Employment Agreement dated as of March 20, 1987 (filed as Exhibit 10(e) to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by amendments dated November 30, 1989 (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference), an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference), an amendment dated December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference), and as amended by an amendment dated December 31, 1993.

   *(2) Employment Agreement dated as of February 23, 1994 by and between Theodore A. Babcock and Long Island Lighting Company and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference.

    (3) Employment Agreement dated as of May 14, 1990 by and between William N. Dimoulas and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).



- ------------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


    (4) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between James T. Flynn and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (5) Employment Agreement dated as of September 11, 1992 by and between Robert J. Grey and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (6) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Robert X. Kelleher and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (7) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between John D. Leonard, Jr. and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

Exhibit
  No.                            Description
- -------                          -----------


    (8) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Adam M. Madsen and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

    (9) Employment Agreement dated as of May 30, 1990 by and between Kathleen A. Marion and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated December 2, 1991 as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (10) Employment Agreement dated as of January 21, 1991 by and between Arthur C. Marquardt and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (11) Employment Agreement dated as of April 16, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Brian R. McCaffrey and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 incorporated herein by reference) and as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

Exhibit
  No.                            Description
- -------                          -----------


   (12) Employment Agreement dated as of March 18, 1988 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Joseph W. McDonnell and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (13) Employment Agreement dated as of July 29, 1992 by and between Anthony Nozzolillo and Long Island Lighting Company and related Trust Agreement and as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (14) Employment Agreement dated as of July 29, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between William G. Schiffmacher and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (15) Employment Agreement dated as of February 20, 1990 by and between Robert B. Steger and Long Island Lighting Company and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

Exhibit
  No.                           Description
- -------                         -----------


   (16) Employment Agreement dated as of March 9, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between William E. Steiger, Jr. and Long Island Lighting Company and related Trust Agreement (filed as
            Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (17) Employment Agreement dated as of April 17, 1991 by and between Thomas J. Vallely, III and Long Island Lighting Company and related Trust Agreement as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (18) Employment Agreement dated as of March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Walter F. Wilm, Jr. and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

   (19) Employment Agreement dated as of November 4, 1988 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference) as amended by an amendment dated November 30, 1989 by and between Edward J. Youngling and Long Island Lighting Company and related Trust Agreement (filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference) as amended by an amendment dated December 2, 1991 (filed as Exhibit 10(w) to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference) as amended by an amendment dated as of December 31, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference) and as amended by an amendment dated December 31, 1993 which amendment is identical to that filed with Exhibit 10(x)(1).

Exhibit
  No.                           Description
- -------                         -----------


   (20) Retirement Agreement dated as of January 7, 1987 by and between George J. Sideris and Long Island Lighting Company, as amended March 20, 1987, and related Trust Agreement (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986 and incorporated herein by reference).

  *(21) Indemnification Agreement dated as of February 23, 1994 by and between Theodore A. Babcock and Long Island Lighting Company.

   (22) Indemnification Agreement dated as of January 31, 1992 by and between A. James Barnes and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (23) Indemnification Agreement dated as of May 30, 1990 by and between George Bugliarello and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (24) Indemnification Agreement dated as of April 17, 1992 by and between Renso L. Caporali and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (25) Indemnification Agreement dated as of November 19, 1987 by and between William J. Catacosinos and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (26) Indemnification Agreement dated as of April 23, 1992 by and between Peter O. Crisp and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (27) Indemnification Agreement dated as of May 14, 1990 by and between William N. Dimoulas and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (28) Indemnification Agreement dated as of November 25, 1987 by and between James T. Flynn and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (29) Indemnification Agreement dated as of November 19, 1987 by and between Winfield E. Fromm and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

- -----------------------
* Filed herewith.

Exhibit
  No.                            Description
- -------                          -----------


  *(30) Indemnification Agreement dated as of January 3, 1994 by and between Vicki L. Fuller and Long Island Lighting Company.

   (31) Indemnification Agreement dated as of September 11, 1992 by and between Robert J. Grey and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

   (32) Indemnification Agreement dated as of November 25, 1987 by and between Robert X. Kelleher and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (33) Indemnification Agreement dated as of November 25, 1987 by and between John D. Leonard, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (34) Indemnification Agreement dated as of November 25, 1987 by and between Adam M. Madsen and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (35) Indemnification Agreement dated as of May 30, 1990 by and between Kathleen A. Marion and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (36) Indemnification Agreement dated as of January 21, 1991 by and between Arthur C. Marquardt and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (37) Indemnification Agreement dated as of November 25, 1987 by and between Brian R. McCaffrey and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (38) Indemnification Agreement dated as of March 18, 1988 by and between Joseph W. McDonnell and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (39) Indemnification Agreement dated as of July 29, 1992 by and between Anthony Nozzolillo and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

- ---------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


  *(40) Indemnification Agreement dated as of April 20, 1993 by and between Katherine D. Ortega and Long Island Lighting Company.

   (41) Indemnification Agreement dated as of November 19, 1987 by and between Basil A. Paterson and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (42) Indemnification Agreement dated as of November 25, 1987 by and between William Schiffmacher and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (43) Indemnification Agreement dated as of February 8, 1992 by and between Richard L. Schmalensee and Long Island Lighting Company (filed as an Exhibit to the Company Form 10- K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (44) Indemnification Agreement dated as of November 30, 1987 by and between George J. Sideris and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (45) Indemnification Agreement dated as of February 20, 1990 by and between Robert B. Steger and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

   (46) Indemnification Agreement dated as of March 1, 1989 by and between William E. Steiger, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990 and incorporated herein by reference).

   (47) Indemnification Agreement dated as of November 19, 1987 by and between John H. Talmage and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (48) Indemnification Agreement dated as of April 17, 1991 by and between Thomas J. Vallely, III and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991 and incorporated herein by reference).

   (49) Indemnification Agreement dated as of November 19, 1987 by and between Phyllis A. Vineyard and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

- ---------------------
* Filed herewith.

Exhibit
  No.                           Description
- -------                         -----------


   (50) Indemnification Agreement dated as of November 25, 1987 by and between Walter F. Wilm, Jr. and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1987 and incorporated herein by reference).

   (51) Indemnification Agreement dated as of November 4, 1988 by and between Edward J. Youngling and Long Island Lighting Company (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (52) Long Island Lighting Company Officers' and Directors' Protective Trust dated as of April 18, 1988 by and between the Company and Clarence Goldberg, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1988 and incorporated herein by reference).

   (53) Long Island Lighting Company's Retirement Plan for Directors dated as of February 2, 1990 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989 and incorporated herein by reference).

  *(54) Agreement dated as of April 20, 1993 by and between the Company and Lionel M. Goldberg.

  *(55) Agreement dated as of April 20, 1993 by and between the Company and Eben W. Pyne.

   *23      Consent of Ernst & Young, Independent Auditors.

*24(a) Powers of Attorney executed by the Directors and Officers of the Company.

*24(b)      Certificate as to Corporate Power of Attorney.

*24(c) Certified copy of Resolution of Board of Directors authorizing signature pursuant to Power of Attorney.


            Financial Statements of subsidiary companies accounted for by the equity method have been omitted because such subsidiaries do not constitute significant subsidiaries.

- ----------------------
* Filed herewith.