Form 10-Q
period 1994-03-31
LONG ISLAND LIGHTING CO
filed 1994-05-06
CIK 60251

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-3571


                          LONG ISLAND LIGHTING COMPANY


              Incorporated pursuant to the Laws of New York State


       Internal Revenue Service - Employer Identification No. 11-1019782


             175 East Old Country Road, Hicksville, New York 11801
                                 (516) 755-6650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No


The total number of shares of the registrant's Common Stock, $5 par value, outstanding on March 31, 1994, was 112,550,193.

                          LONG ISLAND LIGHTING COMPANY




                                                                             Page No.
                                                                             --------
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                    Statement of Income                                          3

                    Balance Sheet                                                4

                    Statement of Cash Flows                                      6

                    Notes to Financial Statements                                7

     Item 2.  Management's Discussion and                                       10
                    Analysis of Financial Condition and
                    Results of Operations


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                 17

     Item 2.  Changes in Securities                                             17

     Item 3.  Defaults Upon Senior Securities                                   17


     Item 4.  Submission of Matters to a Vote                                   17
                    of Security Holders

     Item 5.  Other Information                                                 18

     Item 6.  Exhibits and Reports on Form 8-K                                  18

     Signature                                                                  20

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                               ----------------------
                                                                                 1994          1993
                                                                               ----------------------
REVENUES
Electric                                                                        $587,266      $536,342
Gas                                                                              284,877       224,109
                                                                                --------      --------
Total Revenues                                                                   872,143       760,451
                                                                                --------      --------

EXPENSES
Operations - fuel and purchased power                                            298,920       253,158
Operations - other                                                               114,053       114,421
Maintenance                                                                       27,858        30,645
Depreciation, depletion and amortization                                          31,681        30,012
Base financial component amortization                                             25,243        25,243
Regulatory liability component amortization                                      (22,143)      (22,143)
Other regulatory amortizations                                                    10,014       (18,331)
Rate moderation component                                                         48,627        16,152
Operating taxes                                                                  109,640        92,791
Federal income tax - current                                                       2,341         1,066
Federal income tax - deferred and other                                           42,044        45,046
                                                                                --------      --------
Total Expenses                                                                   688,278       568,060
                                                                                --------      --------
OPERATING INCOME                                                                 183,865       192,391
                                                                                --------      --------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                         8,979        10,878
Class Settlement                                                                  (5,701)       (5,814)
Other income and (deductions)                                                      9,496         6,800
Allowance for other funds used during construction                                   717            49
Federal income tax credit (charge) - deferred and other                              915          (448)
                                                                                --------      --------
Total Other Income and (Deductions)                                               14,406        11,465
                                                                                --------      --------
INCOME BEFORE INTEREST CHARGES                                                   198,271       203,856
                                                                                --------      --------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                                       112,779       118,643
Other interest                                                                    17,075        17,589
Allowance for borrowed funds used during construction                             (1,203)         (237)
                                                                                --------      --------
Total Interest Charges and (Credits)                                             128,651       135,995
                                                                                --------      --------

NET INCOME                                                                        69,620        67,861
Preferred stock dividend requirements                                             13,272        14,575
                                                                                --------      --------
EARNINGS FOR COMMON STOCK                                                       $ 56,348      $ 53,286
                                                                                ========      ========
AVERAGE COMMON SHARES OUTSTANDING (000)                                          112,536       111,779
EARNINGS PER COMMON SHARE                                                          $0.50         $0.48

DIVIDENDS DECLARED PER COMMON SHARE                                             $  0.445      $  0.435
                                                                                ========      ========

SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                                                        MARCH 31              DECEMBER 31
                                                                                          1994                    1993
ASSETS                                                                                 (UNAUDITED)             (AUDITED)
                                                                                     --------------          -------------
UTILITY PLANT
Electric                                                                              $ 3,577,040              $ 3,544,569
Gas                                                                                       905,941                  860,899
Common                                                                                    211,941                  201,418
Construction work in progress                                                              94,003                  176,504
Nuclear fuel in process and in reactor                                                     16,532                   16,533
                                                                                      -----------              -----------
                                                                                        4,805,457                4,799,923
                                                                                      -----------              -----------
Less - Accumulated depreciation and
 amortization                                                                           1,477,493                1,452,366
                                                                                      -----------              -----------
Total Net Utility Plant                                                                 3,327,964                3,347,557
                                                                                      -----------              -----------
REGULATORY ASSETS
Base financial component (less accumulated
 amortization of $479,612 and $454,369)                                                 3,559,218                3,584,461
Rate moderation component                                                                 571,189                  609,827
Shoreham post settlement costs                                                            817,351                  777,103
Shoreham nuclear fuel                                                                      74,966                   75,497
Postretirement benefits other than pensions                                               406,479                  402,921
Regulatory tax asset                                                                    1,846,285                1,848,998
Other                                                                                     311,459                  311,832
                                                                                      -----------              -----------
Total Regulatory Assets                                                                 7,586,947                7,610,639
                                                                                      -----------              -----------
NONUTILITY PROPERTY & OTHER INVESTMENTS                                                    23,722                   23,029
                                                                                      -----------              -----------
CURRENT ASSETS
Cash and cash equivalents                                                                 241,935                  248,532
Special deposits                                                                           24,938                   23,439
Customer accounts receivable (less allowance
 for doubtful accounts of $21,875 and $23,889)                                            324,309                  249,074
Other accounts receivable                                                                   9,669                   12,199
Accrued unbilled revenues                                                                 171,304                  170,042
Materials and supplies at average cost                                                     71,429                   68,882
Fuel oil at average cost                                                                   46,860                   35,857
Gas in storage at average cost                                                             17,432                   75,182
Prepayments and other current assets                                                       41,147                   41,652
                                                                                      -----------              -----------
Total Current Assets                                                                      949,023                  924,859
                                                                                      -----------              -----------
DEFERRED CHARGES
Unamortized cost of issuing securities                                                    337,654                  350,239
Accumulated deferred income taxes                                                       1,118,865                1,157,009
Other                                                                                      40,924                   42,705
                                                                                      -----------              -----------
Total Deferred Charges                                                                  1,497,443                1,549,953
                                                                                      -----------              -----------
TOTAL ASSETS                                                                          $13,385,099              $13,456,037
                                                                                      ===========              ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                                                        MARCH 31              DECEMBER 31
                                                                                          1994                    1993
CAPITALIZATION AND LIABILITIES                                                         (UNAUDITED)             (AUDITED)
                                                                                     --------------          -------------
CAPITALIZATION
Long-term debt                                                                        $ 4,887,733              $ 4,887,733
Unamortized premium and (discount) on debt                                                (17,091)                 (17,393)
                                                                                      -----------              -----------
                                                                                        4,870,642                4,870,340
                                                                                      -----------              -----------

Preferred stock - redemption required                                                     649,150                  649,150
Preferred stock - no redemption required                                                   64,005                   64,038
                                                                                      -----------              -----------
Total Preferred Stock                                                                     713,155                  713,188
                                                                                      -----------              -----------

Common stock                                                                              562,751                  561,662
Premium on capital stock                                                                1,014,106                1,010,283
Capital stock expense                                                                     (50,002)                 (50,427)
Retained earnings                                                                         717,704                  711,432
                                                                                      -----------              -----------
Total Common Shareowners' Equity                                                        2,244,559                2,232,950
                                                                                      -----------              -----------

Total Capitalization                                                                    7,828,356                7,816,478
                                                                                      -----------              -----------
REGULATORY LIABILITIES
Regulatory liability component                                                            416,636                  436,476
1989 Settlement credits                                                                   152,778                  155,081
Regulatory tax liability                                                                  175,634                  177,669
Other                                                                                     148,260                  138,612
                                                                                      -----------              -----------
Total Regulatory Liabilities                                                              893,308                  907,838
                                                                                      -----------              -----------
CURRENT LIABILITIES
Current maturities of long-term debt                                                      600,000                  600,000
Current redemption requirements of preferred stock                                          4,800                    4,800
Accounts payable and accrued expenses                                                     206,863                  277,519
Accrued taxes                                                                              38,521                   52,656
Accrued interest                                                                          148,336                  142,409
Dividends payable                                                                          54,768                   54,542
Class Settlement                                                                           30,000                   30,000
Customer deposits                                                                          27,259                   27,046
                                                                                      -----------              -----------
Total Current Liabilities                                                               1,110,547                1,188,972
                                                                                      -----------              -----------
DEFERRED CREDITS
Class Settlement                                                                          163,511                  164,942
Accumulated deferred income taxes                                                       2,934,298                2,932,029
Other                                                                                      11,919                   12,622
                                                                                      -----------              -----------
Total Deferred Credits                                                                  3,109,728                3,109,593
                                                                                      -----------              -----------
RESERVES FOR CLAIMS AND DAMAGES                                                            11,877                    8,714
                                                                                      -----------              -----------
PENSIONS AND OTHER POSTRETIREMENT BENEFITS                                                431,283                  424,442
                                                                                      -----------              -----------
COMMITMENTS AND CONTINGENCIES                                                             -                        -
                                                                                      -----------              -----------
TOTAL CAPITALIZATION AND LIABILITIES                                                  $13,385,099              $13,456,037
                                                                                      ===========              ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                -----------------------
                                                                                  1994           1993
                                                                                -----------------------
OPERATING ACTIVITIES
Net Income                                                                       $69,620        $67,861
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                                                   31,681         30,012
  Provision for doubtful accounts                                                  5,282         10,672
  Base financial component amortization                                           25,243         25,243
  Regulatory liability component amortization                                    (22,143)       (22,143)
  Rate moderation component                                                       48,627         16,152
  Rate moderation component carrying charges                                      (8,979)       (10,878)
  Other regulatory amortizations                                                  10,014        (18,331)
  Class Settlement                                                                 5,701          5,814
  Amortization of cost of issuing and redeeming securities                        12,795         13,324
  Federal income taxes - deferred and other                                       41,129         45,494
  Allowance for other funds used during construction                                (717)           (49)
  Other                                                                              799          1,224
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                                            (77,987)       (55,392)
  Accrued unbilled revenues                                                       (1,262)       (15,157)
  Materials and supplies, fuel oil and gas in storage                             44,200         56,675
  Prepayments and other current assets                                               506         (2,878)
  Accounts payable and accrued expenses                                          (80,356)       (50,032)
  Accrued taxes                                                                  (14,135)       (42,332)
  Accrued interest                                                                 5,927         13,281
  Other                                                                           14,439        (11,195)
                                                                                --------      ---------
Net Cash Provided by Operating Activities                                        110,384         57,365
                                                                                --------      ---------

INVESTING ACTIVITIES

  Construction and nuclear fuel expenditures                                     (12,434)       (52,865)
  Shoreham post settlement costs                                                 (45,721)       (50,666)
  Other                                                                             (783)          (356)
                                                                                --------      ---------
Net Cash Used in Investing Activities                                            (58,938)      (103,887)
                                                                                --------      ---------

FINANCING ACTIVITIES

  Proceeds from issuance of long-term debt                                           -          650,241
  Redemption of long-term debt                                                       -         (645,000)
  Proceeds from sale of common stock                                               4,877          4,909
  Proceeds from sale of preferred stock                                              -           60,356
  Redemption of preferred stock                                                      -          (57,000)
  Preferred stock dividends paid                                                 (13,133)       (14,945)
  Common stock dividends paid                                                    (49,988)       (48,542)
  Cost of issuing and redeeming securities                                           (10)       (12,151)
  Other                                                                              211            677
                                                                                --------      ---------
Net Cash Used in Financing Activities                                            (58,043)       (61,455)
                                                                                --------      ---------
Net Decrease in Cash and Cash Equivalents                                        ($6,597)     ($107,977)
                                                                                ========      =========
Cash and cash equivalents at beginning of period                                $248,532       $309,485
Net decrease in cash and cash equivalents                                         (6,597)      (107,977)
                                                                                --------      ---------
Cash and Cash Equivalents at end of period                                      $241,935       $201,508
                                                                                ========      =========
SUPPLEMENTARY INFORMATION

  Interest Paid, before reduction for the allowance
     for borrowed funds used during constuction                                 $111,133       $109,463
  Federal income taxes - refunded                                                    -           $1,000

SEE NOTES TO FINANCIAL STATEMENTS.

                         Notes to Financial Statements
                      For the Quarter Ended March 31, 1994
                                  (Unaudited)




     These Notes to Financial Statements reflect events subsequent to February 4, 1994, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. These Notes to Financial Statements should be read in conjunction with both Part I - Financial Information and Part II - Other Information required to be furnished as part of this Quarterly Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1994, respecting the Company's capital requirements and liquidity, and (2) Part II, Item 6, Reports on Form 8-K.
These Notes to Financial Statements should also be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

     The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

     Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation.

Note 1.   EXCESS EARNINGS - GAS

     In December 1993, the Public Service Commission of the State of New York
(PSC) approved a three-year gas rate settlement between the Company and the Staff of the PSC, effective December 1, 1993. This gas rate settlement provides, among other matters, that earnings in excess of a 10.6% rate of return on common equity in any of the three years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners. For a further discussion of the gas rate settlement, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     In March 1994, to reflect the firm gas customer's portion of estimated gas earnings in excess of the 10.6% return on common equity for the rate year ending November 30, 1994, the Company recorded a $4.8 million, net of tax effects, reduction to earnings. The Company computed this amount based upon the aggregate of actual operating gas income for the four month period ended March 31, 1994 and forecasted gas operating income for the eight month period ending November 30, 1994. Based upon this computation, the Company estimates that it will earn approximately $9.6 million, net of tax effects, in excess of the 10.6% rate of return on common equity for the rate year ending November 30, 1994. However, since the actual amount of earnings in excess of its allowed rate of return on common equity will not be determined until the completion of the rate year, amounts charged to earnings during the year will be subject to adjustments as actual financial data replaces forecasted data in the Company's excess earnings calculation.

Note 2.   ENVIRONMENT

     The Company is the owner of six pieces of property on which the Company or certain of its predecessor companies produced manufactured gas. The Company has investigated two of these sites for possible environmental contamination caused by these prior operations and plans to submit the findings to the appropriate regulatory agencies in 1994. Although the Company's clean-up costs, if any, cannot be determined until the remediation alternatives have been reviewed by the regulatory agencies and negotiations with such agencies have been completed, based on the findings of the aforementioned investigations, clean-up costs for the sites located in Hempstead and Bay Shore, Long Island are estimated to be $4 million and $6 million, respectively. Accordingly, the Company has recorded a $10 million liability for the estimated clean-up of these sites. The Company has also recorded a $10 million regulatory asset to reflect its belief that the PSC will provide for the future recovery of these costs through rates as it has for other New York State utilities.

     The Company will conduct similar investigations of the remaining four sites over the next several years, the total cost of which cannot be determined at this time. However, the cost of investigating the site located in Far Rockaway, one of the four remaining sites, is approximately $750,000. The Company cannot determine the costs of remediation for these four sites until the investigations have been completed and the results reviewed by the appropriate regulatory agencies. The Company believes that the costs for the remediation of these sites will not be material and will be recoverable through rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

EARNINGS

     Earnings for common stock for the quarter ended March 31, 1994 were $56.3 million or 50 cents per common share, compared to $53.3 million or 48 cents per common share for the same period last year. Quarterly earnings are not necessarily indicative of earnings in other quarters.

     The Company experienced an increase in earnings for the electric business, partially offset by lower earnings for the gas business for the three months ended March 31, 1994 compared to the same period in 1993. The increase in electric earnings reflects lower operations and maintenance expenses resulting from the Company's continuing efforts to control costs. Gas revenues continued to increase as a result of the Company's aggressive gas expansion program. However, gas earnings declined primarily due to the recognition of previously deferred storm costs affecting gas operations and a lower allowed rate of return on common equity as determined by the PSC.

     Although earnings cannot be predicted with certainty, the Company currently anticipates that its earnings for the first six months of 1994 will be significantly less than earnings for the same period in 1993. While the Company can give no assurances, it is expecting that the items described below, affecting the comparability of earnings between the six-month period ended June 30, 1994 and June 30, 1993 should be offset during the balance of the year by certain positive factors. These factors include a continuation of reductions in operations and maintenance expenses and the impact of improved cash flow from operations.

     Comparative earnings for the six-month period are expected to be affected by certain factors including: (1) the recognition in 1993 of the benefits associated with certain tax credits that the Company does not anticipate in 1994; (2) the recognition of previously deferred storm costs, mentioned above;
(3) a provision in the Company's gas rate structure that was not in effect prior to December 1, 1993 that requires earnings in excess of a 10.6% rate of return on common equity to be shared equally between the Company's firm gas customers and its shareowners; (4) a lower allowed rate of return on common equity for the Company's gas business; and (5) lower gas revenues for the three months ended June 30, 1994, resulting from a refinement in the Company's procedures used to estimate revenues not yet billed, which will in turn increase gas revenues in the second six-month period of 1994.

REVENUES

     Total revenues for the quarter ended March 31, 1994, were $872.1 million, representing an increase of $111.7 million, or 14.7% over total revenues for the quarter ended March 31, 1993. Electric revenues increased by $50.9 million, or 9.5%, while gas revenues were up $60.8 million, or 27.1%, when compared to the same period of the prior year.

     The increase in electric revenues for the quarter ended March 31, 1994 when compared to the same period in 1993, is primarily the result of an electric rate increase of 4.0% effective December 1, 1993 and the current recovery of $2.8 million per month of certain deferrals relating to the rate year that ended November 30, 1992. The Public Service Commission of the State of New York (PSC) has authorized the Company to recover these net deferrals through the Company's fuel cost adjustment clause over a twelve-month period which began in August 1993. For a further discussion of the Company's rate matters, see Note 3 of Notes to Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1993.

     The Company's current electric rate structure provides for a revenue reconciliation mechanism which mitigates the impact on earnings of experiencing electric sales that are above or below levels reflected in rates. For the quarters ended March 31, 1994 and 1993, the Company recorded non-cash income, which is included in "Other Regulatory Amortizations" on the Company's Statement of Income, of $10.6 million and $20.7 million, respectively, as a result of electric sales that were lower than those that were adjudicated by the PSC.

     The increase in gas revenues for the quarter ended March 31, 1994 when compared to the same period in 1993, is attributable to a 4.7% gas rate increase effective December 31, 1993, the addition of approximately 7,700 new gas space heating customers, and the recovery of higher fuel costs, resulting from an increase in the average price per decatherm.

     The Company's current gas rate structure provides for a weather normalization adjustment, which minimizes the impact on revenues of experiencing weather that is warmer or colder than normal. As a result of the operation of this mechanism, the increase in gas revenues attributable to weather for the quarter ended March 31, 1994, was less than $2 million, despite experiencing an increase in consumption associated with an abnormally cold heating season.

FUELS AND PURCHASED POWER

     Expenses for fuels and purchased power for electric operations and for gas used in gas operations amounted to $298.9 million for the quarter ended March 31, 1994, representing an increase of $45.8 million when compared to the comparable period in 1993.

     Fuels and purchased power expenses for the quarter ended March 31, 1994 and 1993 were as follows:

                                                                     Three Months Ended
                                                                     3/31/94    3/31/93
                                                                     -------    -------
                                                                       (In Millions)
     Fuels for Electric Operations
       Oil                                                           $ 57          $ 50
       Gas                                                             11            16
       Nuclear                                                          3             4
       Purchased Power                                                 76            75
                                                                     ----          ----
     Total                                                            147           145
     Gas Fuels                                                        152           108
                                                                     ----          ----
     Total                                                           $299          $253
                                                                     ====          ====

     For the quarter ended March 31, 1994 the increase in gas fuel expenses was primarily due to higher sales volumes and higher gas prices.


     The mix of fuels and purchases of power for providing the Company's electric system energy requirements during the three months ended March 31, 1994 and 1993 were as follows:

                                                                     Three Months Ended
                                                                     3/31/94    3/31/93
                                                                     -------    -------
     Oil                                                               40%          37%
     Purchases                                                         44           41
     Nuclear                                                            8            9
     Gas                                                                8           13
                                                                     ----         ----
     Total                                                           100%         100%
                                                                     ====         ====


OPERATIONS AND MAINTENANCE EXPENSES

     Total operations and maintenance expenses, exclusive of fuels and purchased power, amounted to $141.9 million for the quarter ended March 31, 1994, representing a decrease of $3.2 million, or 2.2%, from the comparable quarter of 1993.

RATE MODERATION COMPONENT

     For the quarters ended March 31, 1994 and 1993, the Company recorded non-cash charges to income of approximately $48.6 million and $16.2 million, respectively, reflecting the amortization of the Rate Moderation Component
(RMC). The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and revenues resulting from the implementation of the rate moderation plan provided for in the Rate Moderation Agreement (RMA). At March 31, 1994 and 1993, the unamortized RMC balance was $571 million and $646 million, respectively.


OPERATING TAXES

     Operating taxes for the quarter ended March 31, 1994 amounted to $109.6 million, representing an increase of $16.8 million, or 18.2%, from the comparable quarter of 1993. This increase in operating taxes is attributable to increases in property and payroll taxes and increases in gross receipts taxes attributable to higher electric and gas revenues. In addition, 1993 operating taxes reflect a $4.8 million adjustment related to an over-amortization in 1992 of the New York State Corporate Tax Surcharge.

INTEREST EXPENSE

     For the quarter ended March 31, 1994, interest expense amounted to $129.9 million, representing a decrease of $6.4 million when compared to the same period of 1993. The decrease in interest expense is principally due to lower interest rates on the Company's outstanding debt, primarily resulting from the Company's aggressive refinancing efforts in 1993.

FINANCIAL CONDITION

LIQUIDITY

     At March 31, 1994, the Company's cash and cash equivalents amounted to approximately $242 million, compared to $249 million at December 31, 1993. The Company also has a $300 million revolving line of credit through October 1, 1995, provided by its 1989 Revolving Credit Agreement (RCA). At March 31, 1994, no amounts were outstanding under the RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

FINANCING PROGRAMS

     The Company has a total of approximately $1.1 billion of debt securities maturing during the three-year period beginning January 1, 1994. Subject to market conditions, the Company currently intends to fund this requirement with the proceeds from the sale of equity and debt securities in addition to the use of cash. The Company's maturing debt in the years 1994, 1995, and 1996 is as follows:

                                                1994          1995            1996
                                                     (In Millions of Dollars)
- ------------------------------------------------------------------------------------
First Mortgage Bonds                          $     25      $     25      $      40
General and Refunding                                -             -            415
Debentures                                         575             -              -
- ------------------------------------------------------------------------------------
                                              $    600      $     25      $     455
====================================================================================


     The $600 million of debt maturing in 1994 consists of (i) $25 million First Mortgage Bonds, 4 5/8% Series N Due June 1, 1994, (ii) $400 million Debentures 10.25% Series Due June 15, 1994 and (iii) $175 million Debentures 11.75% Series Due November 15, 1994. The Company plans, subject to market conditions, to issue $100 million of common stock and up to $350 million of long-term debt during the second quarter of 1994 to satisfy the securities maturing in June 1994. The Company is currently planning to issue long-term debt or equity during the latter part of 1994 to satisfy all or a portion of the $175 million of debentures maturing in November 1994.

     The issuance of common stock will represent the first time in approximately ten years that the Company has issued common equity, other than through its Automatic Dividend Reinvestment Plan and Employee Stock Purchase Plan. The Company is committed to improving its debt-to-equity ratio through the issuance of common equity, growth in retained earnings and debt reduction from the use of internally generated funds. In this respect, subject to market conditions, the Company currently plans to issue an additional $225 million of common stock during the next four years.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three months ended March 31, 1994 were as follows:

- --------------------------------------------------------------------
Capital Requirements                      Three Months Ended
                                            March 31, 1994
- --------------------------------------------------------------------
                                       (In Millions of Dollars)
Total Construction                               $ 12
- --------------------------------------------------------------------
Dividends
  Preferred stock                                  13
  Common stock                                     50
- --------------------------------------------------------------------
Total Dividends                                    63
- --------------------------------------------------------------------
Shoreham post settlement costs                     46
- --------------------------------------------------------------------
Total Capital Requirements                       $121
====================================================================



- --------------------------------------------------------------------
Capital Provided                        Three Months Ended
                                          March 31, 1994
- --------------------------------------------------------------------
                                     (In Millions of Dollars)
  Decrease in cash                              $  7
  Common stock issued                              5
  Other financing activities                      (1)
  Internal cash generation from
     operations                                  110
- --------------------------------------------------------------------
Total Capital Provided                          $121
====================================================================

For further information, see the Statement of Cash Flows.

RATE MATTERS

ELECTRIC

     In December 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 that minimizes future electric rate increases while retaining consistency with the RMA's objective of continuing the restoration of the Company's financial health. The filing provides for zero percentage base rate increases in years one and two of the plan and a rate increase of 4.3% in the third year. Although base electric rates would be frozen during the first two years of the plan, annual rate increases of approximately 1% to 2% are expected to result in these years from the operation of the Company's fuel cost adjustment clause. The electric rate plan requests an allowed rate of return on common equity of 11.0%. The Company's rate filing reflects four underlying objectives: (i) to limit the balance of the RMC during the three-year period to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within no more than thirteen years of its 1989 inception; (iii) to minimize the final three rate increases that will follow the two-year base rate freeze period; and (iv) to continue the Company's gradual return to financial health. The Company's electric rate plan is subject to approval by the PSC.

     For a further discussion see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

GAS

     In December 1993, the PSC approved a three-year gas rate settlement between the Company and the staff of the PSC. The gas rate settlement provides that the Company receive, for the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%, 3.8% and 2.8%, respectively. In the determination of the revenue requirements for the first year of the gas rate settlement, an allowed rate of return on common equity of 10.1% was used. The gas rate decision also provides that earnings in excess of a 10.6% return on common equity in any of the three rate years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners.
In March 1994, the Company recorded a reduction to earnings of $4.8 million, net of tax effects, representing the estimate of the firm gas customers' portion of earnings in excess of the 10.6% allowed rate of return on common equity for the rate year ending November 30, 1994. See Note 1 of Notes to Financial Statements for a further discussion of the treatment of gas excess earnings.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 28, 1994, the New York State Court of Appeals denied Mayflower Energy Partners, L.P.'s (Mayflower) motion for leave to appeal a lower court decision which annulled a PSC order requiring the Company to enter into an agreement with Mayflower to purchase, on an energy-only basis, power for 15 years from a 300 MW facility (Long Island Lighting Company v. Public Service Commission of the State of New York and Mayflower Energy Partners, L.P.). In addition, on May 4, 1994, the Company notified Mayflower that it was exercising its right to terminate the agreement as a result of Mayflower's failure to meet the construction commencement milestone date.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareowners was held on April 12, 1994. The persons named below were elected as Directors by holders of the Company's Common Stock, voting cumulatively, casting votes in favor or withholding votes as indicated:

                                                   IN FAVOR                  WITHHELD
                                                   --------                  --------
     William J. Catacosinos                      96,074,868                 1,018,578

     Phyllis S. Vineyard                         96,016,245                 1,077,201

     John H. Talmage                             96,137,527                   955,919

     Basil A. Paterson                           96,064,463                 1,028,983

     George Bugliarello                          96,124,807                   968,639

     George J. Sideris                           96,162,464                   930,982

     A. James Barnes                             96,151,494                   941,952

     Richard L. Schmalensee                      96,077,232                 1,016,214

     Renso L. Caporali                           96,114,113                   979,333

     Peter O. Crisp                              96,181,393                   912,053

     Katherine D. Ortega                         96,094,768                   998,678

     Vicki L. Fuller                             95,876,369                 1,217,077

     The shareowners also ratified the appointment of Ernst & Young as independent auditors with 95,814,042 votes cast for ratification, 520,297 votes against and 759,107 votes abstaining.

     Of the shares held by brokers and nominees, 211,386 and 5,050,474, respectively, were not voted.

Item 5.   OTHER INFORMATION

     In March 1989, the Company was notified that it is a potentially responsible party for the investigation and remediation of the Port Washington Landfill in Hempstead, New York, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The Company does not believe that it has contributed to the contamination of the site and has declined the Environmental Protection Agency's requests to participate in the investigation and remediation activities at the site. The Company has not received further communications regarding this site.

Item 6.   Exhibits and Reports on Form 8-K

a.        EXHIBITS

     Computation of Ratio of Earnings to Fixed Charges filed as Exhibit 11.1

     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends filed as Exhibit 11.2



b.        REPORTS ON FORM 8-K

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

     3. On January 12, 1994, the Company filed comments in response to the November 2, 1993 Petition filed by the New York State Consumer Protection Board and the Long Island Power Authority (LIPA) with the PSC asking the PSC to hold a proceeding on freezing or possibly reducing the Company's electric rates for the period December 1994 to November 1997.

     4. In December 1993, the PSC approved, with an effective date of December 31, 1993, the Company's negotiated three-year gas rate settlement with the Staff of the PSC which provided for a first year increase of $26.6 million and two subsequent increases of $23 million and $20 million to be effective on December 1, 1995 and 1996, respectively.

     5. On December 30, 1993, the Appellate Division, Third Judicial Department, affirmed the Supreme Court of the State of New York Special Term's decision in Long Island Lighting Company v. Public Service Commission of the State of New York and Mayflower Energy Partners, L.P., which held that the PSC had violated the federal Public Utility Regulatory Policies Act and the New York Public Service Law and had acted arbitrarily when it ordered the Company to sign a power purchase contract with Mayflower Energy Partners, L.P. incorporating the PSC's 1989 Long Run Avoided Cost estimates.

     6. On December 13, 1993, the United States District Court for the Eastern District of New York issued an opinion in LILCO v. Stone & Webster Engineering Corp. granting a motion by Stone & Webster Engineering Corp. (SWEC) to dismiss the Company's complaint in this action which had sought to recover damages against SWEC for breach of contract, negligence, professional malpractice and gross negligence in connection with SWEC's work as architect-engineer and construction manager for Shoreham.

     7. Pursuant to the LIPA Act, LIPA is required to make payments in-lieu-of-taxes (PILOTS) to the municipalities that impose real property taxes on Shoreham. On January 10, 1994, the Appellate Division, Second Department, affirmed Nassau County Supreme Court's March 29, 1993 decision in LIPA, et al, v. Shoreham-Wading River Central School District, et al. holding, in major part, that the Company is not obligated for any real property taxes that accrued after February 28, 1992, attributable to property that it conveyed to LIPA, that PILOTS commence on March 1, 1992, that PILOTS are subject to refunds and that the LIPA Act does not provide for the termination of PILOTS.

     In its Report on Form 8-K dated February 7, 1994, the Company reported earnings of $2.15 per common share on revenues of $2,880,995,000 for the year ended December 31, 1993.

     No other reports on Form 8-K were filed in the first quarter of 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              LONG ISLAND LIGHTING COMPANY
                              (Registrant)



                              By /s/ Anthony Nozzolillo
                                 ---------------------------
                                     ANTHONY NOZZOLILLO
                                 Senior Vice President and
                                 Principal Financial Officer



Dated:    May 6, 1994

                            EXHIBIT INDEX
                            -------------


Exhibit                                                           Page
  No.                    Description                               No.
- -------                  -----------                              -----

 11.1 Computation of Ratio of Earnings to Fixed Charges filed as Exhibit a.

 11.2       Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends filed as
            Exhibit b.