Form 10-Q
period 1994-06-30
LONG ISLAND LIGHTING CO
filed 1994-08-03
CIK 60251

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                   Yes X            No


The total number of shares of the registrant's Common Stock, $5 par value, outstanding on June 30, 1994, was 117,857,375.

                          LONG ISLAND LIGHTING COMPANY




                                                           Page No.
                                                           --------
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statements of Income                        3

                   Balance Sheet                               5

                   Statement of Cash Flows                     7

                   Notes to Financial Statements               8

     Item 2.  Management's Discussion and                     10
                   Analysis of Financial Condition and
                   Results of Operations


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                               21

     Item 2.  Changes in Securities                           21

     Item 3.  Defaults Upon Senior Securities                 21


     Item 4.  Submission of Matters to a Vote
                   of Security Holders                        21


     Item 5.  Other Information                               21

     Item 6.  Exhibits and Reports on Form 8-K                22


     Signature                                                23

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
              (In Thousands of Dollars - except per share amounts)

                                                                       Three Months Ended
                                                                             June 30
                                                                   --------------------------
                                                                       1994            1993
                                                                   --------------------------
REVENUES
Electric                                                             $531,715        $503,236
Gas                                                                    94,595         101,635
                                                                   ----------      ----------
Total Revenues                                                        626,310         604,871
                                                                   ----------      ----------

EXPENSES
Operations - fuel and purchased power                                 178,962         178,983
Operations - other                                                     97,250          78,611
Maintenance                                                            33,696          28,260
Depreciation and amortization                                          32,223          30,367
Base financial component amortization                                  25,243          25,243
Rate moderation component amortization                                 47,530          16,533
Regulatory liability component amortization                           (22,143)        (22,143)
Other regulatory amortizations                                        (20,118)        (17,978)
Operating taxes                                                        92,708          86,043
Federal income tax - current                                            2,176           1,233
Federal income tax - deferred and other                                19,305          32,120
                                                                   ----------      ----------
Total Expenses                                                        486,832         437,272
                                                                   ----------      ----------
Operating Income                                                      139,478         167,599
                                                                   ----------      ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                              8,485          10,847
Class Settlement                                                       (5,664)         (5,802)
Other income and (deductions), net                                      6,754           5,689
Allowance for other funds used during construction                        485             805
Federal income tax credit - deferred and other                          2,729           8,381
                                                                   ----------      ----------
Total Other Income and (Deductions)                                    12,789          19,920
                                                                   ----------      ----------
Income Before Interest Charges                                        152,267         187,519
                                                                   ----------      ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                            112,268         115,187
Other interest                                                         16,018          16,662
Allowance for borrowed funds used during construction                    (806)         (1,136)
                                                                   ----------      ----------
Total Interest Charges and (Credits)                                  127,480         130,713
                                                                   ----------      ----------

NET INCOME                                                             24,787          56,806
Preferred stock dividend requirements                                  13,271          14,355
                                                                   ----------      ----------
Earnings for Common Stock                                             $11,516         $42,451
                                                                   ==========      ==========
Average Common Shares Outstanding (000)                               114,457         111,970
Earnings per Common Share                                               $0.10           $0.38

Dividends Declared per Common Share                                    $0.445          $0.435

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
            (In Thousands of Dollars - except per share amounts)

                                                                       Six Months Ended
                                                                            June 30
                                                                 ----------------------------
                                                                      1994            1993
                                                                 ----------------------------
REVENUES
Electric                                                           $1,118,982      $1,039,578
Gas                                                                   379,472         325,743
                                                                 ------------    ------------
Total Revenues                                                      1,498,454       1,365,321
                                                                 ------------    ------------

EXPENSES
Operations - fuel and purchased power                                 477,882         432,141
Operations - other                                                    211,303         193,032
Maintenance                                                            61,555          58,905
Depreciation and amortization                                          63,904          60,379
Base financial component amortization                                  50,485          50,485
Rate moderation component amortization                                 96,157          32,685
Regulatory liability component amortization                           (44,286)        (44,286)
Other regulatory amortizations                                        (10,105)        (36,311)
Operating taxes                                                       202,348         178,835
Federal income tax - current                                            4,517           2,299
Federal income tax - deferred and other                                61,349          77,166
                                                                 ------------    ------------
Total Expenses                                                      1,175,109       1,005,330
                                                                 ------------    ------------
Operating Income                                                      323,345         359,991
                                                                 ------------    ------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                             17,464          21,725
Class Settlement                                                      (11,366)        (11,616)
Other income and (deductions), net                                     16,251          12,652
Allowance for other funds used during construction                      1,202             853
Federal income tax credit - deferred and other                          3,644           7,933
                                                                 ------------    ------------
Total Other Income and (Deductions)                                    27,195          31,547
                                                                 ------------    ------------
Income Before Interest Charges                                        350,540         391,538
                                                                 ------------    ------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                            225,047         233,830
Other interest                                                         33,093          34,416
Allowance for borrowed funds used during construction                  (2,009)         (1,373)
                                                                 ------------    ------------
Total Interest Charges and (Credits)                                  256,131         266,873
                                                                 ------------    ------------

NET INCOME                                                             94,409         124,665
Preferred stock dividend requirements                                  26,543          28,930
                                                                 ------------    ------------
Earnings for Common Stock                                             $67,866         $95,735
                                                                 ============    ============
Average Common Shares Outstanding (000)                               113,496         111,875
Earnings per Common Share                                               $0.60           $0.86

Dividends Declared per Common Share                                     $0.89           $0.87

See Notes to Financial Statements.

                           LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                           (In Thousands of Dollars)


                                                       June 30       December 31
                                                        1994            1993
ASSETS                                               (unaudited)      (audited)
                                                    ------------    ------------

UTILITY PLANT
Electric                                             $3,600,869      $3,544,569
Gas                                                     919,767         860,899
Common                                                  218,677         201,418
Construction work in progress                           108,275         176,504
Nuclear fuel in process and in reactor                   16,529          16,533
                                                    ------------    ------------
                                                      4,864,117       4,799,923
                                                    ------------    ------------
Less - Accumulated depreciation and
  amortization                                        1,497,666       1,452,366
                                                    ------------    ------------
Total Net Utility Plant                               3,366,451       3,347,557
                                                    ------------    ------------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $504,854 and $454,369)              3,533,976       3,584,461
Rate moderation component                               541,094         609,827
Shoreham post settlement costs                          876,090         777,103
Shoreham nuclear fuel                                    74,434          75,497
Postretirement benefits other than pensions             408,091         402,921
Regulatory tax asset                                  1,840,021       1,848,998
Other                                                   343,017         311,832
                                                    ------------    ------------
Total Regulatory Assets                               7,616,723       7,610,639
                                                    ------------    ------------

Nonutility Property & Other Investments                  23,737          23,029
                                                    ------------    ------------

CURRENT ASSETS
Cash and cash equivalents                               142,574         248,532
Special deposits                                         23,287          23,439
Customer accounts receivable (less allowance
  for doubtful accounts of $22,455 and $23,889)         267,511         249,074
Other accounts receivable                                 3,521          12,199
Accrued unbilled revenues                               137,765         170,042
Materials and supplies at average cost                   72,555          68,882
Fuel oil at average cost                                 40,946          35,857
Gas in storage at average cost                           54,619          75,182
Prepayments and other current assets                     68,060          41,652
                                                    ------------    ------------
Total Current Assets                                    810,838         924,859
                                                    ------------    ------------

DEFERRED CHARGES
Unamortized cost of issuing securities                  330,911         350,239
Accumulated deferred income taxes                     1,121,168       1,157,009
Other                                                    41,398          42,705
                                                    ------------    ------------
Total Deferred Charges                                1,493,477       1,549,953
                                                    ------------    ------------
TOTAL ASSETS                                        $13,311,226     $13,456,037
                                                    ============    ============


See Notes to Financial Statements.
                                      -5-

                         LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                           (In Thousands of Dollars)


                                                       June 30       December 31
                                                        1994            1993
CAPITALIZATION AND LIABILITIES                       (unaudited)      (audited)
                                                   -------------   -------------
CAPITALIZATION
Long-term debt                                       $5,112,675      $4,887,733
Unamortized premium and (discount) on debt              (18,021)        (17,393)
                                                   ------------    ------------
                                                      5,094,654       4,870,340
                                                   ------------    ------------

Preferred stock - redemption required                   649,150         649,150
Preferred stock - no redemption required                 63,991          64,038
                                                   ------------    ------------
Total Preferred Stock                                   713,141         713,188
                                                   ------------    ------------

Common stock                                            589,287         561,662
Premium on capital stock                              1,094,056       1,010,283
Capital stock expense                                   (52,817)        (50,427)
Retained earnings                                       676,811         711,432
                                                   ------------    ------------
Total Common Shareowners' Equity                      2,307,337       2,232,950
                                                   ------------    ------------

Total Capitalization                                  8,115,132       7,816,478
                                                   ------------    ------------

REGULATORY LIABILITIES
Regulatory liability component                          396,796         436,476
1989 Settlement credits                                 150,475         155,081
Regulatory tax liability                                168,425         177,669
Other                                                   159,407         138,612
                                                   ------------    ------------
Total Regulatory Liabilities                            875,103         907,838
                                                   ------------    ------------

CURRENT LIABILITIES
Current maturities of long-term debt                    235,058         600,000
Current redemption requirements of preferred stock        4,800           4,800
Accounts payable and accrued expenses                   222,800         277,519
Accrued taxes                                            18,724          52,656
Accrued interest                                        145,594         142,409
Dividends payable                                        57,094          54,542
Class Settlement                                         40,000          30,000
Customer deposits                                        27,502          27,046
                                                   ------------    ------------
Total Current Liabilities                               751,572       1,188,972
                                                   ------------    ------------

DEFERRED CREDITS
Class Settlement                                        152,595         164,942
Accumulated deferred income taxes                     2,954,086       2,932,029
Other                                                    11,497          12,622
                                                   ------------    ------------
Total Deferred Credits                                3,118,178       3,109,593
                                                   ------------    ------------

Reserves for Claims and Damages                          13,294           8,714
                                                   ------------    ------------

Pensions and Other Postretirement Benefits              437,947         424,442
                                                   ------------    ------------

Commitments and Contingencies                               -               -
                                                   ------------    ------------

TOTAL CAPITALIZATION AND LIABILITIES                $13,311,226     $13,456,037
                                                   ============    ============


See Notes to Financial Statements.
                                      -6-

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                           (In Thousands of Dollars)

                                                                              Six Months Ended
                                                                                   June 30
                                                                          --------------------------
                                                                              1994           1993
                                                                          --------------------------
Operating Activities

Net Income                                                                  $94,409         $124,665
Adjustments to reconcile net income to net
      cash provided by operating activities
  Depreciation and amortization                                              63,904           60,379
  Provision for doubtful accounts                                             9,429            9,169
  Base financial component amortization                                      50,485           50,485
  Regulatory liability component amortization                               (44,286)         (44,286)
  Rate moderation component amortization                                     96,157           32,685
  Rate moderation component carrying charges                                (17,464)         (21,725)
  Other regulatory amortizations                                            (10,105)         (36,311)
  Class Settlement                                                           11,366           11,616
  Amortization of cost of issuing and redeeming securities                   25,195           26,189
  Federal income taxes - deferred and other                                  57,705           69,233
  Allowance for other funds used during construction                         (1,202)            (853)
  Gas Cost Adjustment                                                        20,744           13,642
  Other                                                                      20,324            5,864
Changes in operating assets and liabilities
  Accounts receivable                                                       (16,263)         (28,465)
  Accrued unbilled revenues                                                  32,277             (499)
  Materials and supplies, fuel oil and gas in storage                        11,801           17,810
  Prepayments and other current assets                                      (26,408)            (513)
  Accounts payable and accrued expenses                                     (73,273)         (81,865)
  Accrued taxes                                                             (33,932)         (68,999)
  Accrued interest                                                            3,185            8,281
  Other                                                                     (22,491)         (31,839)
                                                                         ----------       ----------
Net Cash Provided by Operating Activities                                   251,557          114,663
                                                                         ----------       ----------

Investing Activities

  Construction and nuclear fuel expenditures                                (83,095)        (102,765)
  Shoreham post settlement costs                                           (108,730)        (112,708)
  Other                                                                      (1,072)            (839)
                                                                         ----------       ----------
Net Cash Used in Investing Activities                                      (192,897)        (216,312)
                                                                         ----------       ----------

Financing Activities

  Proceeds from issuance of long-term debt                                  281,992          848,441
  Redemption of long-term debt                                             (425,000)        (645,000)
  Proceeds from sale of common stock                                        108,162             -
  Proceeds from sale of preferred stock                                        -             146,198
  Redemption of preferred stock                                                -            (145,800)
  Preferred stock dividends paid                                            (26,405)         (29,753)
  Common stock dividends paid                                              (100,073)         (97,174)
  Cost of issuing and redeeming securities                                   (3,695)         (12,992)
  Other                                                                         401            2,266
                                                                         ----------       ----------
Net Cash (Used in) Provided by Financing Activities                        (164,618)          66,186
                                                                         ----------       ----------
Net Decrease in Cash and Cash Equivalents                                 ($105,958)        ($35,463)
                                                                         ==========       ==========
Cash and cash equivalents at beginning of period                           $248,532         $309,485
Net decrease in cash and cash equivalents                                  (105,958)         (35,463)
                                                                         ----------       ----------
Cash and Cash Equivalents at end of period                                 $142,574         $274,022
                                                                         ==========       ==========





See Notes to Financial Statements.

                         Notes to Financial Statements
                      For the Quarter Ended June 30, 1994
                                  (Unaudited)


         These Notes to Financial Statements reflect events subsequent to February 4, 1994, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1994, respecting the Company's capital requirements and liquidity, and (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994. In addition, these notes to financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

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

Note 1. CAPITALIZATION

         On June 1, 1994, the Company retired, at maturity, $25 million First Mortgage Bonds with cash from operations.

         Also in June 1994, the Company issued 5.1 million shares of common stock at $20 per share, $100 million of General and Refunding Bonds (G&R Bonds) 7 5/8% Series Due 1998 and $185 million of G&R Bonds 8 5/8% Series Due 2004. The net proceeds from the sale of these securities, together with cash from operations, were applied in June toward the repayment, at maturity, of $400 million of 10.25% Debentures, Series Due 1994.

         In July 1994, the Company redeemed, at their optional redemption prices, two series of Debentures, $30.5 million, 10.875%, Series Due 1999 and $4.5 million 11.375%, Series Due 2019 with cash from operations.


Note 2. EXCESS EARNINGS - GAS

         In December 1993, the Public Service Commission of the State of New York (PSC) approved a three-year gas rate settlement between the Company and the Staff of the PSC, effective December 1, 1993. This gas rate settlement provides, among other matters, that earnings in excess of a 10.6% rate of return on common equity in each of the three years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners. For a further discussion of the gas rate settlement, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         For the six months ended June 30, 1994, to reflect the firm gas customer's portion of estimated gas earnings in excess of the 10.6% return on common equity for the rate year ending November 30, 1994, the Company recorded a reduction to earnings of $5.5 million, net of tax effects. The Company computed this amount based upon the aggregate of actual gas operating income for the seven month period ended June 30, 1994 and forecasted gas operating income for the five month period ending November 30, 1994. Based upon this computation, the Company estimates that it will earn approximately $11 million, net of tax effects, in excess of the 10.6% rate of return on common equity for the rate year ending November 30, 1994. However, since the actual amount of earnings in excess of the 10.6% return on common equity will not be determined until the completion of the rate year, amounts charged to earnings during the year will be subject to adjustments as actual financial results replace forecasted data in the Company's excess earnings calculation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1994


RESULTS OF OPERATIONS

EARNINGS

         Earnings for common stock for the quarter ended June 30, 1994 were $11.5 million or 10 cents per common share, compared to $42.5 million or 38 cents per common share for the same period last year. For the six months ended June 30, 1994, earnings for the common stock totaled $67.9 million, or 60 cents per common share, compared with $95.7 million, or 86 cents per common share for the same period of 1993.

         As expected, earnings for the three and six month periods ended June 30, 1994, were significantly less than earnings for the same periods in 1993. Comparative earnings for the three and six month periods were affected by certain factors including: (i) the recognition of certain operating and maintenance expenses earlier in 1994 than in 1993; (ii) a provision in the Company's gas rate structure that was not in effect prior to December 1, 1993 that requires earnings in excess of a 10.6% return on common equity to be shared equally between the Company's firm gas customers and its shareowners;
(iii) a lower allowed rate of return on common equity for the Company's gas business; (iv) lower gas revenues in 1994 resulting from a refinement in the Company's procedures used to estimate revenues not yet billed, which will in turn increase gas revenues in the second half of 1994; (v) the recognition in the first quarter of 1994 of previously deferred storm costs; and (vi) the recognition in 1993 of the benefits associated with certain tax credits that the Company does not anticipate in 1994.

         While the Company can give no assurances, it is expecting that its 1994 annual earnings will be comparable to its 1993 annual earnings. The Company believes that earnings for the second half of 1994 will be positively impacted by a number of factors. These factors include: (i) the effects of the Company's efforts to reduce operating and maintenance expenses below the levels reflected in the Company's current rate structure; (ii) the impact on earnings of positive cash flow from operations and the utilization of cash balances to satisfy maturing debt; and (iii) the effects of recognizing certain operating and maintenance expenses earlier in 1994 than in 1993, which will result in a lower level of these expenses during the remainder of the year.

REVENUES

         Total revenues for the quarter ended June 30, 1994, were $626.3 million, representing an increase of $21.4 million, or 3.5%, over total revenues for the quarter ended June 30, 1993. Electric revenues increased by $28.4 million, or 5.7%, while gas revenues decreased $7.0 million, or 6.9%, when compared to the same period of the prior year.

         For the six months ended June 30, 1994, total revenues were $1,498.5 million, representing an increase of $133.1 million, or 9.8%, over total revenues for the comparable period of 1993. Electric revenues increased by $79.4 million, or 7.6%, while gas revenues were up $53.7 million, or 16.5%, over the same period of the prior year.

Electric

         The increase in electric revenues for the three and six months ended June 30, 1994, when compared to the same periods in 1993, is primarily the result of an electric rate increase of 4.0% effective December 1, 1993 and the current recovery of $2.8 million per month of certain deferrals relating to the rate year that ended November 30, 1992. The Public Service Commission of the State of New York (PSC) has authorized the Company to recover these net deferrals through the Company's fuel cost adjustment (FCA) clause over a twelve-month period which began in August 1993 and to continue to recover these monthly amounts through November 30, 1994 which will be used to reduce the Rate Moderation Component (RMC) balance. For a further discussion of the Company's rate matters, see Note 3 of Notes to Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1993.

         The Company's current electric rate structure provides for a revenue reconciliation mechanism which mitigates the impact on earnings of experiencing electric sales that are above or below levels reflected in rates. For the quarters ended June 30, 1994 and 1993, the Company recorded non-cash income, which is included in "Other Regulatory Amortizations" on the Company's Statement of Income, of $36.8 million and $20.9 million, respectively, as a result of electric sales that were lower than those that were adjudicated by the PSC. For the six months ended June 30, 1994 and 1993, the Company recorded non-cash income of $47.4 million and $41.5 million respectively.

Gas

         The decrease in gas revenues for the quarter ended June 30, 1994, when compared to the same period in 1993, is primarily attributable to a refinement in the Company's procedures used to estimate revenues not yet billed. The decrease in gas revenues was partially offset by a 4.7% rate increase and additional sales resulting from an increase in the number of gas space heating customers.

         The increase in gas revenues for the six months ended June 30, 1994 compared with the same period of 1993 was primarily attributable to a 4.7% rate increase effective December 1, 1993, the addition of nearly 7,400 gas space heating customers when compared to June 30, 1993, higher consumption levels driven by a colder winter in 1994, significant increases in off-system sales, partially offset by the refinement in the Company's procedures for estimating revenues not yet billed. Also contributing to the increase in revenues was the recovery of additional gas fuel costs, resulting from higher sales volumes and higher gas prices.

FUELS AND PURCHASED POWER

         Fuels and purchased power expenses for the three and six months ended June 30, 1994 and 1993 were as follows:

                                          Three Months Ended  Six Months Ended
                                          6/30/94    6/30/93   6/30/94  6/30/93
                                          -------    -------  --------  -------
                                            (In Millions)       (In Millions)
Fuels for Electric Operations
  Oil                                       $ 33     $ 38       $ 90   $ 88
  Gas                                         24       20         35     36
  Nuclear                                      4        3          7      7
  Purchased Power                             73       73        149    148
                                            ----     ----       ----   ----
Total                                        134      134        281    279
Gas Fuels                                     45       45        197    153
                                            ----     ----       ----   ----
Total                                       $179     $179       $478   $432
                                            ====     ====       ====   ====

         For the six months ended June 30, 1994 the increase in gas fuel expenses was primarily due to higher sales volumes and higher gas prices.

         The mix of fuels and purchases of power for providing the Company's electric system energy requirements during the three and six months ended June 30, 1994 and 1993 were as follows:

                                    Three Months Ended      Six Months Ended
                                    6/30/94    6/30/93      6/30/94   6/30/93
                                    -------    -------      -------   -------
Oil                                  25%        28%            33%      31%
Purchases                            41         46             43       44
Nuclear                              10         10              9       10
Gas                                  24         16             15       15
                                    ----       ----           ----     ----
Total                               100%       100%           100%     100%
                                    ====       ====           ====     ====

OPERATING AND MAINTENANCE EXPENSES

         Total operating and maintenance (O&M) expenses, exclusive of fuels and purchased power, amounted to $130.9 million for the quarter ended June 30, 1994, representing an increase of $24.1 million, or 22.5%, from the comparable quarter of 1993. For the six months ended June 30, 1994, these expenses totaled $272.9 million, up $20.9 million, or 8.3%, over the comparable period of 1993.

         The increase in O&M for the three and six months ended June 30, 1994, when compared to the same period of 1993, is primarily attributable to the earlier recognition of certain O&M expenses including pension and benefits expenses, and production, transmission and distribution expenses. The earlier recognition of these expenses in 1994 will result in a reduction of these expenses during the remainder of the year, when compared to the same period in 1993, thereby having a positive impact on comparable second half earnings. In addition, during the six months ended June 30, 1994, the Company recognized previously deferred storm costs.

RATE MODERATION COMPONENT

         For the quarters ended June 30, 1994 and 1993, the Company recorded charges to income of approximately $47.5 million and $16.5 million, respectively, reflecting the amortization of the RMC. The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and revenues resulting from the implementation of the rate moderation plan provided for in the Rate Moderation Agreement (RMA). At June 30, 1994 and 1993, the unamortized RMC balance was $541 million and $641 million, respectively.

         For the six months ended June 30, 1994 and 1993, the charges to income reflecting the amortization of the RMC totaled $96.2 million and $32.7 million, respectively.

OPERATING TAXES

         Operating taxes for the quarter ended June 30, 1994 amounted to $92.7 million, representing an increase of $6.7 million, or 7.7%, from the comparable quarter of 1993. Operating taxes for the six months ended June 30, 1994 amounted to $202.3 million, representing an increase of $23.5 million, or 13.1% from the comparable period of 1993. These increases in operating taxes reflect higher revenue, property, payroll and dividend taxes and adjustments relating to 1992 which were recorded in the first six months of 1993.

INTEREST EXPENSE

         For the quarter ended June 30, 1994, interest expense amounted to $128.3 million, representing a decrease of $3.6 million when compared to the same period of 1993. For the six months ended June 30, 1994, interest expense totaled $258.1 million, a decrease of $10.1 million compared with the same period of 1993. The decrease in interest expense is principally due to lower interest rates and reduced levels of debt, primarily resulting from the Company's aggressive refinancing efforts in 1993 and the use of cash from operations to satisfy a portion of maturing debt.

FINANCIAL CONDITION

LIQUIDITY

         At June 30, 1994, the Company's cash and cash equivalents amounted to approximately $143 million, compared to $249 million at December 31, 1993. The decrease in cash and cash equivalents reflects the Company's cash management strategy to apply available cash balances toward the satisfaction of maturing debt.

         The Company has a $300 million revolving line of credit through October 1, 1995, provided by its 1989 Revolving Credit Agreement (1989 RCA).
At June 30, 1994, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.


FINANCING PROGRAMS

         The Company is committed to improving its debt-to-equity ratio through the issuance of common equity, growth in retained earnings and debt reduction from the use of cash from operations. In this respect, the Company in June 1994 issued 5.1 million shares of common stock, representing the first time in approximately ten years that the Company issued common equity, other than through its Automatic Dividend Reinvestment Plan or Employee Stock Purchase Plan. In addition, the Company retired $25 million First Mortgage Bonds with cash from operations.

         Net proceeds from the sale of common stock, amounting to approximately $99 million, combined with net proceeds from the issuance of $285 million of General and Refunding Bonds, were applied toward the repayment, at maturity, of $400 million of debentures. The balance of funds needed to repay this maturing series was provided from cash from operations.

         In July 1994, the Company redeemed $35 million aggregate principal amount of debentures. The Company satisfied the repayment of First Mortgage Bonds and the redemption of the debentures with cash from operations.

         The Company is currently planning to satisfy $175 million of debentures maturing in November 1994, with cash from operations and a combination of debt or equity securities.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and six months ended June 30, 1994 were as follows:

                                     Three Months Ended    Six Months Ended
Capital Requirements                    June 30, 1994         June 30, 1994
- --------------------                    -------------         -------------
                                             (In Millions of Dollars)
Total Construction                           $ 71                   $ 83

Refundings and Dividends
  Long-term debt                              425                    425
  Preferred stock dividends                    13                     26
  Common stock dividends                       50                    100
  Redemption costs                              4                      4
                                             ----                   ----
Total Refundings and Dividends                492                    555

Shoreham post settlement costs                 63                    109
                                             ----                   ----

Total Capital Requirements                   $626                   $747
                                             ====                   ====





                                      Three Months Ended    Six Months Ended
Capital Provided                        June 30, 1994         June 30, 1994
- ----------------                        -------------        --------------
                                              (In Millions of Dollars)
  Long-term debt                             $282                 $282
  Common stock issued                         103                  108
  Other financing activities                    -                   (1)
  Internal cash generation from
         operations                           142                  252
  Decrease in cash                             99                  106
                                             ----                 ----

Total Capital Provided                       $626                 $747
                                             ====                 ====


For further information, see the Statement of Cash Flows.

RATE MATTERS

Electric Rate Case

         In December 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 (Rate Proposal). The Rate Proposal, which may be approved, modified or rejected by the PSC, requests an allowed rate of return on common equity of 11.0% and provides for zero percent base rate increases in years one and two of the plan and an overall rate increase of 4.3% in the third year. Although base electric rates would be frozen during the first two years of the Rate Proposal, annual rate increases of approximately 1% to 2% are expected to result in these years from the operation of the Company's FCA mechanism. The FCA captures, among other amounts, any increases in the cost of fuel above the level recovered in base rates. In addition, the FCA provides for the recovery or refund to ratepayers, of the net deferred balances in excess of $15 million, resulting from the reconciliation of revenue, certain expenses and earned performance incentive components.

         The Rate Proposal reflects four underlying objectives: (i) to limit the balance of the RMC, during the three-year period, to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within no more than 13 years of its 1989 inception; (iii) to minimize, beginning in the third year of the Rate Proposal, the final three rate increases contemplated in the 1989 Settlement that follow the two-year rate freeze period; and (iv) to continue the Company's gradual return to financial health.

         The staff of the PSC (Staff) and other intervening parties filed testimony in response to the Rate Proposal. Staff concurs with the Company's proposal for an 11.0% return on common equity in each of the three years. However, Staff has recommended an overall zero percent rate increase for the first two years, contrasted with the Company's proposal for a zero percent base rate increase and FCA adjustments of 1% to 2% in each of these years as described above. Staff has not yet made a firm recommendation for the level of rate relief in the third year, but has reaffirmed its commitment to the principles of the Rate Moderation Agreement, including the full recovery of the RMC.

         The Consumer Protection Board and Long Island Power Authority jointly filed testimony in which they proposed that current electric rates be reduced. Other intervenors have also proposed various adjustments to the Rate Proposal.

         The PSC is expected to issue a final order on the Company's Rate Proposal proceeding in November 1994. The Company is unable to predict the ultimate outcome of this rate proceeding.

COMPETITIVE ENVIRONMENT

         The Company's current electric load forecasts indicate that, with implementation of its conservation and load management programs and with the availability of electricity provided by the Company's existing generating facilities, by its portion of electric energy generated at Nine Mile Point Nuclear Power Station, Unit 2 and by power purchased from other electric systems and from certain non-Company owned facilities, located within the Company's service territory, Long Island has adequate generating sources to meet its energy demands for the next ten years.

Current Competitive Factors

         The development of the non-utility generator (NUG) industry has been encouraged by federal and state legislation. There are two ways that NUGs can negatively impact the Company: first, NUGs may locate on a customer's site, providing part or all of that customer's electric energy requirements. The Company estimates that at the end of 1993, it lost sales to on-site NUGs generating a total of 234 gigawatt-hours (Gwh) representing approximately $20 million in revenues, net of fuel, or approximately 1.0% of the Company's 1993 net revenues. Second, in accordance with the Public Utility Regulatory Policies Act of 1978, the Company is required to purchase all the power offered by NUGs that are Qualified Facilities (QFs). QFs have the choice of pricing these sales at either (i) PSC published estimates of the Company's long run avoided costs (LRAC) or (ii) the Company's tariff rates which reflect the Company's actual avoided cost. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (Kwh) for certain categories of QFs, considerably above the Company's avoided cost. The six-cent minimum now only applies to contracts entered into before June 1992. The Company believes that the repeal of the six-cent law, coupled with the PSC's updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits to QFs seeking to sell power to the Company.

         As of December 31, 1993, 39 QFs were on line and selling approximately 200 megawatts (MW) of power to the Company. The Company estimates that in 1993, purchases from QFs required by federal and state law cost the Company $47 million more than it would have cost had the Company generated this power itself. However, with the exception of approximately 40 MW of power to be produced annually at the Stony Brook Campus of the State University of New York beginning in early 1995, the Company does not expect any significant new NUGs to be built on Long Island in the foreseeable future.

         The Company believes that a number of factors will mitigate load loss, including customer load characteristics, such as a lack of a significant industrial base and accompanying large thermal load, which makes cogeneration economically attractive.

         For over a decade, the Company has voluntarily provided wheeling of New York Power Authority (NYPA) power for economic development. As a result, NYPA power has displaced approximately 400 Gwh of energy sales. The net revenue loss associated with this amount of sales is approximately $27 million or 1.3% of the Company's 1993 net revenues.

         Competition for customer loads also comes from other electric utilities (including those in Connecticut, New York, and New Jersey) which seek to attract commercial and industrial customers to relocate within their service territories by offering reduced rates and other incentives. In order to retain existing and attract new commercial and industrial customers, the Company offers an Economic Development Rate which provides rate abatement to new or existing customers that qualify under the program approved by the PSC.

Potential Competitive Factors

         From time to time, a number of proposals purporting to address issues affecting the future of the electric industry in New York State have been made, including proposals directed at the high cost of electricity on Long Island. Among the proposals: the so-called conversion by the Long Island Power Authority (LIPA) of Shoreham to a natural-gas burning facility, the purchase of cheaper electricity from non-Company sources by a cooperative of Long Island school districts identified as the Education/Electric Buying Group (the School District Group), a takeover of the Company by LIPA, a municipalization of the Company's facilities in the Town of Southampton, distribution of cheaper electricity by a Suffolk County Municipal Distribution Agency, a corporate spin-off of nuclear power plants within the State, and a corporate spin-off of the fossil generating units within the State.

         LIPA has indicated that it would hold public hearings to discuss its proposals to build a 400-450 MW natural gas-powered generating plant at Shoreham scheduled for operation as early as 1996, which reportedly would result in ratepayer savings of between $283 million and $458 million over 20 years. However, based on previous LIPA and Company studies analyzing the feasibility of building a gas-powered plant at Shoreham, the Company continues to believe that such a facility would not result in ratepayer savings. This view is supported by the February 1994 draft State Energy Plan issued by the New York State Energy Planning Board which states that bringing a gas-powered facility at Shoreham on line before the turn of the century would raise the Company's rates. The Company is unable, however, to predict the likelihood of a generating unit operating at the Shoreham site. The impact, if any, on the Company of the operation of such a plant would depend on the nature of the project, the price at which it would propose to sell power and other factors. The Company's position is that it will not enter into a contract with LIPA or any other party unless it is beneficial to the Company's ratepayers.

         In the petition filed with the PSC on behalf of the School District Group, the PSC was asked to require the Company to transmit power purchased from other producers to member school districts on Long Island. The Company believes that the proposed request is in conflict with existing federal and state policy and has opposed this petition. The Company is currently unable to predict the action, if any, that the PSC may take regarding this petition, or the impact on the Company if this proposal were ultimately approved.

         The Town of Southampton, Suffolk County Municipal Distribution Agency and the School District Group proposals each seek to shift costs unfairly from them to the Company's remaining customers. Moreover, the Company believes that Suffolk County is not entitled under federal law to the wholesale wheeling service that it has proposed.

         These proposals present significant social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of ratepayers to another, that fails to provide least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. Furthermore, the Company does not believe that any of these proposals have any merit under existing law and State policy. Nevertheless, the outcome of these proposals is uncertain.

         In order to address competitive opportunities generally available to electric and gas customers in New York State, the PSC has recently issued an order in which it has adopted guidelines that allow New York State utilities to negotiate flexible rates with individual customers so that additional losses in sales can be avoided. The PSC has decided that it will determine in individual utility rate cases how the difference in revenues between the flexible rates and the higher conventional rates will be shared between ratepayers and shareowners.

         The PSC has also indicated that it will initiate further proceedings to address retail competition in New York. In those proceedings, the Company plans to present its views to the PSC for its consideration, but cannot predict the outcome of the proceedings or the effect of any proposals that the PSC may adopt.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company and Suffolk County have entered into a settlement requiring approval by the Suffolk County Supreme Court in the litigation entitled Long Island Lighting Company v. County of Suffolk. The settlement will not have a material impact on the Company's financial condition. The Company began this lawsuit in Suffolk County Supreme Court on February 11, 1988, against Suffolk County, seeking the recovery of damages for Suffolk County's breach of a contract to prepare an offsite emergency response plan for Shoreham.

         Pursuant to the Long Island Power Authority (LIPA) Act, LIPA is required to make payments in-lieu-of-taxes (PILOTS) to the municipalities that impose real property taxes on Shoreham. The timing and duration of PILOTS under the LIPA Act are the subject of the litigation entitled LIPA, et al. v. Shoreham-Wading River Central School District, et al. On July 7, 1994, the New York State Court of Appeals denied a motion by all parties in which they sought leave to appeal an Appellate Division, Second Department decision on the basis that such decision does not finally determine the action and therefore is not reviewable by the Court of Appeals.

         The Company was served with a summons and complaint in the litigation entitled Nager v. Long Island Lighting Company alleging trespass and nuisance allegedly caused by the proximity to the plaintiff's home of power lines emitting electromagnetic fields (EMF). This matter is currently in discovery.

         The Company was served with a summons and complaint in the litigation entitled Guild v. Long Island Lighting Company claiming damages in the amount of no less than $359,000 caused by the devaluation of the plaintiff's property as a result of EMF. Plaintiffs are homeowners in Glen Head who allege that they have been unable to sell their home because of power lines adjacent to their property. The claim is based upon legal theories of inverse condemnation and trespass.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

         Pursuant to formal complaints before the PSC, a number of the Company's customers are claiming refunds based on their allegations that they have not been placed in the correct customer classification. If the Company is required to provide refunds retroactively, the amount as of June 1994 could be approximately $6.5 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.        EXHIBITS

         None

b.        REPORTS ON FORM 8-K

         In its Report on Form 8-K dated May 27, 1994, the Company reported that:

         1. On May 19, 1994, the Staff of the PSC and other intervening parties filed testimony in response to the Company's three-year electric rate plan for the period beginning December 1, 1994.

         2. The Company and Suffolk County have reached a settlement, in principle, in the matter of Long Island Lighting Company v. County of Suffolk.

         In its report on Form 8-K dated June 7, 1994, the Company reported that as part of its review of the Company's proposed sale of long-term debt, Moody's Investors Service, Inc. had downgraded the long-term credit rating of the Company's securities.

         No other reports on Form 8-K were filed in the second quarter of 1994.

         In its report on Form 8-K dated July 29, 1994, the Company reported earnings for the three and six month periods ended June 30, 1994 and disclosed the declaration of a quarterly common stock dividend of 44.5 cents per share payable on October 1, 1994 to shareowners of record on September 9, 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              LONG ISLAND LIGHTING COMPANY
                              (Registrant)



                              By /s/Anthony Nozzolillo
                                ---------------------------
                                    ANTHONY NOZZOLILLO
                                 Senior Vice President and
                                 Principal Financial Officer



Dated:  August 3, 1994