Form 10-Q
period 1994-09-30
LONG ISLAND LIGHTING CO
filed 1994-10-31
CIK 60251

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X            No


The total number of shares of the registrant's Common Stock, $5 par value, outstanding on September 30, 1994, was 118,126,681.

                          LONG ISLAND LIGHTING COMPANY




                                                            Page No.
                                                            --------
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statements of Income                        3

                   Balance Sheet                               5

                   Statement of Cash Flows                     7

                   Notes to Financial Statements               8

     Item 2.  Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations                      12


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                               23

     Item 2.  Changes in Securities                           23

     Item 3.  Defaults Upon Senior Securities                 23

     Item 4.  Submission of Matters to a Vote
                   of Security Holders                        23

     Item 5.  Other Information                               23

     Item 6.  Exhibits and Reports on Form 8-K                23

     Signature                                                25

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                       Three Months Ended
                                                                           September 30
                                                                     ------------------------
                                                                       1994            1993
                                                                     ------------------------
Revenues
Electric                                                             $861,052        $805,969
Gas                                                                    52,388          43,731
                                                                     --------        --------
Total Revenues                                                        913,440         849,700
                                                                     --------        --------
Expenses
Operations - fuel and purchased power                                 179,449         187,911
Operations - other                                                     93,814          98,797
Maintenance                                                            32,086          26,524
Depreciation and amortization                                          32,691          30,797
Base financial component amortization                                  25,243          25,243
Regulatory liability component amortization                           (22,143)        (22,143)
Other regulatory amortizations                                         36,092          20,285
Rate moderation component amortization                                 61,222          29,043
Operating taxes                                                       106,066         109,469
Federal income tax - current                                            3,772           2,226
Federal income tax - deferred and other                                88,183          77,564
                                                                     --------        --------
Total Expenses                                                        636,475         585,716
                                                                     --------        --------
Operating Income                                                      276,965         263,984
                                                                     --------        --------
Other Income and (Deductions)
Rate moderation component carrying charges                              7,869          11,045
Class Settlement                                                       (5,787)         (5,954)
Other income                                                           10,874           4,579
Allowance for other funds used during construction                        720             629
Federal income tax credit - deferred and other                            283           3,451
                                                                     --------        --------
Total Other Income and (Deductions)                                    13,959          13,750
                                                                     --------        --------
Income Before Interest Charges                                        290,924         277,734
                                                                     --------        --------
Interest Charges and (Credits)
Interest on long-term debt                                            107,473         118,069
Other interest                                                         15,686          16,372
Allowance for borrowed funds used during construction                  (1,107)         (1,256)
                                                                     --------        --------
Total Interest Charges and (Credits)                                  122,052         133,185
                                                                     --------        --------
Net Income                                                            168,872         144,549
Preferred stock dividend requirements                                  13,252          13,527
                                                                     --------        --------
Earnings for Common Stock                                            $155,620        $131,022
                                                                     ========        ========
Average Common Shares Outstanding (000)                               118,112         112,147
Earnings per Common Share                                            $   1.32        $   1.17

Dividends Declared per Common Share                                  $  0.445        $  0.445

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                       Nine Months Ended
                                                                          September 30
                                                                   --------------------------
                                                                      1994            1993
                                                                   --------------------------
Revenues
Electric                                                           $1,980,033      $1,845,547
Gas                                                                   431,860         369,475
                                                                   ----------      ----------
Total Revenues                                                      2,411,893       2,215,022
                                                                   ----------      ----------
Expenses
Operations - fuel and purchased power                                 657,330         620,051
Operations - other                                                    305,116         291,830
Maintenance                                                            93,641          85,428
Depreciation and amortization                                          96,595          91,176
Base financial component amortization                                  75,728          75,728
Regulatory liability component amortization                           (66,429)        (66,429)
Other regulatory amortizations                                         25,986         (16,027)
Rate moderation component amortization                                157,379          61,728
Operating taxes                                                       308,414         288,304
Federal income tax - current                                            8,289           4,525
Federal income tax - deferred and other                               149,532         154,730
                                                                   ----------      ----------
Total Expenses                                                      1,811,581       1,591,044
                                                                   ----------      ----------
Operating Income                                                      600,312         623,978
                                                                   ----------      ----------
Other Income and (Deductions)
Rate moderation component carrying charges                             25,333          32,769
Class Settlement                                                      (17,153)        (17,570)
Other income                                                           27,124          17,230
Allowance for other funds used during construction                      1,922           1,483
Federal income tax credit - deferred and other                          3,927          11,384
                                                                   ----------      ----------
Total Other Income and (Deductions)                                    41,153          45,296
                                                                   ----------      ----------
Income Before Interest Charges                                        641,465         669,274
                                                                   ----------      ----------
Interest Charges and (Credits)
Interest on long-term debt                                            332,519         351,899
Other interest                                                         48,778          50,788
Allowance for borrowed funds used during construction                  (3,116)         (2,629)
                                                                   ----------      ----------
Total Interest Charges and (Credits)                                  378,181         400,058
                                                                   ----------      ----------
Net Income                                                            263,284         269,216
Preferred stock dividend requirements                                  39,795          42,457
                                                                   ----------      ----------
Earnings for Common Stock                                          $  223,489      $  226,759
                                                                   ==========      ==========
Average Common Shares Outstanding (000)                               115,035         111,966
Earnings per Common Share                                          $     1.94      $     2.03

Dividends Declared per Common Share                                $    1.335      $    1.315

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                     September 30     December 31
                                                         1994             1993
ASSETS                                               (unaudited)       (audited)
                                                     ------------     -----------
Utility Plant
Electric                                             $ 3,628,640      $ 3,544,569
Gas                                                      945,758          860,899
Common                                                   221,721          201,418
Construction work in progress                            119,712          176,504
Nuclear fuel in process and in reactor                    18,259           16,533
                                                     -----------      -----------
                                                       4,934,090        4,799,923
                                                     -----------      -----------
Less - Accumulated depreciation and
  amortization                                         1,520,718        1,452,366
                                                     -----------      -----------
Total Net Utility Plant                                3,413,372        3,347,557
                                                     -----------      -----------
Regulatory Assets
Base financial component (less accumulated
  amortization of $530,097 and $454,369)               3,508,733        3,584,461
Rate moderation component                                487,742          609,827
Shoreham post settlement costs                           902,256          777,103
Shoreham nuclear fuel                                     73,902           75,497
Postretirement benefits other than pensions              405,579          402,921
Regulatory tax asset                                   1,828,807        1,848,998
Other                                                    328,945          311,832
                                                     -----------      -----------
Total Regulatory Assets                                7,535,964        7,610,639
                                                     -----------      -----------
Nonutility Property & Other Investments                   23,508           23,029
                                                     -----------      -----------
Current Assets
Cash and cash equivalents                                231,015          248,532
Special deposits                                          16,938           23,439
Customer accounts receivable (less allowance
  for doubtful accounts of $23,670 and $23,889)          325,378          249,074
Other accounts receivable                                 10,537           12,199
Accrued unbilled revenues                                175,889          170,042
Materials and supplies at average cost                    76,812           68,882
Fuel oil at average cost                                  41,676           35,857
Gas in storage at average cost                            86,661           75,182
Prepayments and other current assets                      42,056           41,652
                                                     -----------      -----------
Total Current Assets                                   1,006,962          924,859
                                                     -----------      -----------
Deferred Charges
Unamortized cost of issuing securities                   322,892          350,239
Accumulated deferred income taxes                      1,010,997        1,157,009
Other                                                     45,661           42,705
                                                     -----------      -----------
Total Deferred Charges                                 1,379,550        1,549,953
                                                     -----------      -----------
Total Assets                                         $13,359,356      $13,456,037
                                                     ===========      ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                     September 30     December 31
                                                         1994             1993
CAPITALIZATION AND LIABILITIES                       (unaudited)       (audited)
                                                     ------------     -----------
Capitalization
Long-term debt                                       $ 5,112,675      $ 4,887,733
Unamortized premium and (discount) on debt               (17,582)         (17,393)
                                                     -----------      -----------
                                                       5,095,093        4,870,340
                                                     -----------      -----------
Preferred stock - redemption required                    648,100          649,150
Preferred stock - no redemption required                  63,985           64,038
                                                     -----------      -----------
Total Preferred Stock                                    712,085          713,188
                                                     -----------      -----------
Common stock                                             590,633          561,662
Premium on capital stock                               1,097,847        1,010,283
Capital stock expense                                    (52,580)         (50,427)
Retained earnings                                        779,878          711,432
                                                     -----------      -----------
Total Common Shareowners' Equity                       2,415,778        2,232,950
                                                     -----------      -----------
Total Capitalization                                   8,222,956        7,816,478
                                                     -----------      -----------
Regulatory Liabilities
Regulatory liability component                           376,956          436,476
1989 Settlement credits                                  148,171          155,081
Regulatory tax liability                                 161,100          177,669
Other                                                    178,543          138,612
                                                     -----------      -----------
Total Regulatory Liabilities                             864,770          907,838
                                                     -----------      -----------
Current Liabilities
Current maturities of long-term debt                     200,000          600,000
Current redemption requirements of preferred stock         4,800            4,800
Accounts payable and accrued expenses                    219,542          277,519
Accrued taxes                                             35,914           52,656
Accrued interest                                         145,647          142,409
Dividends payable                                         57,230           54,542
Class Settlement                                          40,000           30,000
Customer deposits                                         28,108           27,046
                                                     -----------      -----------
Total Current Liabilities                                731,241        1,188,972
                                                     -----------      -----------
Deferred Credits
Class Settlement                                         148,423          164,942
Accumulated deferred income taxes                      2,927,888        2,932,029
Other                                                     12,150           12,622
                                                     -----------      -----------
Total Deferred Credits                                 3,088,461        3,109,593
                                                     -----------      -----------
Reserves for Claims and Damages                           13,312            8,714
                                                     -----------      -----------
Pensions and Other Postretirement Benefits               438,616          424,442
                                                     -----------      -----------
Commitments and Contingencies                                  -                -
                                                     -----------      -----------
Total Capitalization and Liabilities                 $13,359,356      $13,456,037
                                                     ===========      ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)

                                                                               Nine Months Ended
                                                                                 September 30
                                                                          --------------------------
                                                                            1994             1993
Operating Activities                                                      --------------------------
Net Income                                                                $ 263,284        $ 269,216
Adjustments to reconcile net income to net
      cash provided by operating activities
  Depreciation and amortization                                              96,595           91,176
  Provision for doubtful accounts                                            15,072           14,165
  Base financial component amortization                                      75,728           75,728
  Regulatory liability component amortization                               (66,429)         (66,429)
  Rate moderation component                                                 157,379           61,728
  Rate moderation component carrying charges                                (25,333)         (32,769)
  Other regulatory amortizations                                             25,986          (16,027)
  Class Settlement                                                           17,153           17,570
  Amortization of cost of issuing and redeeming securities                   35,727           39,176
  Federal income taxes - deferred and other                                 145,605          143,346
  Allowance for other funds used during construction                         (1,922)          (1,483)
  Gas Cost Adjustment                                                        16,070            2,971
  Other                                                                      33,258           12,491
Changes in operating assets and liabilities
  Accounts receivable                                                       (89,047)        (112,422)
  Accrued unbilled revenues                                                  (5,847)         (19,016)
  Materials and supplies, fuel oil and gas in storage                       (25,228)         (13,592)
  Prepayments and other current assets                                         (404)          (2,072)
  Accounts payable and accrued expenses                                     (76,534)         (71,358)
  Accrued taxes                                                             (16,742)         (27,872)
  Accrued interest                                                            3,238           21,928
  Other                                                                     (29,500)         (42,264)
                                                                          ---------        ---------
Net Cash Provided by Operating Activities                                   548,109          344,191
                                                                          ---------        ---------
Investing Activities

  Construction and nuclear fuel expenditures                               (161,785)        (175,925)
  Shoreham post settlement costs                                           (139,649)        (140,172)
  Other                                                                      (1,120)          (1,129)
                                                                          ---------        ---------
Net Cash Used in Investing Activities                                      (302,554)        (317,226)
                                                                          ---------        ---------
Financing Activities

  Proceeds from issuance of long-term debt                                  281,992          990,975
  Redemption of long-term debt                                             (460,058)        (785,000)
  Proceeds from sale of common stock                                        113,293                -
  Proceeds from sale of preferred stock                                           -          146,198
  Redemption of preferred stock                                              (1,050)        (146,850)
  Preferred stock dividends paid                                            (39,676)         (43,242)
  Common stock dividends paid                                              (152,520)        (145,881)
  Cost of issuing and redeeming securities                                   (5,871)         (16,690)
  Other                                                                         818            8,053
                                                                          ---------        ---------
Net Cash (Used in) Provided by Financing Activities                        (263,072)           7,563
                                                                          ---------        ---------
Net (Decrease) Increase in Cash and Cash Equivalents                       ($17,517)       $  34,528
                                                                          =========        =========
Cash and cash equivalents at beginning of period                          $ 248,532        $ 309,485
Net (decrease) increase in cash and cash equivalents                        (17,517)          34,528
                                                                          ---------        ---------
Cash and Cash Equivalents at end of period                                $ 231,015        $ 344,013
                                                                          =========        =========


See Notes to Financial Statements.

                         Notes to Financial Statements
                    For the Quarter Ended September 30, 1994
                                  (Unaudited)


     These Notes to Financial Statements reflect events subsequent to February 4, 1994, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 1994. These Notes to Financial Statements should be read in conjunction with Financial Information and Other Information required to be furnished as part of this Report, in particular, (1) Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1994, respecting the Company's capital requirements and liquidity, and (2) Part II, Item 6, Reports on Form 8-K and (3) the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994. In addition, these notes to financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

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

Note 1. RATE MATTERS

         Electric Rates

         In December 1993, the Company filed a three-year electric rate plan with the Public Service Commission of the State of New York (PSC) for the period beginning December 1, 1994 (Rate Proposal). The Rate Proposal, which may be approved, modified or rejected by the PSC, requests an allowed rate of return on common equity of 11.0% and provides for zero percent base rate increases in years one and two of the plan and an overall rate increase of 4.3% in the third year. Although base electric rates would be frozen during the first two years of the Rate Proposal, annual rate increases of approximately 1% and 2% are expected to result in years one and two, respectively, from the operation of the Company's fuel cost adjustment (FCA) mechanism. The FCA captures, among other things, amounts to be recovered from or refunded to ratepayers in excess of $15 million which result from the reconciliation of revenues, certain expenses and earned performance incentive components as prescribed by the Long Island Lighting Company Ratemaking and Performance Plan
(LRPP), more fully discussed in Note 3 of the Company's Annual Report on Form 10-K.

         The Rate Proposal reflects four underlying objectives: (i) to limit the balance of the Rate Moderation Component (RMC) during the three-year period to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within the time frame established in the 1989 Settlement; (iii) to minimize, beginning in the third year of the Rate Proposal, the final three rate increases contemplated in the 1989 Settlement that follow the two-year rate freeze period; and (iv) to continue the Company's gradual return to financial health.

         In September of this year, three Administrative Law Judges (ALJs) of the PSC issued a recommended decision to the PSC with respect to the Company's electric rate plan. The ALJs agreed with the Company's proposed 11% return on common equity and its proposal to freeze base electric rates for the first rate
year.   While no explicit recommendation was made concerning the second year, the recommended decision implies that base rates could remain frozen for the second rate year as well.

         With respect to the third rate year beginning December 1, 1996, the ALJs determined that it was not appropriate for them to issue a recommendation since, in their opinion, the Company's revenue requirements for this third year cannot be precisely determined at this time. Alternatively, the ALJs encouraged the Company and other parties in this proceeding to negotiate a settlement concerning any rate increase for this third rate year. If a settlement is not reached, the recommended decision contemplates that the Company would file a subsequent proposal with the PSC at the appropriate time.

         The staff of the PSC (Staff) and other intervening parties filed testimony in response to the Rate Proposal. Staff concurs with the Company's proposal for an 11.0% return on common equity in each of the three years and has reaffirmed its commitment to the principles of the Rate Moderation Agreement (RMA), including the full recovery of the RMC within the time frame established by the RMA. However, Staff has recommended an overall zero percent rate increase for the first two years, contrasted with the Company's proposal (and the ALJs' recommended decision discussed above) for a zero percent base rate increase and FCA adjustments of about 1% and 2% in years one and two, respectively, as described above. Staff did not make a firm recommendation for the level of rate relief in the third year.

         The Consumer Protection Board and Long Island Power Authority jointly filed testimony in which they proposed that current electric rates be reduced. Other intervenors have also proposed various adjustments to the Rate Proposal.

         The PSC had been expected to issue a final order on the Company's rate proposal before November 29, 1994, the date the statutory suspension period is currently scheduled to terminate. However, in order to accommodate further settlement negotiations in the proceeding, the Company has requested that the PSC extend the suspension period for an additional 45 days through January 15, 1995. The Company believes that this request will be considered by the PSC in November 1994. The Company's offer to extend the suspension period is conditioned upon the continuation of the current LRPP rate mechanisms. The Company is unable to predict the ultimate outcome of this rate proceeding.

Note 2. CAPITALIZATION

         In June 1994, the Company issued 5.1 million shares of common stock at $20 per share, $100 million of General and Refunding Bonds, 7 5/8% Series Due 1998, and $185 million of General and Refunding Bonds, 8 5/8% Series Due 2004. The net proceeds from the sale of these securities, together with cash on hand, were applied in June and July toward: (i) the repayment, at maturity, of $25 million of 4 5/8% First Mortgage Bonds and $400 million of 10.25% Debentures and (ii) the redemption of $4.5 million of Debentures, 11.375% Series due 2019, and $30.5 million of Debentures, 10.875% Series due 1999.

         In October 1994, the Company received the proceeds from the sale of $50 million of Electric Facilities Revenue Bonds through New York State Energy Research and Development Authority. The proceeds from this offering were used to reimburse the Company's treasury for projects already completed.

Note 3. EXCESS EARNINGS - GAS


     A three-year gas rate settlement between the Company and the Staff of the PSC, that became effective December 1, 1993, provides, among other matters, that earnings in excess of a 10.6% rate of return on common equity in each of the three years covered by the settlement be shared equally between the Company's firm gas customers and its shareowners. For a further discussion of the gas rate settlement, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         For the nine months ended September 30, 1994, the Company recorded a reduction to earnings of $4.9 million, net of tax effects, to reflect the firm gas customer's portion of estimated gas earnings in excess of the 10.6% return on common equity for the rate year ending November 30, 1994. The Company computed this amount based upon the aggregate of actual operating gas income for the 10 month period ended September 30, 1994 and forecasted gas operating income for the two month period ending November 30, 1994. However, since the actual amount of earnings in excess of the 10.6% rate of return on common equity will not be determined until the completion of the rate year, amounts charged to earnings during the year will be subject to adjustments as actual financial data replaces forecasted data in the Company's excess earnings calculation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

EARNINGS

         Earnings for common stock for the three months ended September 30, 1994 were $155.6 million or $1.32 per common share, compared to $131.0 million or $1.17 per common share for the same period last year. For the nine months ended September 30, 1994, earnings for the common stock totaled $223.5 million, or $1.94 per common share, compared with $226.8 million, or $2.03 per common share for the same period of 1993.

         As expected, earnings for the three months ended September 30, 1994 were positively impacted by a number of factors. These factors include: (i) the effects of the Company's efforts to reduce operations and maintenance expenses below the levels reflected in the Company's current rate structure;
(ii) the impact on earnings of positive cash flow from operations and the utilization of cash balances to satisfy maturing debt; and (iii) the effects of recognizing certain operations and maintenance expenses earlier in 1994 than in 1993, which resulted, and will continue to result, in a lower level of these expenses during the remainder of the year.

         Earnings for the nine month period ended September 30, 1994 compared to the similar period in 1993 were affected by certain factors including: (i) a provision in the Company's gas rate structure that was not in effect prior to December 1, 1993 that requires earnings in excess of a 10.6% return on common equity to be shared equally between the Company's firm gas customers and its shareowners; (ii) a lower allowed rate of return on common equity for the Company's gas business; (iii) lower gas revenues in 1994 resulting from a refinement in the Company's procedures used to estimate revenues not yet billed, which will in turn increase gas revenues later in 1994; (iv) the recognition in the first quarter of 1994 of previously deferred storm costs; and (v) the recognition in 1993 of the benefits associated with certain tax credits that the Company does not anticipate in 1994.

         While the Company can give no assurances, it is expecting that its 1994 annual earnings will be comparable to its 1993 annual earnings. The Company believes that the factors which positively affected earnings for the three months ended September 30, 1994 will continue to positively impact earnings for the remainder of 1994.

REVENUES

     Total revenues for the three months ended September 30, 1994, were $913.4 million, representing an increase of $63.7 million, or 7.5% over total revenues for the three months ended September 30, 1993. Electric revenues increased by $55.1 million, or 6.9%, while gas revenues increased $8.7 million, or 19.8%, when compared to the same period of the prior year.

         For the nine months ended September 30, 1994, total revenues were $2.4 billion, representing an increase of $196.9 million, or 8.9%, over total revenues for the comparable period of 1993. Electric revenues increased by $134.5 million, or 7.3%, while gas revenues were up $62.4 million, or 16.9%, over the same period of the prior year.

Electric

         The increase in electric revenues for the three and nine month periods ended September 30, 1994, when compared to the same period in 1993, is primarily the result of an electric rate increase of 4.0% effective December 1, 1993, higher sales volumes, and the current recovery of approximately $2.8 million per month of certain deferrals relating to the rate year that ended November 30, 1992. The Public Service Commission of the State of New York
(PSC) has authorized the Company to recover these deferrals through the Company's fuel cost adjustment (FCA) clause over a twelve-month period which began in August 1993 and to continue to recover such monthly amounts through November 30, 1994. Amounts recovered after August 1994 will be used to reduce the Rate Moderation Component (RMC) balance. In the Company's offer to extend the suspension period in the pending electric rate case, discussed in Note 1 of Notes to Financial Statements, the Company is seeking to continue to recover these deferrals until a definitive rate order is approved. For a further discussion of the Company's rate matters, see Note 3 of Notes to Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1993.

         The Company's current electric rate structure provides for a revenue reconciliation mechanism which mitigates the impact on earnings of experiencing electric sales that are above or below levels reflected in rates. For the three months ended September 30, 1994 and 1993, the Company recorded non-cash expense, which is included in "Other Regulatory Amortizations" on the Company's Statement of Income, of $27.3 million and $13.6 million, respectively, as a result of electric sales that were higher than those that were adjudicated by the PSC. For the nine months ended September 30, 1994 and 1993, the Company recorded non-cash income of $20.0 million and $27.9 million respectively, as a result of electric sales that were lower than those that were adjudicated by the PSC.

Gas

         The increase in gas revenues for the three months ended September 30, 1994 when compared to the same period in 1993, is primarily attributable to a 4.7% rate increase effective December 1, 1993 and to higher sales volumes.

         The increase in gas revenues for the nine months ended September 30, 1994, compared with the same period of 1993, was primarily attributable to the 4.7% rate increase, the addition of over 6,500 gas space heating customers when compared to the nine months ended September 30, 1993, higher consumption levels driven by a colder winter in 1994 and significant increases in off-system sales, partially offset by a refinement in the Company's procedures for estimating revenues not yet billed. Also contributing to the increase in revenues was the recovery of additional gas fuel costs, resulting from higher sales volumes and higher gas prices.

FUELS AND PURCHASED POWER

         Fuels and purchased power expenses for the three and nine months ended September 30, 1994 and 1993 were as follows:

                                                   Three Months Ended  Nine Months Ended
                                                   9/30/94   9/30/93   9/30/94  9/30/93
                                                   -------   -------   -------  -------
                                                              (In Millions)
         Fuels for Electric Operations
           Oil                                      $ 38      $ 55      $128    $140
           Gas                                        36        35        71      74
           Nuclear                                     4         4        11      11
           Purchased Power                            81        73       230     221
                                                    ----      ----      ----    ----
          Total Electric                             159       167       440     446
         Gas Fuels                                    20        21       217     174
                                                    ----      ----      ----    ----
            Total                                   $179      $188      $657    $620
                                                    ====      ====      ====    ====


     The mix of fuels and purchases of power for providing the Company's electric system energy requirements during the three and nine months ended September 30, 1994 and 1993 were as follows:

                                           Three Months Ended  Nine Months Ended
                                           9/30/94    9/30/93  9/30/94  9/30/93
                                           -------    -------  -------  -------
         Oil                                22%        31%        29%        33%
         Gas                                31         29         21         20
         Nuclear                             8          8          8          9
         Purchases                          39         32         42         38
                                           ---        ---        ---        ---
                                           100%       100%       100%       100%
                                           ===        ===        ===        ===

OPERATIONS AND MAINTENANCE EXPENSES

     Total operations and maintenance (O&M) expenses, exclusive of fuels and purchased power, amounted to $125.9 million for the three months ended September 30, 1994, representing an increase of $.6 million, or 0.5%, over the comparable three month period of 1993. For the nine months ended September 30, 1994, these expenses totaled $398.8 million, up $21.5 million, or 5.7%, over the comparable period of 1993, but below levels reflected in the Company's current rate structure.

         The increases in O&M for the nine months ended September 30, 1994, when compared to the same period of 1993, are primarily attributable to the earlier recognition of pension and benefits expenses. The earlier recognition of these expenses in 1994 will result in a reduction of these expenses during the remainder of the year, thereby having a positive impact on earnings in the fourth quarter of 1994 when compared to the same period in 1993. In addition, during the nine months ended September 30, 1994, the Company recognized previously deferred storm costs.

RATE MODERATION COMPONENT

     For the three months ended September 30, 1994 and 1993, the Company recorded charges to income of approximately $61.2 million and $29.0 million, respectively, reflecting the amortization of the RMC. The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and revenues resulting from the implementation of the rate moderation plan provided for in the Rate Moderation Agreement (RMA). At September 30, 1994 and December 31, 1993, the unamortized RMC balances were $487.7 million and $609.8 million, respectively.

         For the nine months ended September 30, 1994 and 1993, the charges to income reflecting the amortization of the RMC totalled $157.4 million and $61.7 million, respectively.

OPERATING TAXES

     Operating taxes for the three months ended September 30, 1994 amounted to $106.1 million, representing a decrease of $3.4 million, or 3.1%, from the comparable three month period 1993. Operating taxes for the nine months ended September 30, 1994 amounted to $308.4 million, representing an increase of $20.1 million, or 7.0% from the comparable period of 1993. The increase in operating taxes for the nine months ended September 1994 reflects higher revenue, property, payroll and dividend taxes and adjustments relating to 1992 which were recorded in the first nine months of 1993.

INTEREST EXPENSE

         For the three months ended September 30, 1994, interest expense amounted to $123.2 million, representing a decrease of $11.3 million when compared to the same period of 1993. For the nine months ended September 30, 1994, interest expense totaled $381.3 million, a decrease of $21.4 million compared with the same period of 1993. The decrease in interest expense for the three and nine month periods ended September 30, 1994, is primarily attributable to lower interest rates on outstanding debt as a result of the Company's aggressive refinancing efforts in 1993, coupled with reduced levels of debt because the Company used cash on hand and from the issuance of common stock during 1994 to satisfy a portion of maturing debt.

FINANCIAL CONDITION

LIQUIDITY

     At September 30, 1994, the Company's cash and cash equivalents amounted to approximately $231 million, compared to $249 million at December 31, 1993. The decrease in cash and cash equivalents reflects the Company's cash management strategy to apply available cash balances toward maturing debt and to forgo the external financing normally associated with capital additions. The Company also has a $300 million revolving line of credit through October 1, 1995, provided by its 1989 Revolving Credit Agreement (1989 RCA). At September 30, 1994, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

FINANCING PROGRAMS

         The Company is committed to improving its debt-to-equity ratio through the issuance of common equity, growth in retained earnings and debt reduction from the use of cash from operations. Accordingly, the Company in June 1994 issued a total of 5.1 million shares of common stock, representing the first time in approximately ten years that the Company issued common equity other than through its Automatic Dividend Reinvestment Plan, Employee Stock Purchase Plan or its Convertible Preferred Stock, 5 3/4%, Series I.

         Net proceeds from the sale of common stock totalling approximately $99 million combined with the issuance of $285 million of General and Refunding Bonds during the year were applied toward the repayment, at maturity, of $400 million aggregate principal amount of debentures and the redemption of $30 million of debentures which were scheduled to mature in 1999 and $5 million of debentures which were scheduled to mature in 2019. The balance of funds needed to retire/redeem the above debt and the retirement of $25 million of First Mortgage Bonds were provided by cash on hand.

         In October, the Company received the proceeds from the sale of $50 million of Electric Facilities Revenue Bonds through New York State Energy Research and Development Authority. The proceeds from this offering were used to reimburse the Company's treasury for projects already completed.

         The Company is currently planning to satisfy $175 million of debentures maturing in November 1994 with cash on hand.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and nine months ended September 30, 1994 were as follows:

- -----------------------------------------------------------------------------------
Capital Requirements                       Three Months Ended    Nine Months Ended
                                           September 30, 1994    September 30, 1994
- -----------------------------------------------------------------------------------
                                                 (In Millions of Dollars)
Total Construction                           $      79               $     162
- -----------------------------------------------------------------------------------
Refundings and Dividends
  Long-term debt                                    35                     460
  Preferred stock                                    1                       1
  Preferred stock dividends                         14                      40
  Common stock dividends                            52                     152
  Redemption costs                                   2                       6
- -----------------------------------------------------------------------------------
Total Refundings and Dividends                     104                     659
- -----------------------------------------------------------------------------------
Shoreham post settlement costs                      31                     140
- -----------------------------------------------------------------------------------
Total Capital Requirements                   $     214               $     961
===================================================================================




- -----------------------------------------------------------------------------------
Capital Provided                           Three Months Ended    Nine Months Ended
                                           September 30, 1994    September 30, 1994
- -----------------------------------------------------------------------------------
                                                (In Millions of Dollars)
  (Increase)Decrease in cash               $       (88)            $    18
  Long-term debt                                     -                 282
  Common stock issued                                5                 113
  Other financing activities                         1                   -
  Internal cash generation from
         operations                                296                 548
- -----------------------------------------------------------------------------------
Total Capital Provided                     $       214             $   961
===================================================================================


For further information, see the Statement of Cash Flows.

RATE MATTERS

         In December 1993, the Company filed a three-year electric rate plan with the PSC for the period beginning December 1, 1994 (Rate Proposal). The Rate Proposal, which may be approved, modified or rejected by the PSC, requests an allowed rate of return on common equity of 11.0% and provides for zero percent base rate increases in years one and two of the plan and an overall rate increase of 4.3% in the third year. Although base electric rates would be frozen during the first two years of the Rate Proposal, annual rate increases of approximately 1% and 2% are expected to result in years one and two, respectively, from the operation of the Company's fuel cost adjustment (FCA) mechanism. The FCA captures, among other things, amounts to be recovered from or refunded to ratepayers in excess of $15 million which result from the reconciliation of revenue, certain expenses and earned performance incentive components as prescribed by the Long Island Lighting Company Ratemaking and Performance Plan.

         The Rate Proposal reflects four underlying objectives: (i) to limit the balance of the Rate Moderation Component (RMC) during the three-year period to no more than its 1992 peak balance of $652 million; (ii) to recover the RMC within the time frame established in the 1989 Settlement; (iii) to minimize, beginning in the third year of the Rate Proposal, the final three rate increases contemplated in the 1989 Settlement that follow the two-year rate freeze period; and (iv) to continue the Company's gradual return to financial health.

         In September of this year, three Administrative Law Judges (ALJs) of the Public Service Commission of the State of New York (PSC) issued a recommended decision to the PSC with respect to the Company's electric rate plan. The ALJs agreed with the Company's proposed 11% return on common equity
and its proposal to freeze base electric rates for the first rate year.   While
no explicit recommendation was made concerning the second year, the recommended decision implies that base rates could remain frozen in the second year as well.

         The Staff and other intervening parties filed testimony in response to the Rate Proposal. Staff concurs with the Company's proposal for an 11.0% return on common equity in each of the three years and has reaffirmed its commitment to the principles of the Rate Moderation Agreement (RMA), including the full recovery of the RMC. However, Staff has recommended an overall zero percent rate increase for the first two years, contrasted with the Company's proposal for a zero percent base rate increase and FCA adjustments of 1% and 2% in years one and two, respectively, as described above. Staff has not yet made a firm recommendation for the level of rate relief in the third year.

         The Consumer Protection Board and Long Island Power Authority jointly filed testimony in which they proposed that current electric rates be reduced. Other intervenors have also proposed various adjustments to the Rate Proposal.

         Because the statutory suspension period in the Company's pending electric rate proceeding is currently scheduled to terminate on November 29, 1994, the PSC had been expected to issue a final order on the Company's rate proposal at that time. To accommodate further settlement negotiations in the proceeding, however, on October 7, 1994, the Company requested that the PSC extend the suspension period for an additional 45 days. The Company's offer to extend the suspension period is conditioned upon the continuation of its current revenue and expense reconciliation mechanisms. The Company is unable to predict the ultimate outcome of this rate proceeding.

LIPA/NYPA PROPOSAL

         At the request of the Governor of the State of New York, on October 13, 1994 the chief executives of the New York Power Authority (NYPA) and the Long Island Power Authority (LIPA) invited the Company to enter into negotiations with them regarding a proposal to convert the Company into a public power utility. Under this proposal, the two state authorities contemplate a business combination in which holders of the Company's common stock would receive $21.50 in cash for each outstanding share of the Company's common stock. NYPA/LIPA indicated that the completion of this transaction is subject to, among other things, the availability of tax-exempt financing sufficient to complete the transaction and the verification by NYPA and LIPA of the feasibility of rate reductions in excess of 10%. The Company's Board of Directors has authorized the Company to commence discussions with LIPA and NYPA to explore the proposal in greater detail. The Company cannot predict the duration of these discussions or their outcome.

COMPETITIVE ENVIRONMENT

         The Company believes that competitive forces are a factor in the electric utility industry. Some of the factors affecting competition, applicable to the Company, are discussed below.

         Current Competitive Factors: The development of the non-utility generator (NUG) industry has been encouraged by federal and state legislation. There are two ways that NUGs can negatively impact the Company: first, NUGs may locate on a customer's site, providing part or all of that customer's electric energy requirements. The Company estimates that in 1993, it lost sales to on-site NUGs generating a total of 234 gigawatt-hours (Gwh) representing approximately $20 million in revenues, net of fuel, or approximately 1.0% of the Company's 1993 net revenues. Second, in accordance with the Public Utility Regulatory Policies Act of 1978 (PURPA), the Company is required to purchase all the power offered by NUGs that are Qualified Facilities (QF). QFs have the choice of pricing these sales at either (i) PSC published estimates of the Company's long run avoided costs (LRAC) or (ii) the Company's tariff rates which reflect the Company's actual avoided cost. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (Kwh) for certain categories of QFs, considerably above the Company's avoided cost. The six-cent minimum now only applies to contracts entered into before June 1992. The Company believes that the repeal of the six-cent law, coupled with the PSC's updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits to QFs seeking to sell power to the Company.

         As of December 31, 1993, 39 QFs were on-line and selling approximately 200 megawatts (MW) of power to the Company. The Company estimates that in 1993, purchases from QFs required by federal and state law cost the Company $47 million more than it would have cost had the Company generated this power itself. However, with the exception of approximately 40 MW of power to be produced annually at the Stony Brook Campus of the State University of New York (Stony Brook) beginning in early 1995, the Company does not expect any significant new NUGs to be built on Long Island in the foreseeable future.

         After the anticipated loss of the Stony Brook load, the Company expects that electric load losses will stabilize. The Company believes that a number of factors will mitigate load loss, including customer load characteristics, such as a lack of a significant industrial base and accompanying large thermal load, which would make cogeneration economically attractive. Also, the Company's geographic location and the limited electrical interconnections to Long Island limit the accessibility of its transmission grid to potential competitors.

         For over a decade, the Company has voluntarily provided wheeling of New York Power Authority (NYPA) power for economic development. As a result, NYPA power has displaced approximately 400 Gwh of energy sales. The net revenue loss associated with this amount of sales is approximately $27 million or 1.3% of the Company's 1993 net revenues. Currently, the potential loss of additional load is limited by conditions in the Company's transmission agreements with NYPA.

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

         Potential Competitive Factors: In the pending rate proceeding discussed above, Staff expressed concern over the competitive position of New York State utilities and their ability to meet competition. In order to address competitive opportunities generally available to electric and gas customers, the PSC has instituted a generic proceeding in which they have adopted guidelines for allowing New York State utilities to negotiate flexible rates with individual customers in order to avoid additional loss of sales. In addition, the PSC is seeking to establish principles that will help guide the transition of the industry to increased competition. Further phases of this proceeding may address wholesale and retail competition. Until the scope of any such competitive proposals are known, the Company is unable to predict what impact they may have on the Company.

         Recently, LIPA indicated that it would hold public hearings to discuss proposals to build a 400-450 MW natural gas-powered generating plant at Shoreham scheduled for operation as early as 1996, which reportedly would result in ratepayer savings of between $283 million and $458 million over 20 years. However, based on previous LIPA and Company studies analyzing the feasibility of building a gas-powered plant at Shoreham, the Company continues to believe that such a facility would not result in ratepayer savings. This view is supported by the February 1994 draft State Energy Plan issued by the New York State Energy Planning Board which states that bringing a gas-powered facility at Shoreham on line before the turn of the century would raise the Company's rates. The Company is unable, however, to predict the likelihood of a generating unit operating at the Shoreham site particularly in view of LIPA's proposal to take over the Company. The impact, if any, on the Company of the operation of such a plant would depend on the nature of the project, the price at which it would propose to sell power and other factors.

         In addition, on May 12, 1994, a petition was filed with the PSC by the Education/Electric Buying Group asking the PSC to require the Company to transport power purchased from other electricity producers to member school districts on Long Island. The Company believes that the proposed request is in conflict with existing federal and state policy and will oppose this petition. The Company is currently unable to predict the action, if any, that the PSC may take regarding this petition, or the impact on the Company if this proposal were ultimately approved.

         Other: Proposals purporting to address the high cost of electricity on Long Island include: a takeover by the Town of Southampton of the Company's facilities located in the Town of Southampton, distribution of cheaper electricity by a Suffolk County Municipal Distribution Authority, the purchase of cheaper electricity from non-LILCO sources by a cooperative of Long Island school districts and a corporate spin-off of nuclear power plants and/or fossil generating units within the State.

          These proposals present substantial social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of ratepayers to another, that fails to enhance the provision of least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. The likelihood of success of these proposals is uncertain.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

         The Company has been named a potentially responsible party for disposal sites in both Kansas City, Kansas, and Kansas City, Missouri. The Environmental Protection Agency alleges that the Company had previously stored or made an agreement for disposal of Polychlorinated Biphenyls (PCBs) or PCB-containing items at each of these sites. The Company cannot determine the costs for remediation or its liability, if any, until investigations are conducted.

Item 6.   Exhibits and Reports on Form 8-K

a.        Exhibits

          Long Island Lighting Company Officers' and Directors'
    Protective Trust dated as of April 18, 1988 as amended and restated as of September 1, 1994 by and between the Company and Clarence Goldberg, as Trustee (Exhibit 10).

          Financial Data Schedule (Exhibit 27).

b.        Reports on Form 8-K

     In its Report on Form 8-K dated July 29, 1994, the Company reported earnings for the three and six month periods ended June 30, 1994 and disclosed the declaration of a quarterly common stock dividend of 44.5 cents per share payable on October 1, 1994 to shareowners of record on September 9, 1994.

     In its Report on Form 8-K dated September 23, 1994, the Company reported that on September 8, 1994, three Administrative Law Judges of the PSC issued a recommended decision to the PSC with respect to the Company's electric rate plan for the three year period beginning December 1, 1994.

     No other reports on Form 8-K were filed in the third quarter of 1994.

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




                              LONG ISLAND LIGHTING COMPANY
                              (Registrant)



                              By /s/ANTHONY NOZZOLILLO
                                 ---------------------------
                                    ANTHONY NOZZOLILLO
                                 Senior Vice President and
                                 Principal Financial Officer



Dated:  October 31, 1994

                          EXHIBIT INDEX

Exhibit #                  Description                              Page #
- ---------             ------------------------                      -----


Ex-10 Long Island Lighting Company Officers' and Directors' Protective Trust dated as of April 18, 1988 as amended and restated as of September 1, 1994 by and between the Company and Clarence Goldberg, as Trustee (Exhibit 10).

Ex-27     Financial Data Schedule (Exhibit 27).