Form 10-Q/A
period 1994-09-30
LONG ISLAND LIGHTING CO
filed 1994-11-15
CIK 60251

                                 FORM 10-Q/A


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a.         Exhibits

           Amended Financial Data Schedule (Exhibit 27).

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



Dated:  November 15, 1994

                                EXHIBIT INDEX


                Exhibit 27 -  Amended Financial Data Schedule