Form 10-Q
period 1995-03-31
LONG ISLAND LIGHTING CO
filed 1995-05-11
CIK 60251

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

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


             175 East Old Country Road, Hicksville, New York  11801
                                 (516) 545-4590


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No
                                   -----         -----

     The total number of shares of the registrant's Common Stock, $5 par value, outstanding on April 30, 1995, was 119,044,385.

                          LONG ISLAND LIGHTING COMPANY


                                                   PAGE NO.
                                                   --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Statement of Income                     3

              Balance Sheet                           4

              Statement of Cash Flows                 6

              Notes to Financial Statements           7

     Item 2.  Management's Discussion and            10
              Analysis of Financial Condition and
              Results of Operations


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                      17

     Item 2.  Changes in Securities                  17

     Item 3.  Defaults Upon Senior Securities        17

     Item 4.  Submission of Matters to a Vote        17
              of Security Holders

     Item 5.  Other Information                      17

     Item 6.  Exhibits and Reports on Form 8-K       17

     Signature                                       19

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                            --------     --------
                                                              1995         1994
                                                            --------     --------
REVENUES
Electric                                                    $545,887     $587,266
Gas                                                          245,301      284,877
                                                            --------     --------
Total Revenues                                               791,188      872,143
                                                            --------     --------

EXPENSES
Operations - fuel and purchased power                        256,695      298,920
Operations - other                                            96,010      114,053
Maintenance                                                   34,256       27,858
Depreciation and amortization                                 35,634       31,681
Base financial component amortization                         25,243       25,243
Rate moderation component amortization                        11,487       48,627
Regulatory liability component amortization                  (22,143)     (22,143)
Other regulatory amortization                                 13,659       10,014
Operating taxes                                              111,607      109,640
Federal income tax - current                                   2,613        2,341
Federal income tax - deferred and other                       45,252       42,044
                                                            --------     --------
Total Expenses                                               610,313      688,278
                                                            --------     --------
Operating Income                                             180,875      183,865
                                                            --------     --------

Other Income and (Deductions)
Rate moderation component carrying charges                     6,842        8,979
Class Settlement                                              (5,467)      (5,701)
Other income                                                   3,504        9,496
Allowance for other funds used during construction               714          717
Federal income tax credit - deferred and other                 2,209          915
                                                            --------     --------
Total Other Income and (Deductions)                            7,802       14,406
                                                            --------     --------
Income Before Interest Charges                               188,677      198,271
                                                            --------     --------

Interest Charges and (Credits)
Interest on long-term debt                                   103,060      112,779
Other interest                                                16,344       17,075
Allowance for borrowed funds used during construction         (1,026)      (1,203)
                                                            --------     --------
Total Interest Charges and (Credits)                         118,378      128,651
                                                            --------     --------

Net Income                                                    70,299       69,620
Preferred stock dividend requirements                         13,172       13,272
                                                            --------     --------
Earnings for Common Stock                                    $57,127      $56,348
                                                            ========     ========
Average Common Shares Outstanding (000)                      118,712      112,536
Earnings per Common Share                                      $0.48        $0.50

Dividends Declared per Common Share                           $0.445       $0.445


See Notes to Financial Statements.

                         LONG ISLAND LIGHTING COMPANY
                                BALANCE SHEET
                            (Thousands of Dollars)



                                                       March 31       December 31
                                                         1995             1994
                                                     (unaudited)       (audited)
                                                     -----------      -----------
ASSETS

UTILITY PLANT
Electric                                             $ 3,694,611      $ 3,657,178
Gas                                                    1,025,030          994,742
Common                                                   233,935          232,346
Construction work in progress                             93,232          129,824
Nuclear fuel in process and in reactor                    25,127           23,251
                                                     -----------      -----------
                                                       5,071,935        5,037,341
                                                     -----------      -----------
Less - Accumulated depreciation and
  amortization                                         1,570,064        1,538,995
                                                     -----------      -----------
Total Net Utility Plant                                3,501,871        3,498,346
                                                     -----------      -----------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $580,582 and $555,340)               3,458,248        3,483,490
Rate moderation component                                460,728          463,229
Shoreham post settlement costs                           940,230          922,580
Shoreham nuclear fuel                                     72,839           73,371
Postretirement benefits other than pensions              404,625          412,727
Regulatory tax asset                                   1,826,010        1,831,689
Other                                                    333,910          354,524
                                                     -----------      -----------
Total Regulatory Assets                                7,496,590        7,541,610
                                                     -----------      -----------

Nonutility Property and Other Investments                 24,617           24,043
                                                     -----------      -----------

CURRENT ASSETS
Cash and cash equivalents                                223,750          185,451
Special deposits                                          28,868           27,614
Customer accounts receivable (less allowance
  for doubtful accounts of $19,918 and $23,365)          279,525          245,125
Other accounts receivable                                 12,858           14,030
Accrued unbilled revenues                                149,672          164,379
Materials and supplies at average cost                    71,048           74,777
Fuel oil at average cost                                  32,065           37,723
Gas in storage at average cost                            17,120           68,447
Prepayments and other current assets                      33,633           33,878
                                                     -----------      -----------
Total Current Assets                                     848,539          851,424
                                                     -----------      -----------

DEFERRED CHARGES
Deferred federal income tax                              920,836          951,766
Unamortized cost of issuing securities                   302,948          313,207
Other                                                     40,487           36,284
                                                     -----------      -----------
Total Deferred Charges                                 1,264,271        1,301,257
                                                     -----------      -----------
Total Assets                                         $13,135,888      $13,216,680
                                                     ===========      ===========



See Notes to Financial Statements.

                         LONG ISLAND LIGHTING COMPANY
                                BALANCE SHEET
                            (Thousands of Dollars)

                                                                 March 31       December 31
CAPITALIZATION AND LIABILITIES                                     1995             1994
                                                               (unaudited)       (audited)
                                                               -----------      -----------
CAPITALIZATION
Long-term debt                                                 $ 5,122,675      $ 5,162,675
Unamortized discount on debt                                       (16,974)         (17,278)
                                                               -----------      -----------
                                                                 5,105,701        5,145,397
                                                               -----------      -----------
Preferred stock - redemption required                              644,350          644,350
Preferred stock - no redemption required                            63,951           63,957
                                                               -----------      -----------
Total Preferred Stock                                              708,301          708,307
                                                               -----------      -----------

Common stock                                                       593,632          592,083
Premium on capital stock                                         1,104,316        1,101,240
Capital stock expense                                              (51,755)         (52,175)
Retained earnings                                                  756,783          752,480
                                                               -----------      -----------
Total Common Shareowners' Equity                                 2,402,976        2,393,628
                                                               -----------      -----------

Total Capitalization                                             8,216,978        8,247,332
                                                               -----------      -----------
REGULATORY LIABILITIES
Regulatory liability component                                     337,277          357,117
1989 Settlement credits                                            143,565          145,868
Regulatory tax liability                                           115,032          111,218
Other                                                              147,241          143,611
                                                               -----------      -----------
Total Regulatory Liabilities                                       743,115          757,814
                                                               -----------      -----------

CURRENT LIABILITIES
Current maturities of long-term debt                                65,000           25,000
Current redemption requirements of preferred stock                   4,800            4,800
Accounts payable and accrued expenses                              197,197          241,775
Accrued taxes (including federal income tax of $30,953
 and $28,340)                                                       34,761           58,133
Accrued interest                                                   145,184          149,929
Dividends payable                                                   57,496           57,367
Class Settlement                                                    38,333           35,833
Customer deposits                                                   28,658           28,474
                                                               -----------      -----------
Total Current Liabilities                                          571,429          601,311
                                                               -----------      -----------

DEFERRED CREDITS
Deferred federal income tax                                      2,944,376        2,941,793
Class Settlement                                                   147,798          151,604
Other                                                               12,393           13,204
                                                               -----------      -----------
Total Deferred Credits                                           3,104,567        3,106,601
                                                               -----------      -----------

OPERATING RESERVES
Pension and other postretirements benefits                         448,619          453,016
Claims and damages                                                  51,180           50,606
                                                               -----------      -----------
Total Operating Reserves                                           499,799          503,622
                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES                                       -                -

                                                               -----------      -----------
TOTAL CAPITALIZATION AND LIABILITIES                           $13,135,888      $13,216,680
                                                               ===========      ===========

See notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              --------        --------
                                                                1995            1994
                                                              --------        --------
Operating Activities

Net Income                                                     $70,299         $69,620
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                                4,701           5,282
  Depreciation and amortization                                 35,634          31,681
  Base financial component amortization                         25,243          25,243
  Rate moderation component amortization                        11,487          48,627
  Regulatory liability component amortization                  (22,143)        (22,143)
  Other regulatory amortization                                 13,659          10,014
  Rate moderation component carrying charges                    (6,842)         (8,979)
  Class Settlement                                               5,467           5,701
  Amortization of cost of issuing and redeeming securities      10,366          12,795
  Federal income taxes - deferred and other                     43,043          41,129
  Allowance for other funds used during construction              (714)           (717)
  Gas Cost Adjustment                                           12,750          14,977
  Other                                                         10,438             799
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                          (37,929)        (77,987)
  Class Settlement                                              (6,773)         (7,132)
  Accrued unbilled revenues                                     14,707          (1,262)
  Materials and supplies, fuel oil and gas in storage           60,714          44,200
  Prepayments and other current assets                             245             506
  Accounts payable and accrued expenses                        (44,577)        (80,356)
  Accrued taxes                                                (23,372)        (14,135)
  Other                                                        (14,436)         12,521
                                                              --------        --------
Net Cash Provided by Operating Activities                      161,967         110,384
                                                              --------        --------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                     (37,549)        (12,434)
Shoreham post settlement costs                                 (24,335)        (45,721)
Other                                                             (717)           (783)
                                                              --------        --------
Net Cash Used in Investing Activities                          (62,601)        (58,938)
                                                              --------        --------

FINANCING ACTIVITIES

Proceeds from sale of common stock                               4,619           4,877
Preferred stock dividends paid                                 (13,232)        (13,133)
Common stock dividends paid                                    (52,636)        (49,988)
Cost of issuing and redeeming securities                                           (10)
Other                                                              182             211
                                                              --------        --------
Net Cash Used in Financing Activities                          (61,067)        (58,043)
                                                              --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents           $38,299         ($6,597)
                                                              ========        ========
Cash and cash equivalents at beginning of period              $185,451        $248,532
Net increase (decrease) in cash and cash equivalents            38,299          (6,597)
                                                              --------        --------
Cash and Cash Equivalents at end of period                    $223,750        $241,935
                                                              ========        ========

SUPPLEMENTARY INFORMATION
   Interest Paid, before reduction for the allowance
      for borrowed funds used during construction             $113,672        $111,133
   Federal income taxes - paid                                   --              --
   Federal income taxes - refunded                               --              --


See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                  (UNAUDITED)


These Notes to Financial Statements reflect events subsequent to February 3, 1995, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1995, Part II, Item 6 of this report entitled, Reports on Form 8-K and the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period presented. Operating results for this interim period are not necessarily indicative of results to be expected for the entire year, due to the seasonal nature of the Company's electric and gas businesses.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

Note 1. RATE MATTERS

In December 1993, the Company filed a three-year electric rate plan (Plan), which the Public Service Commission of the State of New York (PSC) responded to through two Open Session discussions resulting in an Order Directing Changes in Rate Design (Short Order). The PSC is expected to issue a detailed opinion and order on the Plan in late May 1995. The Open Session discussions and the Short Order provided, among other things: that the Company's current electric rates shall remain in effect for the first rate year of the Plan which began on December 1, 1994; that the Company begin collection of previously deferred revenues provided for under the Lilco Ratemaking and Performance Plan (LRPP); that the LRPP mechanisms remain in effect with certain modifications; that the Company's expenditures for certain PSC mandated activities, such as energy conservation and research and development, be reduced; and that the rate proceeding be continued to determine the appropriate level of rates for future years of the Plan, in order to, among other things, provide for the continuing recovery of the Shoreham-related assets.

The PSC stated in its short order that its decision to continue the rate proceeding reaffirms their commitment to allow the Company to recover its Shoreham-related assets, which the PSC also stated is a crucial factor in the Company's ability to maintain its investment grade bond rating and to secure reasonably priced capital. The continuation of the rate proceeding would also enable the PSC to consider the Company's operations and its opportunities for greater efficiency over the next several years. Toward this end, the PSC encouraged the parties to this proceeding to negotiate a multi-year electric rate settlement, with the goal of stabilizing and possibly reducing rates in a manner consistent with the full recovery of the Shoreham-related assets.

At the PSC Open Sessions, the PSC modified three LRPP performance incentive programs for the rate year beginning December 1, 1994, including the demand side management program, the customer service performance program and the transmission & distribution reliability program. Based upon discussions at the PSC's Open Sessions, the Company believes that it may be subject to penalty for poor performance under these programs and that it would not be entitled to earn, on an aggregate basis, any incentive rate of return under these programs. Before modification of these programs, the Company could have earned up to 38 basis points, or forfeit up to 16 basis points, of the allowed return on common equity. It is not yet known what revisions will be made to the partial pass through fuel incentive program. Under the previous program, the Company could have earned or forfeited up to 20 basis points of the allowed return on common equity.

For the quarter ended March 31, 1995, the Company's electric rate structure reflects an allowed return on common equity of 11.0%, as requested by the Company in the three-year electric rate plan and agreed to by the PSC in their recent Open Session discussions. In addition, the Company has not recognized any income or loss related to the incentive programs because the particulars will not be known until the detailed opinion and order is issued by the PSC. For the same 1994 period, the Company recognized approximately $4.6 million of income, net of tax effects, or $.04 per common share, related to the incentive programs.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended March 31, 1995 were $57.1 million or $.48 per common share. This compares with $56.3 million or $.50 per share for the same period last year.

The decrease in earnings per share is the result of lower electric earnings due to the recent actions of the Public Service Commission of the State of New York (PSC) which provided for a lower return on common equity for the Company's electric business and eliminated certain performance incentives. This decline was partially offset by increased earnings in the gas business.

Gas business earnings increased for the three months ended March 31, 1995, when compared to the same period in the prior year despite an unusually warm heating season which resulted in lower than anticipated sales. The lower sales volumes had a limited impact on earnings due to the weather normalization mechanism contained in the Company's gas rate structure, which reduces the impact on earnings of experiencing weather which is warmer or colder than "normal." The increase in gas earnings is primarily the result of lower operations and maintenance expenses derived in part from the Company's continuing cost containment measures.

Although earnings cannot be predicted with certainty, the Company anticipates that the effects of the PSC's electric rate decision will cause a reduction in 1995 earnings to a level below that reported in 1994. While no assurances can be given, the Company will attempt to mitigate the effect on earnings by continuing to maximize operating efficiencies wherever possible.

REVENUES

Total revenues for the three months ended March 31, 1995 were $791.2 million, representing a decrease of $81.0 million over total revenues for the three months ended March 31, 1994. Electric revenues decreased by $41.4 million and gas revenues decreased by $39.6 million when compared to the same period in 1994.

The decrease in electric revenues during the quarter ended March 31, 1995, when compared to the same period in 1994, was primarily due to lower sales volumes caused by the unusually warm weather experienced during the heating season and a refinement in the Company's procedure for estimating the accrual of electric revenues, which was implemented January 1, 1995. The lower sales volumes and the refinement for estimating the accrual of electric revenues had no effect on quarterly earnings and will have no effect on 1995 earnings due to the Company's current electric rate structure which provides for a revenue reconciliation that eliminates the impact of actual sales that are above or below adjudicated levels.

The decrease in gas revenues for the three months ended March 31, 1995, compared with the same period in 1994, is primarily the result of lower sales volumes accompanied by lower fuel expense recoveries caused by the unusually
warm heating season.   Partially offsetting this decrease was a rate increase
of 3.8% effective December 1, 1994 and the addition of approximately 7,000 gas space heating customers over the twelve month period ended March 31, 1994.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three months ended March 31, 1995 and 1994 were as follows:

                                         Three Months Ended
                                         3/31/95     3/31/94
                                         -------     -------
                                            (In Millions)
     ELECTRIC SYSTEM
       Oil                                $ 37         $ 57
       Gas                                  27           11
       Nuclear                               4            3
       Purchased Power                      75           76
                                          ----         ----
     Total Electric Fuel Costs             143          147

     GAS SYSTEM                            114          152
                                          ----         ----
     Total                                $257         $299
                                          ====         ====

The mix of fuels and purchased power to satisfy the Company's electric system energy requirements during the three months ended March 31, 1995 and 1994 were as follows:

                                         Three Months Ended
                                         3/31/95     3/31/94
                                         -------     -------
     Oil                                   27%         40%
     Gas                                   24           8
     Nuclear                                8           8
     Purchases                             41          44
                                          ----        ----
     Total                                100%        100%
                                          ====        ====


For the three months ended March 31, 1995, electric fuel costs were lower, when compared to the same period last year, as a result of lower sales volumes coupled with lower per unit generation costs, partially offset by an increase in the per unit cost of purchased power. The use of gas fuel for electric generation increased sharply as the cost of producing electricity with natural gas became more economical than the cost of purchasing power. The per unit cost of purchased power increased as a result of extended outages for certain upstate nuclear generating facilities which ordinarily supply energy at more economical rates.

Gas fuel costs for operating the gas system decreased for the three months ended March 31, 1995, when compared to the same period last year, as a result of lower firm sales volumes due to warmer weather conditions and lower gas prices.


OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $130.3 million for the three months ended March 31, 1995, compared to $141.9 million for the comparable three month period in 1994. The decrease in O&M for the three months ended March 31, 1995, when compared to same period of 1994, was principally due to the continuation of the Company's cost containment program and the recognition of $6.6 million in 1994 of previously deferred storm costs associated with gas operations.

Had the actions of the PSC, as discussed in Note 1 of the accompanying Notes to Financial Statements, been implemented as of December 1, 1994, the Company estimates that O&M expenses for the quarter ended March 31, 1995, would have increased by approximately $3.5 million, representing the phase in of certain Other Post Retirement Benefit costs and increased extraordinary storm reserves. These transactions would have been offset by an adjustment to the amortization of the RMC and would have had no impact on income. It is anticipated that the amortization of these items and the corresponding adjustment to the RMC will be recorded in the second quarter of 1995, when the detailed opinion and order is received from the PSC.

RATE MODERATION COMPONENT

For the three months ended March 31, 1995 and 1994, the Company recorded non-cash charges to income of approximately $11.5 million and $48.6 million, respectively, representing the amortization of the RMC. The RMC primarily reflects the difference between the Company's revenue requirements under conventional ratemaking and revenues resulting from the implementation of the Rate Moderation Agreement and subsequent rate case decisions.

OTHER REGULATORY AMORTIZATION

For the quarters ended March 31, 1995, and 1994, other regulatory amortization was a non-cash charge to income of $13.7 million and $10.0, million respectively.

Included in other regulatory amortization is the effect of an electric ratemaking mechanism which provides for a revenue reconciliation (net margin) to eliminate the impact on earnings of experiencing sales that are above or below adjudicated levels. As a result of actual sales for the quarter ended March 31, 1995, being higher than sales levels originally expected to be adopted by the PSC in the detailed opinion and order expected in late May 1995, the Company recorded a non-cash charge to income of approximately $7.6 million. This net margin expense, combined with the $6.7 million amortization of Shoreham post settlement costs, partially offset by a $2.1 million electric excess earnings adjustment related to 1994, constitutes the major portion of this amortization.

For the quarter ended March 31, 1994, the Company recorded non-cash income of $10.6 million related to the net margin, as actual sales were below the adjudicated level. Offsetting the non-cash income was non-cash charges of $5.4 million of Shoreham post settlement cost amortizations, $7.3 million related to the recognition of gas excess earnings and $8.0 million of amortizations related to the 1992 Lilco Ratemaking and Performance Plan (LRPP) as more fully discussed in Note 3 of Notes to Financial Statements included in the Form 10-K for the year ended December 31, 1994.

For the quarter ended March 31, 1995, there were no excess gas earnings. In addition, upon the full collection of the 1992 LRPP deferred balances in August 1994, the PSC authorized the Company to continue its monthly collection of an amount equal to the 1992 LRPP deferrals through April 1995. The approximately $8 million collected for the quarter ended March 31, 1995, via the fuel adjustment clause, was applied to reduce the RMC balance and therefore was not included in other regulatory amortization.

INTEREST EXPENSE

For the quarter ended March 31, 1995, interest expense amounted to $118.4 million, representing a decrease of $10.5 million when compared to the same period in 1994. The decrease in interest expense is principally due to lower levels of debt and lower borrowing costs. The decrease in outstanding debt primarily resulted from the Company's use of cash from operations and the net proceeds from the issuance of common stock to satisfy a portion of maturing debt in 1994. The lower borrowing costs resulted from the Company's refinancing efforts in 1994 to replace high interest rate debt with lower cost debt.

FINANCIAL CONDITION

LIQUIDITY

At March 31, 1995, the Company's cash and cash equivalents amounted to approximately $224 million, compared to $185 million at December 31, 1994. The Company also has available for its use a $300 million revolving line of credit through October 1, 1996, provided by its 1989 Revolving Credit Agreement (1989 RCA). At March 31, 1995, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

FINANCING PROGRAMS

The Company has maturing debt of $25 million, $455 million and $286 million in 1995, 1996 and 1997 respectively. The Company plans to satisfy the $25 million of First Mortgage Bonds maturing in June 1995 with cash from operations. With respect to the 1996 and 1997 maturities, the Company intends to use cash generated from operations to the maximum extent practicable. Any balance necessary to satisfy the obligations is expected to be obtained from the issuance of debt and or equity securities.

The New York State Energy Research and Development Authority (NYSERDA) has been authorized by New York State to sell, on behalf of the Company, $50 million of Electric Facilities Revenue Bonds for the construction of facilities for the furnishing of electric energy. The Company currently anticipates NYSERDA will sell these bonds in June 1995.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three months ended March 31, 1995 were as follows:

                                           Three Months Ended
Capital Requirements                         March 31, 1995
- --------------------                       ------------------
                                        (In Millions of Dollars)
Total Construction                              $  38
                                                -----

Preferred stock dividends                          13
Common stock dividends                             53
                                                -----
Total Dividends                                    66
                                                -----
Shoreham post settlement costs                     24
                                                -----
Total Capital Requirements                      $ 128
                                                =====


Capital Provided

Use of cash                                     $ (38)
Common stock issued                                 5
Other financing activities                         (1)
Internal cash generation from
  operations                                      162
                                                -----
Total Capital Provided                          $ 128
                                                =====


For further information, see the Statement of Cash Flows.

RATE MATTERS

For a discussion of Rate Matters, see Note 1 of the accompanying Notes to Financial Statements.

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          On May 4, 1995, the New York Court of Appeals denied the request of the Town of Brookhaven and other respondents for leave to appeal a 1992 decision by a Suffolk County Supreme Court that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979, which had been previously settled). (Long Island Lighting Company v. The Assessor of the Town of Brookhaven, et al.) The Supreme Court's decision had been previously affirmed in a unanimous decision by the New York State Appellate Division, Second Department.

          The overpayment of taxes, plus interest, is expected to be returned to the Company and such amount, excluding litigation costs, will be used to reduce electric rates in the future. The Company's refund will be approximately $38 million plus interest, resulting in a total expected refund in excess of $78 million.

          For the years to which this lawsuit relates (1976-1983, excluding
          1979), the Company paid approximately $190 million in taxes on the plant. The Company is also seeking recovery for the overpayment of taxes for the years 1984 - 1992 in a separate trial which is now pending.

ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

          In accordance with the 1989 Settlement, the Company is required to reimburse the Long Island Power Authority (LIPA) for any of its costs associated with the decommissioning of Shoreham. Effective May 1, 1995, the Nuclear Regulatory Commission (NRC) terminated LIPA's possession-only license for Shoreham. The termination signifies the NRC's approval that decommissioning is complete and that the site is suitable for unrestricted use.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     A.   EXHIBITS

          Financial Data Schedule (Exhibit 27).

          Computation of Ratio of Earnings to Fixed Charges filed as Exhibit
          11.1.

          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends Filed as Exhibit 11.2.


     B.   REPORTS ON FORM 8-K

          In its Report on Form 8-K dated February 1, 1995, the Company reported earnings for the year ended December 31, 1994.

          No other reports on Form 8-K were filed in the first quarter of 1995.

          In its Report on Form 8-K dated April 20, 1995, the Company reported that the Public Service Commission of the State of New York had issued an Order Directing Changes in Rate Design respecting the Company's three-year electric rate plan filed in December 1993.

          In its Report on Form 8-K dated April 28, 1995, the Company reported earnings for the three months ended March 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      LONG ISLAND LIGHTING COMPANY
                                      (Registrant)




                                      By  /s/ ANTHONY NOZZOLILLO
                                          -------------------------
                                              ANTHONY NOZZOLILLO
                                          Senior Vice President and
                                           Chief Financial Officer



 Dated:  May 11, 1995

                                EXHIBIT INDEX


11.1 -    Computation of Ratio of Earnings to Fixed Charges

11.2 - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27   -    Financial Data Schedule