Form 10-Q
period 1995-06-30
LONG ISLAND LIGHTING CO
filed 1995-08-07
CIK 60251

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                              Yes   X          No
                                 -------          -------

The total number of shares of the registrant's Common Stock, $5 par value, outstanding on June 30, 1995, was 119,045,099.

                          LONG ISLAND LIGHTING COMPANY

                                                                           Page No.
Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statements of Income                                        3

                   Balance Sheet                                               5

                   Statement of Cash Flows                                     7

                   Notes to Financial Statements                               8

     Item 2.  Management's Discussion and                                     11
              Analysis of Financial Condition and
              Results of Operations


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               19

     Item 2.  Changes in Securities                                           19

     Item 3.  Defaults Upon Senior Securities                                 19

     Item 4.  Submission of Matters to a Vote                                 20
              of Security Holders

     Item 5.  Other Information                                               20

     Item 6.  Exhibits and Reports on Form 8-K                                20

     Signature                                                                22

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                              Three Months Ended
                                                                                    June 30
                                                                        -----------------------------
                                                                          1995                 1994
                                                                        -----------------------------
REVENUES
Electric                                                                $561,285             $531,715
Gas                                                                       92,539               94,595
                                                                        --------             --------
Total Revenues                                                           653,824              626,310
                                                                        --------             --------

EXPENSES
Operations - fuel and purchased power                                    175,608              178,962
Operations - other                                                        96,662               97,250
Maintenance                                                               35,646               33,696
Depreciation and amortization                                             36,190               32,223
Base financial component amortization                                     25,243               25,243
Rate moderation component amortization                                   (22,244)              47,530
Regulatory liability component amortization                              (22,143)             (22,143)
Other regulatory amortization                                             46,691              (20,118)
Operating taxes                                                          105,142               92,708
Federal income tax - current                                               3,615                2,176
Federal income tax - deferred and other                                   30,168               19,305
                                                                        --------             --------
Total Expenses                                                           510,578              486,832
                                                                        --------             --------
OPERATING INCOME                                                         143,246              139,478
                                                                        --------             --------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                 6,630                8,485
Class Settlement                                                          (5,433)              (5,664)
Other income and deductions, net                                          17,285                6,754
Allowance for other funds used during construction                           675                  485
Federal income tax credit (charge) - deferred and other                   (2,267)               2,729
                                                                        --------             --------
Total Other Income and (Deductions)                                       16,890               12,789
                                                                        --------             --------
INCOME BEFORE INTEREST CHARGES                                           160,136              152,267
                                                                        --------             --------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                               103,577              112,268
Other interest                                                            16,075               16,018
Allowance for borrowed funds used during construction                       (908)                (806)
                                                                        --------             --------
Total Interest Charges and (Credits)                                     118,744              127,480
                                                                        --------             --------

NET INCOME                                                                41,392               24,787
Preferred stock dividend requirements                                     13,172               13,271
                                                                        --------             --------
Earnings for Common Stock                                                $28,220              $11,516
                                                                        ========             ========
AVERAGE COMMON SHARES OUTSTANDING (000)                                  119,045              114,457
EARNINGS PER COMMON SHARE                                                  $0.24                $0.10

Dividends Declared per Common Share                                       $0.445               $0.445

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                              Six Months Ended
                                                                                  June 30
                                                                      -------------------------------
                                                                         1995                 1994
                                                                      -------------------------------
REVENUES
Electric                                                              $1,107,172           $1,118,982
Gas                                                                      337,840              379,472
                                                                      ----------           ----------
Total Revenues                                                         1,445,012            1,498,454
                                                                      ----------           ----------

EXPENSES
Operations - fuel and purchased power                                    432,302              477,882
Operations - other                                                       192,672              211,303
Maintenance                                                               69,902               61,555
Depreciation and amortization                                             71,824               63,904
Base financial component amortization                                     50,485               50,485
Rate moderation component amortization                                   (10,757)              96,157
Regulatory liability component amortization                              (44,286)             (44,286)
Other regulatory amortization                                             60,350              (10,105)
Operating taxes                                                          216,749              202,348
Federal income tax - current                                               6,228                4,517
Federal income tax - deferred and other                                   75,420               61,349
                                                                      ----------           ----------
Total Expenses                                                         1,120,889            1,175,109
                                                                      ----------           ----------
OPERATING INCOME                                                         324,123              323,345
                                                                      ----------           ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                13,472               17,464
Class Settlement                                                         (10,900)             (11,366)
Other income and deductions, net                                          20,788               16,251
Allowance for other funds used during construction                         1,389                1,202
Federal income tax credit (charge) - deferred and other                      (58)               3,644
                                                                      ----------           ----------
Total Other Income and (Deductions)                                       24,691               27,195
                                                                      ----------           ----------
INCOME BEFORE INTEREST CHARGES                                           348,814              350,540
                                                                      ----------           ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                               206,637              225,047
Other interest                                                            32,419               33,093
Allowance for borrowed funds used during construction                     (1,933)              (2,009)
                                                                      ----------           ----------
Total Interest Charges and (Credits)                                     237,123              256,131
                                                                      ----------           ----------

NET INCOME                                                               111,691               94,409
Preferred stock dividend requirements                                     26,343               26,543
                                                                      ----------           ----------
Earnings for Common Stock                                                $85,348              $67,866
                                                                      ==========           ==========
AVERAGE COMMON SHARES OUTSTANDING (000)                                  118,878              113,496
EARNINGS PER COMMON SHARE                                                  $0.72                $0.60

Dividends Declared per Common Share                                        $0.89                $0.89

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                          June 30             December 31
                                                            1995                  1994
ASSETS                                                   (unaudited)           (audited)
                                                         ----------           -----------

UTILITY PLANT
Electric                                                 $3,735,531           $3,657,178
Gas                                                       1,040,162              994,742
Common                                                      238,721              232,346
Construction work in progress                                94,799              129,824
Nuclear fuel in process and in reactor                       16,676               23,251
                                                        -----------          -----------
                                                          5,125,889            5,037,341
                                                        -----------          -----------
Less - Accumulated depreciation and
  amortization                                            1,601,538            1,538,995
                                                        -----------          -----------
Total Net Utility Plant                                   3,524,351            3,498,346
                                                        -----------          -----------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $605,824 and $555,340)                  3,433,005            3,483,490
Rate moderation component                                   420,342              463,229
Shoreham post settlement costs                              954,638              922,580
Shoreham nuclear fuel                                        72,307               73,371
Postretirement benefits other than pensions                 402,585              412,727
Regulatory tax asset                                      1,818,363            1,831,689
Other                                                       339,077              354,524
                                                        -----------          -----------
Total Regulatory Assets                                   7,440,317            7,541,610
                                                        -----------          -----------

Nonutility Property and Other Investments                    14,745               24,043
                                                        -----------          -----------

CURRENT ASSETS
Cash and cash equivalents                                   191,036              185,451
Special deposits                                             55,147               27,614
Customer accounts receivable (less allowance
  for doubtful accounts of $21,371 and $23,365)             246,149              245,125
Other accounts receivable                                    90,145               14,030
Accrued unbilled revenues                                   148,403              164,379
Materials and supplies at average cost                       64,485               74,777
Fuel oil at average cost                                     33,037               37,723
Gas in storage at average cost                               41,624               68,447
Prepayments and other current assets                         65,576               33,878
                                                        -----------          -----------
Total Current Assets                                        935,602              851,424
                                                        -----------          -----------

DEFERRED CHARGES
Deferred federal income tax                                 889,990              951,766
Unamortized cost of issuing securities                      293,019              313,207
Other                                                         9,476               36,284
                                                        -----------          -----------
Total Deferred Charges                                    1,192,485            1,301,257
                                                        -----------          -----------
Total Assets                                            $13,107,500          $13,216,680
                                                        ===========          ===========

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                           June 30            December 31
                                                            1995                  1994
CAPITALIZATION AND LIABILITIES                           (unaudited)           (audited)
                                                         ----------           -----------
CAPITALIZATION
Long-term debt                                           $4,672,675           $5,162,675
Unamortized discount on debt                                (16,670)             (17,278)
                                                        -----------          -----------
                                                          4,656,005            5,145,397
                                                        -----------          -----------

Preferred stock - redemption required                       644,350              644,350
Preferred stock - no redemption required                     63,947               63,957
                                                        -----------          -----------
Total Preferred Stock                                       708,297              708,307
                                                        -----------          -----------

Common stock                                                595,226              592,083
Premium on capital stock                                  1,107,560            1,101,240
Capital stock expense                                       (51,452)             (52,175)
Retained earnings                                           732,019              752,480
                                                        -----------          -----------
Total Common Shareowners' Equity                          2,383,353            2,393,628
                                                        -----------          -----------

Total Capitalization                                      7,747,655            8,247,332
                                                        -----------          -----------

REGULATORY LIABILITIES
Regulatory liability component                              317,437              357,117
1989 Settlement credits                                     141,261              145,868
Regulatory tax liability                                    114,403              111,218
Other                                                       137,165              143,611
                                                        -----------          -----------
Total Regulatory Liabilities                                710,266              757,814
                                                        -----------          -----------

CURRENT LIABILITIES
Current maturities of long-term debt                        490,000               25,000
Current redemption requirements of preferred stock            4,800                4,800
Accounts payable and accrued expenses                       237,795              241,775
Accrued taxes                                                23,023               58,133
Accrued interest                                            155,412              149,929
Dividends payable                                            57,647               57,367
Class Settlement                                             40,833               35,833
Customer deposits                                            29,035               28,474
                                                        -----------          -----------
Total Current Liabilities                                 1,038,545              601,311
                                                        -----------          -----------

DEFERRED CREDITS
Deferred federal income tax                               2,938,970            2,941,793
Class Settlement                                            144,050              151,604
Other                                                        13,001               13,204
                                                        -----------          -----------
Total Deferred Credits                                    3,096,021            3,106,601
                                                        -----------          -----------

OPERATING RESERVES
Pension and other postretirements benefits                  455,396              453,016
Claims and damages                                           59,617               50,606
                                                        -----------          -----------
Total Operating Reserves                                    515,013              503,622
                                                        -----------          -----------

Commitments and Contingencies                                    --                   --
                                                        -----------          -----------
Total Capitalization and Liabilities                    $13,107,500          $13,216,680
                                                        ===========          ===========

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                             ---------------------------------
                                                                                  1995                 1994
                                                                             ---------------------------------
OPERATING ACTIVITIES

Net Income                                                                     $111,691              $94,409
Adjustments to reconcile net income to net
      cash provided by operating activities
  Provision for doubtful accounts                                                 8,614                9,429
  Depreciation and amortization                                                  71,824               63,904
  Base financial component amortization                                          50,485               50,485
  Rate moderation component amortization                                        (10,757)              96,157
  Regulatory liability component amortization                                   (44,286)             (44,286)
  Other regulatory amortization                                                  60,350              (10,105)
  Rate moderation component carrying charges                                    (13,472)             (17,464)
  Class Settlement                                                               10,900               11,366
  Amortization of cost of issuing and redeeming securities                       20,604               25,195
  Federal income taxes - deferred and other                                      75,478               57,705
  Allowance for other funds used during construction                             (1,389)              (1,202)
  Gas Cost Adjustment                                                            13,344               20,744
  Other                                                                          11,578               20,324
Changes in operating assets and liabilities
  Accounts receivable                                                            (6,777)             (16,263)
  Accrued unbilled revenues                                                      15,976               32,277
  Materials and supplies, fuel oil and gas in storage                            41,801               11,801
  Prepayments and other current assets                                          (31,698)                (819)
  Accounts payable and accrued expenses                                          (3,980)             (73,273)
  Accrued taxes                                                                 (35,110)             (59,521)
  Special Deposits                                                              (27,533)                 152
  Class Settlement                                                              (14,287)             (13,713)
  Other                                                                          (8,347)              (5,745)
                                                                               --------            ---------
Net Cash Provided by Operating Activities                                       295,009              251,557
                                                                               --------            ---------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                                     (106,196)             (83,095)
Shoreham post settlement costs                                                  (45,429)            (108,730)
Other                                                                             9,185               (1,072)
                                                                               --------            ---------
Net Cash Used in Investing Activities                                          (142,440)            (192,897)
                                                                               --------            ---------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                9,453              108,162
Proceeds from issuance of long-term debt                                             --              281,992
Redemption of long-term debt                                                    (25,000)            (425,000)
Preferred stock dividends paid                                                  (26,343)             (26,405)
Common stock dividends paid                                                    (105,529)            (100,073)
Cost of issuing and redeeming securities                                            (21)              (3,695)
Other                                                                               456                  401
                                                                               --------            ---------
Net Cash Used in Financing Activities                                          (146,984)            (164,618)
                                                                               --------            ---------
Net Increase (Decrease) in Cash and Cash Equivalents                             $5,585            ($105,958)
                                                                               ========            =========
Cash and cash equivalents at January 1                                         $185,451             $248,532
Net increase (decrease) in cash and cash equivalents                              5,585             (105,958)
                                                                               --------            ---------
Cash and Cash Equivalents at June 30                                           $191,036             $142,574
                                                                               ========            =========
SUPPLEMENTARY INFORMATION
   Interest paid, before reduction for the allowance
      for borrowed funds used during construction                              $212,965             $229,761
   Federal income taxes - paid                                                   $5,400               $3,550
   Federal income taxes - refunded                                                   --                   --

See Notes to Financial Statements.

                          Notes to Financial Statements
                       For the Quarter Ended June 30, 1995
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to February 3, 1995, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1995, Part II, Item 6b, of this report, the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Certain prior year amounts have been reclassified to be consistent with current year presentations.

Note 2. RATE MATTERS

In December 1993, the Company filed a three-year electric rate plan (Plan), with the Public Service Commission of the State of New York (PSC). The PSC issued a short order and a full order (Orders) on the Company's Plan on April 7, 1995 and July 3, 1995, respectively. These Orders provide, among other things: that the Company's current electric rates shall remain in effect for the first rate year of the Plan which began on December 1, 1994; that the Company begin collection of previously deferred revenues provided for under the LILCO Ratemaking and Performance Plan (LRPP); that the LRPP mechanisms remain in effect with certain modifications; and that the rate proceeding be continued to determine the appropriate level of rates for the next several years, in order to, among other things, provide for the continuing recovery of the Shoreham-related assets.

The PSC stated in its Orders that its decision to continue the rate proceeding reaffirms its commitment to allow the Company to recover its Shoreham-related assets, stating that it is a crucial factor in the Company's ability to maintain its investment grade bond rating and to secure reasonably priced capital. The continuation of the rate proceeding would also enable the PSC to consider the Company's operations and its opportunities for greater efficiency over the next several years. Toward this end, the PSC encouraged the parties to the proceeding to negotiate a multi-year electric rate settlement to address rate levels for the remaining recovery period of the Rate Moderation Component (RMC). If a settlement is not reached by November 30, 1995, rates for the rate year beginning December 1, 1995 will remain at the current level.

For the rate year beginning December 1, 1994, the Orders authorize an allowed return on common equity of 11% as requested by the Company, stipulate that any earnings in excess of 11% be applied to reduce the RMC and modify the LRPP demand side management, customer service, and transmission and distribution reliability performance incentive programs. Under the revised programs, the Company is subject to a maximum penalty of 38 basis points of the allowed return on common equity and can earn up to 4 basis points under the customer service program. These 4 basis points can only be used to offset a penalty under the transmission and distribution reliability program. The Company can continue to earn or forfeit up to 20 basis points of the allowed return on common equity, under the partial pass through fuel incentive program which was unchanged.

Also, in accordance with the PSC's Orders, the Company, in June 1995, recognized as income approximately $7.6 million, representing the shareowners' portion of the net proceeds from certain litigation related to the construction of the Shoreham Nuclear Power Station. The ratepayers' portion of these net proceeds, amounting to $29.6 million, has been credited to the RMC.

Note 3.  CAPITALIZATION

On June 1, 1995, the Company retired, at maturity, $25 million First Mortgage Bonds with cash on hand. In addition, the Company has called for redemption on September 1, 1995 the remaining two series of First Mortgage Bonds currently outstanding: $40 million aggregate principal amount Series P, 5 1/4% due March 1, 1996 and $35 million aggregate principal amount Series Q, 5 1/2% due April 1, 1997. Upon the retirement of these series of First Mortgage Bonds, the lien of the First Mortgage will be discharged and the Company's General and Refunding Bonds will be the Company's only secured debt.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1995

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended June 30, 1995 were $28.2 million or $.24 per share. This compares with $11.5 million or $.10 per share for the same period last year. For the six months ended June 30, 1995, earnings amounted to $85.3 million or $.72 per common share, compared with $67.9 million or $.60 per common share for the same period last year.

Earnings for the electric business increased primarily as a result of lower operations and maintenance expenses and the recognition of certain litigation proceeds related to the construction of the Shoreham Nuclear Power Station. The increase in earnings occurred despite the recent electric rate order issued July 3, 1995 by the Public Service Commission of the State of New York (PSC) providing for a lower allowed return on common equity and eliminating the Company's ability to earn rewards with respect to certain performance incentives previously established by the PSC.

Earnings for the gas business increased, despite an unusually warm heating season, as a result of the Company's continuing effort to reduce operating costs and a write-off in 1994 of previously deferred storm costs of approximately $6.6 million.

The Company anticipates that its 1995 annual earnings will be lower than 1994 earnings due to the PSC's electric rate order, as more fully discussed in Note 2 of the accompanying Notes to Financial Statements. While no assurances can be given, the Company will continue its cost containment efforts in an attempt to mitigate the impact of the rate order on annual earnings and to keep electric rates as low as possible.

REVENUES

Total revenues for the quarter ended June 30, 1995 were $653.8 million, an increase of $27.5 million or 4.4% over the comparable period last year. Electric revenues were up $29.6 million, while gas revenues declined by $2.1 million compared with the same period last year.

For the six months ended June 30, 1995, revenues totaled $1.4 billion, a decline of $53.4 million or 3.6% compared with the same period last year. Electric revenues were lower by $11.8 million, and gas revenues by $41.6 million, when compared with the same period in 1994.

Electric

The increase in electric revenues for the quarter ended June 30, 1995, when compared to the same period in 1994, was the result of a refinement in the Company's method for estimating the accrual for unbilled sales which became effective January 1, 1995. This refinement has no impact on annual revenues and no effect on earnings as a result of the net margin mechanism, which eliminates the impact on earnings due to changes in sales above or below the level reflected in rates.

For the six months ended June 30, 1995, electric revenues declined when compared with the same period in 1994, despite the refinement in the Company's method for estimating the accrual for unbilled sales. This decrease is primarily the result of lower sales volumes associated with the mild 1995 heating season when compared to the unusually cold 1994 heating season. Also contributing to the decline was the loss of load resulting from the commencement of operation in April 1995, of a newly constructed generating facility owned by the State University of New York at Stony Brook.

Gas

For the six months ended June 30, 1995, the decline in gas revenues, when compared to the same period in 1994, was primarily the result of lower sales volumes accompanied by lower fuel expense recoveries caused by the unusually warm heating season. Partially offsetting this decrease was a rate increase of 3.8% effective December 1, 1994 and the addition of approximately 7,000 gas space heating customers.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three and six months ended June 30, 1995 and 1994 were as follows:

                                                   Three Months Ended        Six Months Ended
                                                   6/30/95    6/30/94        6/30/95  6/30/94
                                                   -------    -------        -------  -------
                                                                   (In Millions)
Fuels for Electric Operations
  Oil                                               $ 20        $ 33          $ 57      $ 90
  Gas                                                 36          24            63        35
  Nuclear                                              2           4             6         7
  Purchased Power                                     77          73           151       149
                                                    ----        ----          ----      ----
Total for Electric Operations                        135         134           277       281
Fuels for Gas Operations                              41          45           155       197
                                                    ----        ----          ----      ----
Total                                               $176        $179          $432      $478
                                                    ====        ====          ====      ====

The mix of fuels and purchases of power for providing the Company's electric system energy requirements during the three and six months ended June 30, 1995 and 1994 were as follows:

                                                   Three Months Ended        Six Months Ended
                                                   6/30/95    6/30/94        6/30/95  6/30/94
                                                   -------    -------        -------  -------
Oil                                                  15%         25%            21%       33%
Gas                                                  36          24             30        15
Nuclear                                               3          10              6         9
Purchases                                            46          41             43        43
                                                    ---         ---            ---       ---
Total                                               100%        100%           100%      100%
                                                    ===         ===            ===       ===

For the six months ended June 30, 1995, electric fuel costs were lower when compared to the same period of the prior year primarily as a result of lower sales volumes. Partially offsetting the effects of lower sales volumes was the increased per unit cost purchased power. The per unit cost of purchased power increased as a result of extended outages at certain upstate nuclear generating facilities which ordinarily supply power at more economical rates.

The use of natural gas as an electric fuel increased as the Company completed the conversion of an oil fired generator to a dual fuel unit earlier this year and the continuing decline of the cost of natural gas.

Gas fuel costs for operating the gas business decreased for the quarter and six months ended June 30, 1995 when compared to the same periods last year as a result of lower firm sales volumes and lower gas prices.

OPERATIONS AND MAINTENANCE EXPENSES

For the quarter ended June 30, 1995, total operations and maintenance (O&M) expenses, excluding fuels and purchased power, amounted to $132.3 million, an increase of $1.4 million or 1.1% over the comparable period last year. For the six months ended June 30, 1995, these expenses totaled $262.6 million, a decrease of $10.3 million or 3.8% when compared to the same period last year.

The decrease for the six month period reflects in part, the continuation of the Company's efforts to reduce its operations and maintenance expenditures. Also, in 1994, the Company recognized $6.6 million of previously deferred storm costs associated with gas operations.

RATE MODERATION COMPONENT

For the quarter ended June 30, 1995, the Company recorded income of $22.2 million, reflecting the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the Rate Moderation Agreement (RMA). For the same quarter in 1994, the Company had recorded a charge to income of $47.5 million. For the six months ended June 30, 1995, the Company recorded income of $10.8 million, and a charge to income of $96.2 million for the same period last year.

As a result of the PSC rate order, the Company has credited to the RMC approximately $69 million of deferred ratepayer benefits. The deferred ratepayer benefits consist primarily of: the overrecovery of certain production O&M costs; litigation proceeds related to the construction of the Shoreham Nuclear Power Station; and proceeds from the sale of sulfur dioxide emissions credits. At June 30, 1995 and December 31, 1994, the unamortized RMC balance was $420 million and $463 million, respectively.

OTHER REGULATORY AMORTIZATION

For the quarter ended June 30, 1995, other regulatory amortization amounted to a charge of $46.7 million, compared with a credit to income of $20.1 million for the same period in 1994. Included are the effects of an electric ratemaking mechanism which provides for a revenue reconciliation (net margin) to eliminate the impact on earnings of experiencing sales that are above or below adjudicated levels. As a result of actual sales for the second quarter of 1995 being above the adjudicated level, the Company recorded a non-cash charge to income of $6.5 million, compared to a $36.8 million credit to income for the same quarter last year, when sales were below the adjudicated level. Also contributing to the change was the amortization of the LRPP deferral which reduced income by $28.0 million for the quarter ended June 30, 1995, compared with $8.0 million for the same period last year.

For the six months ended June 30, 1995, other regulatory amortization amounted to a charge to income of $60.4 million compared with a credit to income of $10.1 million for the same period last year. The net margin adjustment was a charge to income of $14.1 million this year compared with a $47.4 million credit to income last year. The amortization of the LRPP deferral which reduced income by $28.0 million this year, compared with $16.0 million last year.

OPERATING TAXES

For the quarter ended June 30, 1995, operating taxes totaled $105.1 million, an increase of $12.4 million or 13.4% over the comparable period last year. For the six months ended June 30, 1995, these taxes amounted to $216.7 million, an increase of $14.4 million or 7.1% over the same period in 1994.

The increase in the second quarter was attributable to higher property and revenue taxes, while the increase for the six months was primarily due to higher property taxes, partially offset by lower revenue taxes.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 1995 was $119.7 million, a decrease of $8.6 million or 6.7% when compared to the same quarter in 1994. For the six months ended June 30, 1995, this expense amounted to $239.1 million, a decrease of $19.1 million or 7.4% compared with the same period last year. These decreases are due to lower debt levels and lower average borrowing costs.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 1995, the Company's cash and cash equivalents amounted to approximately $191 million, compared to $185 million at December 31, 1994. The Company also has available for its use a $300 million revolving line of credit through October 1, 1996, provided by its 1989 Revolving Credit Agreement (1989
RCA). At June 30, 1995, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

FINANCING PROGRAMS

The Company satisfied the maturity of $25 million of First Mortgage Bonds on June 1, 1995 with cash on hand. In addition, the Company has called for redemption on September 1, 1995, the $75 million remaining series of First Mortgage Bonds currently outstanding. The Company will use cash on hand to accomplish these redemptions.

Upon the retirement of the First Mortgage Bonds, the lien of the First Mortgage will be discharged and the Company's General and Refunding Bonds will be the Company's only secured debt.

The Company has maturing debt of $415 million, $251 million and $101 million in 1996, 1997 and 1998 respectively. The Company intends to use cash generated from operations to the maximum extent practicable to satisfy these maturities. Any balance necessary to satisfy the obligations is expected to be obtained from the issuance of debt and/or equity securities.

The New York State Energy Research and Development Authority (NYSERDA) has been authorized by New York State to sell, on behalf of the Company, $50 million of Electric Facilities Revenue Bonds for the construction of facilities for the furnishing of electric energy. The Company currently anticipates NYSERDA will sell these bonds in August 1995. Proceeds from the sale of these bonds will be used to replenish the Treasury for previously incurred construction expenditures.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and six months ended June 30, 1995 were as follows:

--------------------------------------------------------------------------------
Capital Requirements                      Three Months Ended    Six Months Ended
                                             June 30, 1995         June 30, 1995
--------------------------------------------------------------------------------
                                                 (In Millions of Dollars)
Total Construction                           $ 68                      $106
--------------------------------------------------------------------------------
Refundings and Dividends
  Long-term debt                               25                        25
  Preferred stock dividends                    13                        26
  Common stock dividends                       53                       106
--------------------------------------------------------------------------------
Total Refundings and Dividends                 91                       157
--------------------------------------------------------------------------------
Shoreham post settlement costs                 21                        45
--------------------------------------------------------------------------------
Total Capital Requirements                   $180                      $308
================================================================================

--------------------------------------------------------------------------------
Capital Provided                          Three Months Ended    Six Months Ended
                                            June 30, 1995        June 30, 1995
--------------------------------------------------------------------------------
                                                 (In Millions of Dollars)
  Cash generated from
         operations                          $133                      $295
  (Increase) decrease in cash                  32                        (6)
  Common stock issued                           4                         9
  Other investing activities                   11                        10
--------------------------------------------------------------------------------
Total Capital Provided                       $180                      $308
================================================================================


For further information, see the Statement of Cash Flows.

LIPA PROPOSAL

In June 1995, the Long Island Power Authority (LIPA) invited the Company to enter into negotiations with it regarding a recent proposal to convert the Company into a state owned utility. Under this new proposal, which differs significantly from the October 1994 proposal that LIPA did not pursue, LIPA and an unidentified utility partner and prospective management operator of the utility system contemplated a business combination in which holders of the Company's common stock would receive $17.50 per share in cash. This transaction would be subject to, among other things, verification by LIPA and its utility partner that the venture would result in electric rate reductions of 7.5%, the availability of a sufficient amount of tax-exempt financing and the requisite federal and state approvals.

In its response, the Company's Board of Directors stated that the proposal did not warrant further review at this time because of the numerous contingencies and uncertainties associated with it, such as the unwillingness of LIPA to disclose the identity of its utility partner and the lack of support from the Governor of the State of New York.

While it did not believe it was appropriate to pursue LIPA's proposal, the Company is continuously assessing various strategies in an effort to provide the greatest possible value to its shareowners and ratepayers in light of the changing economic, regulatory and political circumstances affecting it. Such strategies may include a review and modification of its operations to best meet the challenges of a competitive environment, a possible reorganization of the Company, possible joint ventures and possible business combinations with other entities. The implementation of certain of these strategies would be subject to, among other things, shareowner and regulatory approvals and could impact the Company's future financial results and operations. Accordingly, no assurances can be given that the Company will pursue any such strategies or that any transaction will be consummated.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1995, eight participants of the Company's Retirement Income Plan (the
Plan) filed a lawsuit against the Company, the Plan and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York (Becher, et al. v. Long Island Lighting Company, et al.). This proceeding arose in connection with the plaintiffs' withdrawal, approximately twenty-five years ago, of contributions made to the Plan, thereby resulting in a reduction of their pension benefits. The plaintiffs are now seeking, among other things, to have these reduced benefits restored to their pension accounts. The Company's liability, if any, resulting from this proceeding cannot yet be determined. However, the Company maintains that the plaintiffs' claims are without merit and intends to vigorously defend such claims.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareowners was held on May 24, 1995. The persons named below were elected as Directors by holders of the Company's Common Stock, voting cumulatively, casting votes in favor or withholding votes as indicated:

                                                IN FAVOR               WITHHELD
                                                --------               --------
William J. Catacosinos                         100,999,210             2,006,043

Phyllis S. Vineyard                            100,934,317             2,070,936

John H. Talmage                                100,994,241             2,011,012

Basil A. Paterson                              100,997,217             2,008,036

George Bugliarello                             100,909,960             2,095,293

George J. Sideris                              101,057,605             1,947,648

A. James Barnes                                101,041,584             1,963,669

Richard L. Schmalensee                         100,917,549             2,087,704

Renso L. Caporali                              101,063,820             1,941,433

Peter O. Crisp                                 101,100,183             1,905,070

Katherine D. Ortega                            101,037,051             1,968,202

Vicki L. Fuller                                100,954,604             2,050,649

The shareowners also ratified the appointment of Ernst & Young LLP as independent auditors for the year 1995 with 101,409,406 votes cast for ratification, 673,557 votes against and 919,030 votes abstaining.

Of the shares held by brokers and nominees, 547,254 and 4,889,820 respectively, were not voted.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS

Computation of Ratio of Earnings to Fixed Charges filed as Exhibit a.

Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends filed as Exhibit b.

Financial Data Schedule UT filed as Exhibit 27

         b.      REPORTS ON FORM 8-K

In its Report on Form 8-K dated April 20, 1995, the Company reported that the Public Service Commission of the State of New York had issued an Order Directing Changes in Rate Design respecting the Company's three-year electric rate plan filed in December 1993.

In its Report on Form 8-K dated April 28, 1995, the Company reported earnings for the three months ended March 31, 1995.

No other reports on Form 8-K were filed in the second quarter of 1995.

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

                                                 LONG ISLAND LIGHTING COMPANY
                                                 (Registrant)

                                                 By /s/ ANTHONY NOZZOLILLO
                                                    ---------------------------
                                                        ANTHONY NOZZOLILLO
                                                    Senior Vice President and
                                                    Principal Financial Officer

Dated:  August 7, 1995

                                EXHIBIT INDEX


12(a)   -     Computation of Ratio of Earnings to Fixed Charges

12(b)   -     Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends

27      -     Financial Data Schedule