Form 10-Q
period 1995-09-30
LONG ISLAND LIGHTING CO
filed 1995-10-27
CIK 60251

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

                   Yes  X            No

The total number of shares of the registrant's Common Stock, $5 par value, outstanding on September 30, 1995, was 119,382,943.

                          LONG ISLAND LIGHTING COMPANY




                                                 Page No.
                                                 --------

Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statements of Income              3
                   Balance Sheet                     5

                   Statement of Cash Flows           7

                   Notes to Financial Statements     8

     Item 2.  Management's Discussion and           12
              Analysis of Financial Condition and
              Results of Operations


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                     22
     Item 2.  Changes in Securities                 22
     Item 3.  Defaults Upon Senior Securities       22

     Item 4.  Submission of Matters to a Vote       23
              of Security Holders

     Item 5.  Other Information                     23
     Item 6.  Exhibits and Reports on Form 8-K      23

     Signature                                      24

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                                  Three Months Ended
                                                                                      September 30
                                                                             -----------------------------
                                                                               1995                 1994
                                                                             -----------------------------

Revenues
Electric                                                                     $815,342             $861,052
Gas                                                                            60,452               52,388
                                                                             --------             --------
Total Revenues                                                                875,794              913,440
                                                                             --------             --------

Expenses
Operations - fuel and purchased power                                         177,934              179,449
Operations - other                                                             88,595               93,814
Maintenance                                                                    25,896               32,086
Depreciation and amortization                                                  36,577               32,691
Base financial component amortization                                          25,243               25,243
Rate moderation component amortization                                         28,126               61,222
Regulatory liability component amortization                                   (22,143)             (22,143)
Other regulatory amortization                                                  74,636               36,092
Operating taxes                                                               119,268              106,066
Federal income tax - current                                                    4,081                3,772
Federal income tax - deferred and other                                        78,020               88,183
                                                                             --------             --------
Total Expenses                                                                636,233              636,475
                                                                             --------             --------
Operating Income                                                              239,561              276,965
                                                                             --------             --------

Other Income and (Deductions)
Rate moderation component carrying charges                                      5,989                7,869
Class Settlement                                                               (5,466)              (5,787)
Other income and deductions, net                                                5,295               10,874
Allowance for other funds used during construction                                757                  720
Federal income tax credit - deferred and other                                  1,866                  283
                                                                             --------             --------
Total Other Income and (Deductions)                                             8,441               13,959
                                                                             --------             --------
Income Before Interest Charges                                                248,002              290,924
                                                                             --------             --------

Interest Charges and (Credits)
Interest on long-term debt                                                    103,072              107,473
Other interest                                                                 14,727               15,686
Allowance for borrowed funds used during construction                          (1,018)              (1,107)
                                                                             --------             --------
Total Interest Charges and (Credits)                                          116,781              122,052
                                                                             --------             --------

Net Income                                                                    131,221              168,872
Preferred stock dividend requirements                                          13,152               13,252
                                                                             --------             --------
Earnings for Common Stock                                                    $118,069             $155,620
                                                                             ========             ========
Average Common Shares Outstanding (000)                                       119,370              118,112
Earnings per Common Share                                                       $0.99                $1.32

Dividends Declared per Common Share                                            $0.445               $0.445

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                              STATEMENT OF INCOME
                                  (UNAUDITED)
               (Thousands of Dollars - except per share amounts)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                           -------------------------------
                                                                               1995                1994
                                                                           -------------------------------
Revenues
Electric                                                                   $1,922,514           $1,980,033
Gas                                                                           398,292              431,860
                                                                           ----------           ----------
Total Revenues                                                              2,320,806            2,411,893
                                                                           ----------           ----------

Expenses
Operations - fuel and purchased power                                         610,236              657,330
Operations - other                                                            281,267              305,116
Maintenance                                                                    95,799               93,641
Depreciation and amortization                                                 108,401               96,595
Base financial component amortization                                          75,728               75,728
Rate moderation component amortization                                         17,369              157,379
Regulatory liability component amortization                                   (66,429)             (66,429)
Other regulatory amortization                                                 134,986               25,986
Operating taxes                                                               336,017              308,414
Federal income tax - current                                                   10,309                8,289
Federal income tax - deferred and other                                       153,440              149,532
                                                                           ----------           ----------
Total Expenses                                                              1,757,123            1,811,581
                                                                           ----------           ----------
Operating Income                                                              563,683              600,312
                                                                           ----------           ----------

Other Income and (Deductions)
Rate moderation component carrying charges                                     19,461               25,333
Class Settlement                                                              (16,366)             (17,153)
Other income and deductions, net                                               26,084               27,124
Allowance for other funds used during construction                              2,146                1,922
Federal income tax credit - deferred and other                                  1,807                3,927
                                                                           ----------           ----------
Total Other Income and (Deductions)                                            33,132               41,153
                                                                           ----------           ----------
Income Before Interest Charges                                                596,815              641,465
                                                                           ----------           ----------

Interest Charges and (Credits)
Interest on long-term debt                                                    309,709              332,519
Other interest                                                                 47,145               48,778
Allowance for borrowed funds used during construction                          (2,951)              (3,116)
                                                                           ----------           ----------
Total Interest Charges and (Credits)                                          353,903              378,181
                                                                           ----------           ----------

Net Income                                                                    242,912              263,284
Preferred stock dividend requirements                                          39,495               39,795
                                                                           ----------           ----------
Earnings for Common Stock                                                  $  203,417           $  223,489
                                                                           ==========           ==========
Average Common Shares Outstanding (000)                                       119,042              115,035
Earnings per Common Share                                                       $1.71                $1.94

Dividends Declared per Common Share                                            $1.335               $1.335

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                               September 30         December 31
                                                                   1995                1994
ASSETS                                                          (unaudited)          (audited)
                                                               ------------         -----------

Utility Plant
Electric                                                       $ 3,754,224         $ 3,657,178
Gas                                                              1,060,713             994,742
Common                                                             240,323             232,346
Construction work in progress                                      103,302             129,824
Nuclear fuel in process and in reactor                              16,679              23,251
                                                               -----------         -----------
                                                                 5,175,241           5,037,341
                                                               -----------         -----------
Less - Accumulated depreciation and
  amortization                                                   1,619,228           1,538,995
                                                               -----------         -----------
Total Net Utility Plant                                          3,556,013           3,498,346
                                                               -----------         -----------

Regulatory Assets
Base financial component (less accumulated
  amortization of $631,068 and $555,340)                         3,407,762           3,483,490
Rate moderation component                                          398,205             463,229
Shoreham post settlement costs                                     961,068             922,580
Shoreham nuclear fuel                                               71,776              73,371
Postretirement benefits other than pensions                        403,344             412,727
Regulatory tax asset                                             1,810,643           1,831,689
Other                                                              269,186             354,524
                                                               -----------         -----------
Total Regulatory Assets                                          7,321,984           7,541,610
                                                               -----------         -----------

Nonutility Property and Other Investments                           15,462              24,043
                                                               -----------         -----------

Current Assets
Cash and cash equivalents                                          244,517             185,451
Special deposits                                                    61,805              27,614
Customer accounts receivable (less allowance
  for doubtful accounts of $23,295 and $23,365)                    340,607             245,125
Other accounts receivable                                           94,376              14,030
Accrued unbilled revenues                                          135,874             164,379
Materials and supplies at average cost                              67,439              74,777
Fuel oil at average cost                                            34,450              37,723
Gas in storage at average cost                                      70,677              68,447
Prepayments and other current assets                                39,069              33,878
                                                               -----------         -----------
Total Current Assets                                             1,088,814             851,424
                                                               -----------         -----------

Deferred Charges
Deferred federal income tax                                        790,598             951,766
Unamortized cost of issuing securities                             284,564             313,207
Other                                                                5,867              36,284
                                                               -----------         -----------
Total Deferred Charges                                           1,081,029           1,301,257
                                                               -----------         -----------
Total Assets                                                   $13,063,302         $13,216,680
                                                               ===========         ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                                     September 30         December 31
                                                                         1995                1994
CAPITALIZATION AND LIABILITIES                                        (unaudited)          (audited)
                                                                     -----------         -----------

Capitalization
Long-term debt                                                       $ 4,722,675         $ 5,162,675
Unamortized discount on debt                                             (16,385)            (17,278)
                                                                     -----------         -----------
                                                                       4,706,290           5,145,397
                                                                     -----------         -----------

Preferred stock - redemption required                                    643,300             644,350
Preferred stock - no redemption required                                  63,943              63,957
                                                                     -----------         -----------
Total Preferred Stock                                                    707,243             708,307
                                                                     -----------         -----------

Common stock                                                             596,915             592,083
Premium on capital stock                                               1,110,994           1,101,240
Capital stock expense                                                    (51,126)            (52,175)
Retained earnings                                                        796,970             752,480
                                                                     -----------         -----------
Total Common Shareowners' Equity                                       2,453,753           2,393,628
                                                                     -----------         -----------

Total Capitalization                                                   7,867,286           8,247,332
                                                                     -----------         -----------

Regulatory Liabilities
Regulatory liability component                                           297,597             357,117
1989 Settlement credits                                                  138,958             145,868
Regulatory tax liability                                                 116,552             111,218
Other                                                                    147,599             143,611
                                                                     -----------         -----------
Total Regulatory Liabilities                                             700,706             757,814
                                                                     -----------         -----------

Current Liabilities
Current maturities of long-term debt                                     415,000              25,000
Current redemption requirements of preferred stock                         4,800               4,800
Accounts payable and accrued expenses                                    215,232             241,775
Accrued taxes (including federal income tax of $27,549 and $28,340)       47,052              58,133
Accrued interest                                                         148,726             149,929
Dividends payable                                                         57,770              57,367
Class Settlement                                                          43,333              35,833
Customer deposits                                                         29,369              28,474
                                                                     -----------         -----------
Total Current Liabilities                                                961,282             601,311
                                                                     -----------         -----------

Deferred Credits
Deferred federal income tax                                            2,905,826           2,941,793
Class Settlement                                                         135,018             151,604
Other                                                                     12,284              13,204
                                                                     -----------         -----------
Total Deferred Credits                                                 3,053,128           3,106,601
                                                                     -----------         -----------

Operating Reserves
Pension and other postretirements benefits                               421,541             453,016
Claims and damages                                                        59,359              50,606
                                                                     -----------         -----------
Total Operating Reserves                                                 480,900             503,622
                                                                     -----------         -----------

Commitments and Contingencies                                            -                   -
                                                                     -----------         -----------

Total Capitalization and Liabilities                                 $13,063,302         $13,216,680
                                                                     ===========         ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)

                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                   ---------------------------
                                                                                     1995               1994
                                                                                   ---------------------------

Operating Activities

Net Income                                                                         $242,912           $263,284
Adjustments to reconcile net income to net
      cash provided by operating activities
  Provision for doubtful accounts                                                    13,420             15,072
  Depreciation and amortization                                                     108,401             96,595
  Base financial component amortization                                              75,728             75,728
  Rate moderation component amortization                                             17,369            157,379
  Regulatory liability component amortization                                       (66,429)           (66,429)
  Other regulatory amortization                                                     134,986             25,986
  Rate moderation component carrying charges                                        (19,461)           (25,333)
  Class Settlement                                                                   16,366             17,153
  Amortization of cost of issuing and redeeming securities                           30,078             35,727
  Federal income tax - deferred and other                                           151,633            145,605
  Allowance for other funds used during construction                                 (2,146)            (1,922)
  Gas Cost Adjustment                                                                14,701             16,070
  Other                                                                               4,642             33,258

Changes in operating assets and liabilities
  Accounts receivable                                                              (109,125)           (89,047)
  Accrued unbilled revenues                                                          28,505             (5,847)
  Materials and supplies, fuel oil and gas in storage                                 8,381            (25,228)
  Prepayments and other current assets                                               (5,191)              (404)
  Accounts payable and accrued expenses                                             (26,543)           (76,534)
  Accrued taxes                                                                     (11,081)           (16,742)
  Special Deposits                                                                  (34,191)             6,501
  Class Settlement                                                                  (28,785)           (23,672)
  Other                                                                             (30,329)            (9,091)
                                                                                   --------           --------
Net Cash Provided by Operating Activities                                           513,841            548,109
                                                                                   --------           --------

Investing Activities

Construction and nuclear fuel expenditures                                         (170,214)          (161,785)
Shoreham post settlement costs                                                      (58,544)          (139,649)
Other                                                                                 8,625             (1,120)
                                                                                   --------           --------
Net Cash Used in Investing Activities                                              (220,133)          (302,554)
                                                                                   --------           --------

Financing Activities

Proceeds from sale of common stock                                                   14,572            113,293
Proceeds from issuance of long-term debt                                             49,287            281,992
Redemption of long-term debt                                                       (100,000)          (460,058)
Redemption of preferred stock                                                        (1,050)            (1,050)
Preferred stock dividends paid                                                      (39,515)           (39,676)
Common stock dividends paid                                                        (158,505)          (152,520)
Cost of issuing and redeeming securities                                               (133)            (5,871)
Other                                                                                   702                818
                                                                                   --------           --------
Net Cash Used in Financing Activities                                              (234,642)          (263,072)
                                                                                   --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                                $59,066           ($17,517)
                                                                                   ========           ========
Cash and cash equivalents at January 1                                             $185,451           $248,532
Net increase (decrease) in cash and cash equivalents                                 59,066            (17,517)
                                                                                   --------           --------
Cash and Cash Equivalents at September 30                                          $244,517           $231,015
                                                                                   ========           ========

Supplementary Information
   Interest paid, before reduction for the allowance
      for borrowed funds used during construction                                  $327,980           $342,332
   Federal income tax - paid                                                        $11,100             $8,700
   Federal income tax - refunded                                                          -                  -


See Notes to Financial Statements.

                          Notes to Financial Statements
                    For the Quarter Ended September 30, 1995
                                   (Unaudited)


Note 1. BASIS OF PRESENTATION


These Notes to Financial Statements reflect events subsequent to February 3, 1995, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1995, and Part II, Item 6b, of this report, the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, and the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Note 2.  CAPITALIZATION

In August 1995, the Company received the proceeds from the sale of $50 million of Electric Facilities Revenue Bonds issued by the New York State Energy Research and Development Authority. The proceeds from this offering were used to reimburse the treasury for electric projects previously completed.

In September 1995, the Company redeemed the remaining two series of First Mortgage Bonds: $40 million aggregate principal amount Series P, 5 1/4% due March 1, 1996 and $35 million aggregate principal amount Series Q, 5 1/2% due April 1, 1997. With the retirement of the First Mortgage Bonds, the lien of the First Mortgage is in the process of being discharged. When the First Mortgage is discharged, the Company's outstanding General and Refunding Bonds will become its only outstanding secured debt.

Note 3.  LONG ISLAND/NEW YORK STATE ENERGY ISSUES

Pursuant to statutory amendment effective September 1, 1995, the Board of Trustees of the Long Island Power Authority (LIPA) was expanded from nine to fifteen members and new trustees were subsequently appointed. Responding to the New York State Governor's request that LIPA develop a plan that, in addition to replacing the Company, produces double digit rate reductions, provides a framework for long-term competition and protects property-tax payers, the newly reconstituted Board has established a committee (Evaluation Committee) to analyze various plans involving the Company's business operations and assets, including the full takeover plan proffered by the prior LIPA Board in June 1995.

On September 28, 1995 LIPA issued a Request For Information (Request) in which it sought information and indications of interest from qualified parties in connection with a State authority-facilitated financial restructuring/ acquisition of the Company. In the Request, LIPA stated it seeks to achieve several objectives including: (i) a substantial and sustainable reduction in electric rates throughout the Company's service area; (ii) the maintenance of reliable power; (iii) a framework for competition on Long Island over the long-term; and (iv) participation of the private sector to the maximum extent possible. LIPA also stated that while its preference is to implement a consensual, negotiated transaction with the Company, it will consider acting unilaterally (either via a tender offer or condemnation of the Company's assets or securities) and that it reserves the right to acquire the Company's equity securities below current trading prices. However, the Company is not aware of any statutory right or authority, or other constitutionally sound basis, that would enable LIPA to acquire the Company's securities below their market value. The Evaluation Committee is currently expected to issue a recommendation to the full LIPA Board before the end of the year.

The Company has indicated to LIPA that it is willing to cooperate in developing a plan that is beneficial to the Company's shareholders, ratepayers and employees. In addition, the Company continuously assesses various other strategies in an effort to provide the greatest possible value to its shareholders and ratepayers in light of the changing economic, regulatory and political circumstances affecting it. Such strategies may include a review and modification of its operations to best meet the challenges of a competitive environment, a possible reorganization of the Company, possible joint ventures and possible business combinations with other entities.

The implementation of certain plans involving the Company's business operations and assets would be subject to, among other things, shareholder and regulatory approvals and could impact the

Company's future financial results and operations. Accordingly, the Company is unable to determine what plan, if any, will be pursued by it and/or LIPA or whether any related transaction will be consummated.

In addition to the foregoing, the Public Service Commission of the State of New York (PSC) has been conducting a generic competitive opportunities proceeding (Proceeding) to address the potential benefits of competition to electric customers throughout the State. The overall objective of the Proceeding is to identify regulatory and ratemaking practices that will aid in the transition to a more competitive electric industry and the PSC has issued an Order adopting principles to serve as a guide for this transition. These principles provide, among other things, that (i) the current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution, must be thoroughly examined to ensure that it does not adversely affect wholesale or retail competition; (ii) safe and reliable electric service must not be jeopardized; and (iii) utilities should have a reasonable opportunity to recover prudent expenditures and commitments made pursuant to their legal obligations. It is currently expected that the administrative law judge presiding over the Proceeding will issue a recommended decision by the end of the year.

Similarly, the Federal Energy Regulatory Commission (FERC) has previously issued a Notice of Proposed Rulemaking (NOPR) that would require investor-owned electric utilities to provide open access to the Nation's interstate transmission network. Under this proposal, utilities would be required to file non-discriminatory open access transmission tariffs, which would be generally available to wholesale buyers and sellers of electric energy. The NOPR also provided that utilities be permitted recovery of legitimate and verifiable wholesale expenditures and commitments and expressed the expectation that state regulatory agencies would likewise provide for the full recovery of legitimate and verifiable retail expenditures and commitments. While FERC has expressed a strong expectation that states will provide procedures for, and the full recovery of, such expenditures and commitments, the Company is unable to predict the final outcome of the State and federal proceedings, or what effect, if any, either will have on the Company's future financial results and operations.

Notwithstanding the outcome of the State or Federal regulatory or rate proceedings, or any other State action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1995

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended
September 30, 1995 were $118.1 million or $.99 per common share. This compares with $155.6 million or $1.32 per common share for the same period last year. For the nine months ended September 30, 1995, earnings amounted to $203.4 million or $1.71 per common share, compared with $223.5 million or $1.94 per common share for the same period last year.

Electric earnings for the three and nine months ended
September 30, 1995 decreased primarily as a result of a refinement in the Company's procedure used to estimate electric revenues not yet billed. This accounting refinement, which more closely matches sales and energy requirements, has no impact on annual earnings but has the effect of decreasing earnings for the three and nine month periods ended September 30, 1995, and increasing earnings for the fourth quarter.

Also contributing to the decrease in electric earnings for the three and nine month periods ended September 30, 1995 is the New York State Public Service Commission's (PSC) electric rate order, effective December 1, 1994, which lowered the Company's allowed return on common equity and eliminated certain performance-based incentives.

For the nine months ended September 30, 1995, gas earnings increased as a result of cost containment in 1995 and the write-off in 1994 of previously deferred storm costs.

The Company anticipates that its 1995 annual earnings will be somewhat lower than 1994 earnings as a result of the lower allowed return on common equity and the elimination of certain performance-based incentives, discussed above. The Company will continue its cost containment efforts in an attempt to mitigate the impact of the rate order on annual earnings.

REVENUES

Total revenues for the three months ended September 30, 1995 were $875.8 million, a decrease of $37.6 million or 4.1% compared to the same period last year. Electric revenues were down $45.7 million, while gas revenues increased by $8.1 million compared with the same period last year.

For the nine months ended September 30, 1995, revenues totaled $2.3 billion, a decline of $91.1 million or 3.8% compared with the same period last year. Electric and gas revenues were lower by $57.5 million and $33.6 million respectively, when compared with revenues in the same period in 1994.

Electric

The decrease in electric revenues for the three and nine months ended September 30, 1995, when compared to the same periods in 1994, was the result of a refinement in the Company's method for estimating the accrual for unbilled sales which became effective January 1, 1995. This refinement will have no impact on annual revenues and earnings. In addition, for the nine months ended September 30, 1995, the Company experienced lower sales volumes as a result of the mild 1995 heating season when compared to the unusually cold 1994 heating season.

Gas

For the three months ended September 30, 1995, the increase in gas revenues was attributable to a rate increase of 3.8% effective December 1, 1994 and to additional customers.

For the nine months ended September 30, 1995, the decline in gas revenues, when compared to the same period in 1994, was primarily the result of lower sales volumes accompanied by lower fuel expense recoveries caused by the unusually mild heating season. Partially offsetting this decrease was the rate increase and to additional customers.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three and nine months ended September 30, 1995 and 1994 were as follows:

                                       Three Months Ended       Nine Months Ended
                                       9/30/95     9/30/94    9/30/95      9/30/94
                                       -------     -------    -------      -------
                                                     (In Millions)

Fuels for Electric Operations
  Oil                                   $ 25        $ 38        $ 82        $128
  Gas                                     43          36         106          71
  Nuclear                                  4           4          10          11
  Purchased Power                         82          81         233         230
                                        ----        ----        ----        ----
Total for Electric Operations            154         159         431         440
Fuels for Gas Operations                  24          20         179         217
                                        ----        ----        ----        ----
Total                                   $178        $179        $610        $657
                                        ====        ====        ====        ====


The mix of fuels and purchases of power for providing the Company's electric system energy requirements during the three and nine months ended September 30, 1995 and 1994 were as follows:

                                      Three Months Ended       Nine Months Ended
                                      9/30/95     9/30/94     9/30/95      9/30/94
                                      -------     -------     -------      -------

Oil                                      16%         22%         20%         29%
Gas                                      41          31          34          21
Nuclear                                   7           8           6           8
Purchases                                36          39          40          42
                                        ---         ---         ---         ---
    Total                               100%        100%        100%        100%
                                        ===         ===         ===         ===


For the three and nine months ended September 30, 1995, electric fuel costs were lower when compared to the same period of the prior year primarily as a result of the increased use of natural gas to displace more costly energy purchases and energy generated on the Company's system with oil. The use of natural gas increased as the Company completed the conversion of an oil fired generator (Northport Unit No. 2) to a dual-fuel unit earlier this year and the continuing decline of the cost of natural gas. Partially offsetting the effects of lower per unit generation costs was an increase in the per unit cost of purchased power. The per unit cost of purchased power increased as a result of extended outages at certain upstate nuclear generating facilities which ordinarily supply power at more economical rates.

Gas fuel costs for operating the gas business increased for the three months ended September 30, 1995 when compared to the same period last year due to higher sales volumes, and decreased for the nine months ended September 30, 1995 when compared to the same period last year primarily as a result of lower gas prices, and lower sales levels during the abnormally warm winter in 1995.

OPERATIONS AND MAINTENANCE EXPENSES

For the three months ended September 30, 1995, total operations and maintenance (O&M) expenses, excluding fuels and purchased power, amounted to $114.5 million, a decrease of $11.4 million or 9.1% over the comparable period last year. For the nine months ended September 30, 1995, these expenses totaled $377.1 million, a decrease of $21.7 million or 5.4% when compared to the same period last year.

The decrease for the three month period reflects the continuation of the Company's cost containment efforts, while for the nine month period the decrease is the result of cost containment and the recognition in 1994 of $6.6 million of previously deferred storm costs associated with gas operations.

RATE MODERATION COMPONENT(RMC)

The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the Rate Moderation Agreement (RMA). For a further discussion of the RMC and RMA, see Note 2 of Notes to Financial Statements for the year ended December 31, 1994 on Form 10-K.

During 1995 the Company has credited to the RMC approximately $69 million of deferred ratepayer benefits. The deferred ratepayer benefits consist primarily of the overrecovery of certain production O&M costs, litigation proceeds related to the construction of the Shoreham Nuclear Power Station and proceeds from the sale of sulfur dioxide emissions credits. At September 30, 1995 and December 31, 1994, the unamortized RMC balance was $398 million and $463 million, respectively.

Under the Company's current electric rate structure, it is permitted to collect the higher of base electric fuel costs or actual electric fuel costs. When base electric fuel costs exceed actual fuel costs, any difference is credited to the RMC. For a further discussion of the Fuel Cost Adjustments (FCA) see Note 1 of the Notes to Financial Statements for the year ended December 31, 1994 on Form 10-K. For the nine months ended September 30, 1995 and 1994, the amounts credited to the RMC as a result of the FCA totaled $66.0 million and $60.7 million, respectively.

Under the assumptions included in the current electric rate order, the RMC balance was expected to have increased above the 1994 balance which would result in a credit to income. However, as a result of amounts credited to the RMC balance through the operation of the Company's FCA, discussed above, the RMC balance was lower than the balance at December 31, 1994 resulting in a charge to income of $17.4 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1994, the Company was amortizing the RMC balance, which has resulted in a charge to income of $157.4 million.

OTHER REGULATORY AMORTIZATION

For the three months ended September 30, 1995, other regulatory amortization amounted to a charge of $74.6 million, compared with $36.1 million for the same period in 1994. This increase has no impact on earnings as the Company collects an equivalent amount of revenue under its current electric rate structure. Included are the effects of an electric ratemaking mechanism which provides for a revenue reconciliation adjustment to eliminate the impact on earnings of experiencing sales that are above or below adjudicated levels. As a result of actual sales for the third quarter of 1995 above the adjudicated level, the Company recorded a non-cash charge to income of $47.7 million, compared to a $27.3 million charge to income for the same period last year. Also contributing to the change was the amortization of the deferrals recorded under the Long Island Lighting Company Ratemaking and Performance Plan (LRPP), as more fully discussed in Note 3 of Notes to Financial Statements for the year ended December 31, 1994 on Form 10-K, which reduced income by $12.0 million for the three months ended September 30, 1995, compared with $2.7 million for the same period last year.

For the nine months ended September 30, 1995, other regulatory amortization resulted in a charge to income of $135.0 million compared with $26.0 million for the same period last year. The revenue reconciliation adjustment resulted in a non-cash charge to income of $61.8 million this year compared with a $20.0 million credit to income last year. The amortization of the LRPP deferral reduced income by $40.1 million this year, compared with $18.7 million last year.

OPERATING TAXES

For the three months ended September 30, 1995, operating taxes totaled $119.3 million, an increase of $13.2 million or 12.4% over the comparable period last year. For the nine months ended September 30, 1995, these taxes amounted to $336.0 million, an increase of $27.6 million or 8.9% over the same period in 1994.

For the three months ended September 30, 1995, the increase was attributable to higher property and revenue taxes, while the increase for the nine months ended September 30, 1995, was primarily due to higher property taxes.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1995 was $117.8 million, a decrease of $5.4 million or 4.4% when compared to the same quarter in 1994. For the nine months ended September 30, 1995, this expense amounted to $356.9 million, a decrease of $24.4 million or 6.4% compared with the same period last year. These decreases are due to lower debt levels and lower average borrowing costs this year when compared with 1994.

FINANCIAL CONDITION

LIQUIDITY

For the nine months ended September 30, 1995 the Company generated sufficient cash from operations to meet all of its operating, construction and dividend requirements.

At September 30, 1995, the Company's cash and cash equivalents amounted to approximately $245 million, compared to $185 million at December 31, 1994. The increase in cash and cash equivalents is the result of reduced O&M costs, lower fuel costs, lower costs attributable to Shoreham, lower interest payments resulting from lower debt levels and the collection of previously deferred revenues.

The Company has available for its use a $300 million revolving line of credit through October 1, 1996, provided by its 1989 Revolving Credit Agreement (RCA). At September 30, 1995, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

FINANCING PROGRAMS

In August 1995, the Company received the proceeds from the sale of $50 million of Electric Facilities Revenue Bonds through the New York State Energy Research and Development Authority (NYSERDA). The proceeds from this offering were used to reimburse the treasury for electric projects previously completed.

The Company used cash on hand to satisfy the early redemption of $75 million of First Mortgage Bonds on September 1, 1995. With the retirement of the First Mortgage Bonds, the lien of the First Mortgage is in the process of being discharged. When the First Mortgage is discharged, the Company's outstanding General and Refunding Bonds will become its only outstanding secured debt.

In 1996, 1997 and 1998, the Company has maturing debt of $415 million, $251 million and $101 million, respectively. The Company believes that cash generated from operations and, if necessary, use of the RCA, will be sufficient to retire the debt maturing in 1996. For 1997 and 1998, the Company intends to use cash generated from operations to the maximum extent practicable, and any balance to be satisfied through the issuance of debt and/or equity securities.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and nine months ended September 30, 1995 were as follows:

--------------------------------------------------------------------------------
Capital Requirements               Three Months Ended         Nine Months Ended
                                   September 30, 1995         September 30, 1995
--------------------------------------------------------------------------------
                                              (In Millions of Dollars)

Total Construction                            $ 64             $170
--------------------------------------------------------------------------------
Refundings
  Long-term debt                                75              100
  Preferred stock                                1                1
Dividends
  Preferred Stock                               14               40
  Common stock                                  53              159
--------------------------------------------------------------------------------
Total Refundings and Dividends                 143              300
--------------------------------------------------------------------------------
Shoreham post settlement costs                  14               59
--------------------------------------------------------------------------------
Total Capital Requirements                    $221             $529
================================================================================

--------------------------------------------------------------------------------
Capital Provided                   Three Months Ended         Nine Months Ended
                                   September 30, 1995         September 30, 1995
--------------------------------------------------------------------------------
                                              (In Millions of Dollars)

  Cash generated from
     operations                              $ 219              $ 514
  Common stock issued                            6                 15
  Long-term debt issued                         50                 50
  Other financing activities                    (1)                 9
  Increase in cash                             (53)               (59)
--------------------------------------------------------------------------------
Total Capital Provided                       $ 221              $ 529
================================================================================

For further information, see the Statement of Cash Flows.

LONG ISLAND/NEW YORK STATE ENERGY ISSUES

Pursuant to statutory amendment effective September 1, 1995, the Board of Trustees of the Long Island Power Authority (LIPA) was expanded from nine to fifteen members and new trustees were subsequently appointed. Responding to the New York State Governor's request that LIPA develop a plan that, in addition to replacing the Company, produces double digit rate reductions, provides a framework for long-term competition and protects property-tax payers, the newly reconstituted Board has established a committee (Evaluation Committee) to analyze various plans involving the Company's business operations and assets, including the full takeover plan proffered by the prior LIPA Board in June 1995.

On September 28, 1995 LIPA issued a Request For Information (Request) in which it sought information and indications of interest from qualified parties in connection with a State authority-facilitated financial restructuring/ acquisition of the Company. In the Request, LIPA stated it seeks to achieve several objectives including: (i) a substantial and sustainable reduction in electric rates throughout the Company's service area; (ii) the maintenance of reliable power; (iii) a framework for competition on Long Island over the long-term; and (iv) participation of the private sector to the maximum extent possible. LIPA also stated that while its preference is to implement a consensual, negotiated transaction with the Company, it will consider acting unilaterally (either via a tender offer or condemnation of the Company's assets or securities) and that it reserves the right to acquire the Company's equity securities below current trading prices. However, the Company is not aware of any statutory right or authority, or other constitutionally sound basis, that would enable LIPA to acquire the Company's securities below their market value. The Evaluation Committee is currently expected to issue a recommendation to the full LIPA Board before the end of the year.

The Company has indicated to LIPA that it is willing to cooperate in developing a plan that is beneficial to the Company's shareholders, ratepayers and employees. In addition, the Company continuously assesses various other strategies in an effort to provide the greatest possible value to its shareholders and ratepayers in light of the changing economic, regulatory and political circumstances affecting it. Such strategies may include a review and modification of its operations to best meet the challenges of a competitive environment, a possible reorganization of the Company, possible joint ventures and possible business combinations with other entities.

The implementation of certain plans involving the Company's business operations and assets would be subject to, among other things, shareholder and regulatory approvals and could impact the Company's future financial results and operations. Accordingly, the Company is unable to determine what plan, if any, will be pursued by it and/or LIPA or whether any related transaction will be consummated.

In addition to the foregoing, the PSC has been conducting a generic competitive opportunities proceeding (Proceeding) to address the potential benefits of competition to electric customers throughout the State. The overall objective of the Proceeding is to identify regulatory and ratemaking practices that will aid in the transition to a more competitive electric industry and the PSC has issued an Order adopting principles to serve as a guide for this transition. These principles provide, among other things, that (i) the current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution, must be thoroughly examined to ensure that it does not adversely affect wholesale or retail competition; (ii) safe and reliable electric service must not be jeopardized; and (iii) utilities should have a reasonable opportunity to recover prudent expenditures and commitments made pursuant to their legal obligations. It is currently expected that the administrative law judge presiding over the Proceeding will issue a recommended decision by the end of the year.

Similarly, the Federal Energy Regulatory Commission (FERC) has previously issued a Notice of Proposed Rulemaking (NOPR) that would require investor-owned electric utilities to provide open access to the Nation's interstate transmission network. Under this proposal, utilities would be required to file non-discriminatory open access transmission tariffs, which would be generally available to wholesale buyers and sellers of electric energy. The NOPR also provided that utilities be permitted recovery of legitimate and verifiable wholesale expenditures and commitments and expressed the expectation that state regulatory agencies would likewise provide for the full recovery of legitimate and verifiable retail expenditures and commitments. While FERC has expressed a strong expectation that states will provide procedures for, and the full recovery of, such expenditures and commitments, the Company is unable to predict the final outcome of the State and federal proceedings, or what effect, if any, either will have on the Company's future financial results and operations.

Notwithstanding the outcome of the State or federal regulatory or rate proceedings, or any other State action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         a. To date, the Company has not received the refund awarded to it by the Suffolk County Supreme Court in a 1992 decision that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983, excluding 1979 which had been settled. (Long Island
         Lighting Company v. The Assessor of the Town of Brookhaven, et al.). The Company is pursuing various other means in an attempt to collect the approximately $80 million, including interest, to which it is entitled to as a result of this overpayment of taxes.

         For the years to which the initial lawsuit relates, the Company paid approximately $190 million in taxes on the Shoreham plant. The Company is also currently seeking recovery for the overpayment of taxes for the years 1984 - 1992 in a separate proceeding. In this proceeding, the taking of evidence has been completed and briefs are expected to be filed by the parties by year end.

         b. Pursuant to the 1989 Settlement, the Company agreed to fund the payments in-lieu-of-taxes (PILOTS) that the Long Island Power Authority
         (LIPA) is required to make to the municipalities that impose real property taxes on Shoreham. As previously reported in the Company's Form 10-K for the year ended December 31, 1994, in litigation initially brought in Nassau County Supreme Court entitled LIPA, et al. v. Shoreham-Wading River Central School District, et al., the courts have considered the timing and duration of the PILOTS.

         On October 19, 1995, in response to resubmitted motions by all the parties following their agreement to withdraw certain unresolved claims, the New York State Court of Appeals granted leave to appeal to the Court of Appeals.


ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a.  EXHIBITS

         Executive Employment Agreement dated as of August 4, 1995 by and between William J. Catacosinos and the Company, and amendments dated as of May 31, 1995 and August 4, 1995, to the Executive Employment Agreement by and between William J. Catacosinos and the Company dated January 30, 1984, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986) (Exhibit 10(a)).

         Supplemental Death and Retirement Benefits Plan effective May 1, 1995. (Exhibit 10(b)).

         Financial Data Schedule (Exhibit 27).

     b.  REPORTS ON FORM 8-K

         In its Report on Form 8-K dated August 18, 1995, the Company reported the appointment of the new LIPA Board and their intention to evaluate a variety of options involving the Company's business operations and assets.

         No other reports on Form 8-K were filed in the third quarter of 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LONG ISLAND LIGHTING COMPANY
                                                 (Registrant)


                                                 By /s/ANTHONY NOZZOLILLO
                                                    ---------------------
                                                       ANTHONY NOZZOLILLO
                                                    Senior Vice President and
                                                    Principal Financial Officer


Dated:  October 27, 1995

                                EXHIBIT INDEX
                                -------------

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------


10.(a) Executive Employment Agreement dated as of August 4, 1995 by and between William J. Catacosinos and the Company, and amendments dated as of May 31, 1995 and August 4, 1995, to the Executive Employment Agreement by and between William J. Catacosinos and the Company dated January 30, 1984, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986) (Exhibit 10(a)).

10.(b) Supplemental Death and Retirement Benefits Plan effective May 1, 1995. (Exhibit 10(b)).

27       Financial Data Schedule (Exhibit 27).