Form 10-K
period 1995-12-31
LONG ISLAND LIGHTING CO
filed 1996-02-26
CIK 60251

S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                             WASHINGTON, D.C. 20549



                                    FORM 10-K


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the Common Stock held by non-affiliates of the Company at January 31, 1996 was $2,038,959,770. The aggregate market value of Preferred Stock held by non-affiliates of the Company at January 31, 1996, established by Lehman Brothers based on the average bid and asked price, was $642,932,411.

   COMMON STOCK ($5 PAR) - SHARES OUTSTANDING AT JANUARY 31, 1996: 119,938,810

         The Company's proxy statement for its Annual Meeting of Shareowners to be held on May 9, 1996 has been incorporated by reference into Part III of this Form 10-K to provide information required in Item 10 (Directors and Executive Officers of the Company) as to Directors, Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).

                                TABLE OF CONTENTS


ABBREVIATIONS.......................................................... iii

                                     PART I

ITEM 1. BUSINESS..........................................................1
         The Company......................................................1
         Territory........................................................1
         Segments of Business.............................................1
         Employees........................................................2
         Regulation and Accounting Controls...............................2
                  Long Island Power Authority Proposed Plan...............3
         Competitive Environment..........................................3
         Electric Operations..............................................4
                  General  ...............................................4
                  System Requirements, Energy Available and Reliability...5
                  Energy Sources..........................................5
                           Oil      ......................................5
                           Natural Gas....................................6
                           Nuclear  ......................................6
                           Purchased Power................................6
                           Interconnections...............................7
                  Conservation Services...................................7
                  The 1989 Settlement.....................................7
                  Electric Rates..........................................8
         Gas Operations...................................................8
                  General  ...............................................8
                  Gas System Requirements.................................8
                           Peak Day Capability............................8
                           Firm Transportation Capacity...................9
                                    Storage...............................9
                           Cogen Deliveries ..............................9
                           Peak Shaving..................................10
                           Firm Gas Supply...............................10
                  Gas Rates..............................................10
                  Other Activities.......................................10
                  Recovery of Transition Costs...........................10
         Environment.....................................................11
                  General  ............................................. 11
                  Air      ..............................................11
                  Water    ..............................................13
                  Land     ..............................................13
                  Nuclear Waste..........................................16
         The Company's Securities........................................17
                  General  ..............................................17
                  The First Mortgage.....................................18
                  The G&R Mortgage.......................................18
                  Unsecured Debt.........................................19
                  Equity Securities......................................20
                           Preferred Stock...............................20
                           Preference Stock..............................20
                           Common Stock..................................21
         Executive Officers of the Company...............................21
         Capital Requirements, Liquidity and Capital Provided............26

ITEM 2. PROPERTIES.......................................................26

ITEM 3. LEGAL PROCEEDINGS................................................26
         Shoreham .......................................................26
         Environmental...................................................27
         Human Resources.................................................27
         Other Matters...................................................28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............28

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS..........................................................29

ITEM 6. SELECTED FINANCIAL DATA..........................................30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS....................................................35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................59
         Statement of Income............................................ 60
         Balance Sheet...................................................61
         Statement of Retained Earnings..................................63
         Statement of Capitalization.....................................63
         Statement of Cash Flows.........................................65
         Notes to Financial Statements...................................66
         Report of Independent Auditors.................................105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE............................................106

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.......106

ITEM 11. EXECUTIVE COMPENSATION.........................................106

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.106

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................106

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 106
         List of Financial Statements....................................106
         List of Financial Statement Schedules...........................107
         List of Exhibits................................................108
         Reports on Form 8-K.............................................113
         Schedule II.....................................................114

SIGNATURES...............................................................115

                                  ABBREVIATIONS

         The following abbreviations are sometimes used in this Annual Report.


ACO............  Administrative Consent Order
AFC............  Allowance For Funds Used During Construction
ALJ............  Administrative Law Judge
BFC............  Base Financial Component
BVPA...........  Bondable Value of Property Additions
DEC............  New York State Department of Environmental Conservation
DOE............  United States Department of Energy
DSM............  Demand Side Management
Dth............  Dekatherms
EFRBs..........  Electric Facilities Revenue Bonds
EPA............  United States Environmental Protection Agency
FCA............  Fuel Cost Adjustment
FERC...........  Federal Energy Regulatory Commission
First Mortgage.  Indenture of Mortgage and Deed of Trust dated as of
                 September 1, 1951
FRA............  Financial Resource Asset
G&R Bonds......  General and Refunding Bonds
G&R Mortgage...  General and Refunding Indenture dated as of June 1, 1975
GAAP...........  Generally Accepted Accounting Principles
GWh............  Gigawatt Hour
IPP............  Independent Power Producers
kW.............  Kilowatts
kWh............  Kilowatt hour
LIPA...........  Long Island Power Authority
LRPP...........  Lilco Ratemaking and Performance Plan
MW.............  Megawatts
NMPC...........  Niagara Mohawk Power Corporation
NMP2...........  Nine Mile Point Nuclear Power Station, Unit 2
NRC............  Nuclear Regulatory Commission
NYPA...........  New York Power Authority
NYPP...........  New York Power Pool
NYSEG..........  New York State Electric & Gas Corporation
NYSERDA........  New York State Energy Research and Development Authority
PCRBs..........  Pollution Control Revenue Bonds
PILOTs.........  Payments in-lieu-of-taxes
PRP............  Potentially Responsible Party
PSC............  Public Service Commission of the State of New York
QF.............  Qualified Facilities
RMA............  Rate Moderation Agreement
RMC............  Rate Moderation Component
Shoreham.......  Shoreham Nuclear Power Station

                      A LISTING OF ABBREVIATIONS FREQUENTLY
                        USED IN THIS REPORT MAY BE FOUND
                     IMMEDIATELY AFTER THE TABLE OF CONTENTS

                                     PART I




ITEM 1.   BUSINESS

THE COMPANY:

Long Island Lighting Company (the Company) was incorporated in 1910 under the Transportation Corporations Law of the State of New York and supplies electric and gas service in Nassau and Suffolk Counties and to the Rockaway Peninsula in Queens County, all on Long Island (L.I.), New York. The mailing address of the Company is 175 East Old Country Road, Hicksville, New York 11801 and its general telephone number is (516)755-6650.

TERRITORY:

The Company's service territory covers an area of approximately 1,230 square miles. The population of the service area, according to the Company's 1995 estimate, is 2.7 million persons, including approximately 98,000 persons who reside in Queens County within the City of New York. The 1995 population estimate reflects a 0.3% increase since the 1990 census.

Approximately 80% of all workers residing in Nassau and Suffolk Counties are employed within the two counties. In 1995 total non-agricultural employment in Nassau and Suffolk Counties increased by approximately 7,800 positions, an employment increase of 0.7%.

The Company serves approximately 1 million electric customers of which 915,000 are residential. The Company receives approximately 49% of its electric revenues from residential customers and 48% from commercial/industrial customers and 3% from sales to other utilities and public authorities. The Company also serves approximately 453,000 gas customers, 408,000 of which are residential, accounting for 62% of the gas revenues, with the balance of the gas revenues made up by the commercial/industrial customers and off-system sales.

SEGMENTS OF BUSINESS:

For information concerning the Company's electric and gas financial and operating results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1995, "Selected Financial Data" and Notes 2, 3, and 11 of Notes to Financial Statements for the Year Ended December 31, 1995.

EMPLOYEES:

As of December 31, 1995, the Company had 5,688 full-time employees, of which 2,347 belong to Local 1049 and 1,342 belong to Local 1381 of the International Brotherhood of Electrical Workers. Effective February 14, 1996, the Company and these unions agreed upon contracts which will expire on February 13, 2001. The contracts provide, among other things, for wage increases totaling 15.5% over the term of the agreements.

REGULATION AND ACCOUNTING CONTROLS:

The Company is subject to regulation by the Public Service Commission of the State of New York (PSC) with respect to rates, issuances and sales of securities, adequacy and continuance of service, safety and siting of certain facilities, accounting, conservation of energy, management effectiveness and other matters. To ensure that its accounting controls and procedures are consistently maintained, the Company actively monitors these controls and procedures. The Audit Committee of the Company's Board of Directors, as part of its responsibilities, periodically reviews this monitoring program.

New York law requires that all utilities be periodically audited to identify those aspects of their operations, if any, which are in need of improvement. The results of the PSC Internal Control Practices audit and the Executive Compensation audit were issued during 1995. The Company is in the process of implementing improvements to address the audit findings.

The Company is also subject, in certain of its activities, to the jurisdiction of the United States Department of Energy (DOE) and the Federal Energy Regulatory Commission (FERC). In addition to its accounting jurisdiction, FERC has jurisdiction over the rates the Company may charge for the sale of electric energy for resale in interstate commerce, including the rates the Company charges for electricity sold to municipal electric systems within the Company's territory, and for the transmission, through the Company's system, of electric energy to other utilities or certain industrial customers. It is in the exercise of this jurisdiction over transmission that FERC is currently considering certain issues relating to competition in the electric industry. For a discussion of these FERC proceedings see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1995 under the heading "Competitive Environment". FERC also has some jurisdiction over a portion of the Company's gas supplies and substantial jurisdiction over transportation to the Company of its gas supplies.

Operation of Nine Mile Point Nuclear Power Station, Unit 2 (NMP2), a nuclear facility in which the Company has an 18% interest, is subject to regulation by the Nuclear Regulatory Commission (NRC).

LONG ISLAND POWER AUTHORITY PROPOSED PLAN:

A discussion of the Long Island Power Authority's (LIPA) proposed plan, regarding the restructuring/acquisition of the Company, appears in Note 10 of Notes to Financial Statements for the Year Ended December 31, 1995.

COMPETITIVE ENVIRONMENT:

A discussion of the competitive issues the Company faces appears in Note 10 of Notes to Financial Statements for the Year Ended December 31, 1995.

ELECTRIC OPERATIONS:

General

The Company's system energy requirements are supplied from sources located both on and off Long Island.

The following table indicates the 1995 summer capacity of the Company's generating facilities, Internal Combustion Units (IC) and facilities under its control as reported to the New York Power Pool (NYPP) in December 1995:

                                                                          Mega-
Location of Units           Description            Fuel        Units      watts

COMPANY OWNED

Northport, L.I.             Steam Turbine          Dual*         2          781
                                                   Oil           2          740

Port Jefferson, L.I.        Steam Turbine          Oil           2          382

Glenwood, L.I.              Steam Turbine          Gas           2          221

Island Park, L.I.           Steam Turbine          Dual          2          386

Far Rockaway, L.I.          Steam Turbine          Dual          1          109

Throughout L.I.             IC Units               Dual         12          281
                                                   Oil          30        1,057

JOINTLY OWNED

NMP2 (18% Share)
Oswego, New York            Steam Turbine          Nuclear       1          203


OWNED BY THE NEW
YORK POWER AUTHORITY

Holtsville, L.I.           Combined Cycle          Dual          1          142

       Total                                                    55        4,302
                                                                ==        =====



*Dual - Oil or natural gas, whichever is more economical.

Additional generating facilities owned by others, such as independent power producers (IPPs) and cogenerators located on Long Island and investor-owned and public electric systems located off Long Island, provide the balance of the Company's energy supplies.

The maximum demand on the Company's system to date was 4,077 Megawatts (MW) on August 4, 1995, representing 84% of its total available capacity of 4,873 MW on that day, which included 713 MW of firm capacity purchased from other sources. By agreement with the NYPP, the Company is required to maintain, on a monthly basis, an installed and contracted firm power reserve generating capacity equal to at least 18% of its actual peak load. The Company is currently meeting this NYPP requirement.

System Requirements, Energy Available and Reliability

In 1995, system kilowatt hour (kWh) energy requirements on the Company's system were .2% lower than in 1994. The Company forecasts a 0.1% decrease and 1.2% increase, relative to 1995's experience in system energy requirements for the years 1996 and 1997, respectively. However, for the period 1998-2007, the Company forecasts an average annual growth rate in system energy requirements of 1.0%. With the availability of electricity provided by the Company's existing generating facilities, including its portion of energy generated at NMP2 and by power purchased from other electric systems and certain non-Company owned facilities located within the Company's service territory, the Company believes it has adequate generating sources to meet its energy demands for the next several years.

The percentages of total energy available by type of fuel for electric operations for the years 1995, 1994 and 1993 are as follows:

  Fuel Mix                                                   (Based on MW Hours)
                                            1995        1994         1993
Oil                                          17%         25%          34%
Natural Gas                                  36          23           19
Nuclear (NMP2)                                7           9            7
Purchased Power                              40          43           40
Total                                       100%        100%         100%

Energy Sources

Total energy provided by oil and natural gas is generated on the Company's own system while the nuclear generation is provided from NMP2. The total energy provided by purchased power is described below.

Oil
In recent years, the Company has been able to reduce its oil requirements by burning natural gas. Oil consumption in 1995 was 5.2 million barrels compared to
7.5 million barrels in 1994. The availability and cost of oil used by the Company are affected by factors beyond its control such as the international oil market, environmental regulations, conservation measures and the availability of alternative fuels. The Company's fuel oil is supplied principally by five suppliers.

For information concerning federal and other regulatory environmental limitations on fuel oil burned by the Company, see "Environment -Air." For additional information concerning the recovery of electric fuel costs, see Note 1 of Notes to Financial Statements for the Year Ended December 31, 1995.

Natural Gas
Several of the Company's generating stations have the capability of burning either oil or natural gas. These dual-fired units enable the Company to burn the most cost efficient fuel thereby reducing the Company's dependency on oil. In 1995 the Company completed the conversion of the second dual-fired unit at the Northport Power Station and began work on the conversion of two units at its Port Jefferson Power Station. These two units have projected completion dates of December 1996 and May 1997. Gas consumption in 1995 was 69.8 million dekatherms
(Dth) compared to 44.3 million Dth in 1994. In 1995, 67% of the energy generated by the Company's steam and internal combustion units was produced by burning natural gas. In 1992, that percentage was approximately 33%.

Nuclear
The Company holds an 18% interest in NMP2, a 1,143 MW nuclear generating unit near Oswego, New York. The cotenants of NMP2, in addition to the Company, are Niagara Mohawk Power Corporation (NMPC) (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric Corporation (14%) and Central Hudson Gas & Electric Corporation (9%).

For additional  information on NMP2 and nuclear plant insurance,  see Note 5 and
Note 10 of Notes to Financial Statements for the Year Ended December 31, 1995.

Purchased Power
To keep electric rates as low as possible, the Company provides its customers with the most economical energy available. Often, this energy is generated at more economical power plants within other electric systems and transmitted to the Company through its interconnections. In addition, the Company purchases energy from sources located within its service territory including the New York Power Authority (NYPA) Holtsville facility, IPPs and cogenerators. IPPs and cogenerators located within the Company's service territory provided approximately 204 MW of capacity to the Company in 1995. Capacity from these sources is expected to remain at approximately the same level in 1996.

In 1995, 1994 and 1993, IPPs and cogenerators provided 9.7%, 9.3% and 9.5% respectively, of the Company's total system energy available. The Company does not expect any new major IPPs or cogenerators to be built on Long Island in the foreseeable future. Among the reasons supporting this conclusion is the Company's belief that the market for IPPs and cogenerators to provide power to the Company's remaining commercial and industrial customers is small. Furthermore, under federal law, the Company is required to buy energy from qualified producers at the Company's long-range avoided costs. Current long-range avoided cost estimates for the Company have significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company and with existing IPPs. For additional information respecting competitive issues facing the Company, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1995 under the heading "Competitive Environment".

Interconnections
Five interconnections allow for the transfer of electricity between the Company and members of the NYPP and the New England Power Pool. Energy from these sources is transmitted pursuant to transmission agreements with NMPC, NYPA, Northeast Utilities Service Company (NUSCO), a co-owner of one of these interconnections, and Consolidated Edison Company of New York, Inc. (Con Edison) and displaces energy which would otherwise be generated on the Company's system at a higher cost. The capacity of these interconnections is utilized for Company requirements including the transmission of the Company's share of power from NMP2, the requirements of Con Edison, a co-owner with the Company of three of these interconnections, and the requirements on Long Island of NYPA, the owner of one of these interconnections.

Conservation Services

A  discussion  of  conservation   services  appears  in  Item  7,  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1995 under the heading "Conservation Services".

The 1989 Settlement

On February 28, 1989, the Company and the State of New York entered into the 1989 Settlement resolving certain issues relating to the Company and providing, among other matters, for the financial recovery of the Company and for the transfer of the Shoreham Nuclear Power Station (Shoreham) to LIPA for its subsequent decommissioning.

A discussion of the 1989 Settlement and Shoreham decommissioning appears in Note 2 of Notes to Financial Statements for the Year Ended December 31, 1995.

Electric Rates

A discussion of electric rates appears in Note 3 of Notes to Financial Statements for the Year Ended December 31, 1995.

GAS OPERATIONS:

General

In 1995, the Company was an active participant in proceedings before FERC in an effort to reduce interstate pipeline charges, to improve operational tariffs and to mitigate any adverse impact from interstate pipeline filings on the Company's customers. In addition, in 1996, the Company will actively participate in the proceedings before the PSC in an attempt to positively influence the establishment of the new competitive natural gas marketplace within the State of New York.

Gas System Requirements

At December 31, 1995 and 1994, the Company had a monthly average of 452,906 and 447,689 firm gas customers, respectively. The monthly average of space heating customers was 280,479 and 273,633, respectively at December 31, 1995 and 1994. Total firm sales in 1995 were approximately 58,704,000 Dth, compared to 58,889,000 Dth in 1994. The maximum daily sendout experienced on the Company's gas system in 1995 was 564,874 Dth on February 6, 1995. The forecasted maximum daily sendout for the 1995-96 winter season (November 1 - March 31) is 622,000 Dth, representing 87% of the Company's per day capability of 717,035 Dth for this period. The Company recovers the cost of its gas supply from its customers through provisions in the Company's rate schedules.

Continuing its recent efforts to expand its base of customers, the Company is actively marketing its natural gas services to potential customers. In step with regulatory changes in the gas industry, the Company has proposed a firm transportation program that will enable gas customers to choose their gas supplier. The Company is educating its customers to make them aware of all the services that the Company provides. In addition, the Company's proposed transportation rates may attract new customers to the Company.

Another growth area being pursued is the Natural Gas Vehicle (NGV) market. Although recent changes in federal funding and mandates have made NGV promotion more difficult, this market still has a high growth potential, especially in large fleet applications. NGV fueling stations have been completed at two Company locations, with both sites suited to refuel the Company and U.S. Post Office vehicles which utilize natural gas as fuel.

Peak Day Capability
The Company's gas peak day capability to meet its 1995-96 winter season requirements is summarized in the following portfolio:

      Peak Day Capability                       Dth per day
      Firm Transportation Capacity                 248,486
      Storage                                      302,009
      Cogen Deliveries                              41,840
      Peak Shaving                                 124,700
                                                   -------
      Total                                        717,035
                                                   =======


Firm Transportation Capacity
The Company has contracted for 306,486 Dth per day of year-round pipeline transportation capacity, of which options to purchase 58,000 Dth per day for the 1995-1996 winter season have been sold. This year-round transportation capacity is provided by four interstate pipeline companies: Transcontinental, Texas Eastern, Tennessee Gas Pipeline Company and Iroquois Gas Transmission System. The Company, is a general partner in the Iroquois pipeline through its wholly owned subsidiary, LILCO Energy Systems, Inc., with an equity share of 1%.

Storage
To assure necessary quantities to meet higher winter demand, the Company also has long-term firm storage services which provide a total operation supply of approximately 302,009 Dth per day, with a total capacity of 24,203,885 Dth for the winter period. Of these totals, 291,789 Dth per day or a total capacity of 22,977,485 Dth is provided by gas storage fields in Pennsylvania and 10,220 Dth per day or a total capacity of 1,226,400 Dth is provided by a gas storage field in upstate New York operated by Honeoye Storage Corporation (Honeoye). The Company currently owns 23-1/3% of the common stock of Honeoye.

In order to provide the Company with greater security of supply and enhanced operational flexibility in meeting peak-day requirements, the Company also contracts for storage capacity in Louisiana and Mississippi. The Company has no incremental firm pipeline transportation capacity for these supplies. Up to 52,461 Dth per day can be withdrawn from the Washington storage facility in Louisiana which has a total storage capacity of 4,459,220 Dth. Up to 18,300 Dth per day can be withdrawn from the Eminence, Mississippi storage facility and up to 25,000 Dth per day can be withdrawn from the Hattiesburg, Mississippi storage facility. The Eminence and Hattiesburg facilities have total storage capabilities of 147,296 Dth and 250,000 Dth, respectively.

Cogen Deliveries
The Company has contract rights with NYPA to receive a total of 900,000 Dth during a continuous 100-day period between November 1 and March 31 of each winter season at a daily rate not to exceed 30,840 Dth per day. Also, the Company has contract rights with Nissequogue Cogen facility to receive a total of up to 330,000 Dth for 30 days during each winter season at a daily rate not to exceed 11,000 Dth per day. In addition, the Company has the right to request 812,500 Dth in the winter period from TBG Cogen Facility with the obligation to return the actual taken quantities in kind during the following summer period.

Peak Shaving
The Company has its own peak shaving supplies to meet its requirements on excessively cold winter days. They include a liquefied natural gas plant with a storage capacity of approximately 600,000 Dth of gas and vaporization facilities which provide 103,300 Dth per day to the peakday capability of the Company's system. In addition, the Company has propane facilities that produce 21,400 Dth per day of peak shaving with a storage capacity of approximately 100,000 Dth.

Firm Gas Supply
The Company has 212,069 Dth per day of firm supplies, of which 83,175 Dth per day are Canadian and 128,894 Dth per day are domestic. Included in the long-term firm Canadian gas is 2,525 Dth per day of gas contracted with Boundary Gas, Inc. (Boundary). The Company owns 2.7% of the common stock of Boundary, a corporation formed with 14 other gas utility companies to act as a purchasing agent for the importation of natural gas from Canada. The Company also purchases 91,223 Dth per day in both the seasonal and monthly spot markets. In addition, the Company contracts for 3,194 Dth per day of winter seasonal supply on a month-to-month or winter-term basis.

Gas Rates

A discussion of gas rates appears in Note 3 of Notes to Financial Statements for the Year Ended December 31, 1995.

Other Activities

As a result of FERC Order 636, pipeline companies can no longer act as sales agents to "bundle" the mix of services from the producers and other interstate pipeline companies. This "unbundling" of gas transportation activities and the need for local distribution companies to negotiate directly with producers, other suppliers and with pipeline companies has provided the Company with new business opportunities. These new opportunities include providing gas to non-traditional markets, including local distribution companies and end-users from Mississippi to Connecticut. In 1995 and 1994, total activity in this area generated revenues of $24 million and $26 million, respectively. The Company's firm gas customers receive 85% and its shareholders receive 15% of the profit realized from this activity.

Recovery of Transition Costs

Transition costs are the costs associated with unbundling the pipeline companies' merchant services in compliance with FERC Order No. 636. They include pipeline companies' unrecovered gas costs and the costs that pipelines incur as a result of reforming or terminating their gas supply contracts. In order to recover transition costs, pipeline companies must demonstrate to FERC that such costs were attributable to Order No. 636 and that they were prudently incurred. While the Company has challenged, on both eligibility and prudence grounds, its supplier pipelines' efforts to recover their claimed transition costs, the Company presently estimates that its total transition costs will be approximately $9 million. As of December 31, 1995, the Company has paid approximately $7 million of these transition costs and is currently collecting these costs from its gas customers in rates.

ENVIRONMENT:

General

The Company's ordinary business operations necessarily involve materials and activities which subject the Company to federal, state and local laws, rules and regulations dealing with the environment, including air, water and land quality. These environmental requirements may entail significant expenditures for capital improvements or modifications and may expose the Company to potential liabilities which, in certain instances, may be imposed without regard to fault or for historical activities which were lawful at the time they occurred. Enacted laws which may impose such potential liabilities include (but are not limited to) the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), the federal Toxic Substances Control Act, the federal Clean Water Act (CWA), and the federal Clean Air Act (CAA).

Air

Federal, state and local regulations affecting new and existing electric generating plants govern emissions including sulfur dioxide (SO2) and nitrogen oxide (NOx) and, potentially in the future, hazardous air pollutants.

Sulfur Dioxide Requirements
The laws governing the sulfur content of the fuel oil being burned by the Company are administered by the New York State Department of Environmental Conservation (DEC) in compliance with the United States Environmental Protection Agency (EPA). The Company does not expect to incur any costs to satisfy the 1990 amendments to the federal CAA with respect to the reduction of SO2 emissions, since the Company already uses oil with acceptably low levels of sulfur and natural gas as boiler fuels.

Continuous  Emissions  Monitoring and NOx Requirements
During 1995, the Company spent approximately $4.9 million in its ongoing effort to comply with the 1990 amendments to the federal CAA. These expenditures were necessary to meet continuous emissions monitoring (CEM) requirements, Phase I NOx reduction requirements and for upgrades to particulate control systems. Expenditures for CEMs in

1995 totaled $0.4 million. Expenditures for Phase I NOx and particulate controls were $1.3 million. In 1995, the Company spent $3.2 million to upgrade its NOx control systems. As a result of this earlier-than-required upgrade, the Company generated NOx reduction credits which were sold for a price in excess of $3.2 million.

Subject to requirements that are expected to be promulgated in forthcoming regulations, the Company estimates that it may be required to spend an additional $50 to $60 million by the year 2003 to meet Phase II and Phase III NOx reduction requirements under the federal CAA. In an effort to minimize costs associated with anticipated NOx reduction requirements, the Company is engaged in an extensive research and development project, along with several other organizations who have provided co-funding, to demonstrate an innovative NOx reduction technology at one of its power stations. Through 1995, approximately $7 million have been expended by all of the co-funders, of which the Company has contributed about $4.3 million.

Hazardous Air Pollutants
Utility boilers are presently exempt from regulation as sources of hazardous air pollutants until the EPA completes a study of the risks, if any, to public health reasonably anticipated to occur as a result of emissions by electric generating units. The EPA is expected to make a determination concerning the need for control of hazardous air pollutants from utility facilities in 1996. Until such determination is made by the EPA, the Company cannot fully determine what, if any, costs will be incurred for the control of hazardous air pollutants. The Company currently estimates that it may be required to spend approximately $3.8 million by the year 2000 to meet the potential requirements for the control of hazardous air pollutants from its power plants.

Electromagnetic Fields
Electromagnetic fields (EMF) occur naturally and also are produced wherever there is electricity. These fields exist around power lines and other utility equipment. The Company is in compliance with all applicable regulatory standards and requirements concerning EMF. The Company also monitors scientific developments in the study of EMF, contributes to funding for research efforts and is actively involved in customer and employee outreach programs to inform the community of EMF developments as they occur. Although an extensive body of scientific literature has not shown an unsafe exposure level or a causal relationship between EMF exposure and adverse health effects, concern over the potential for adverse health effects will likely continue without final resolution for some time.

To date, the Company has not been involved in any matter that alleged such a causal relationship. However, four residential property owners have initiated separate lawsuits against the Company alleging that the existence of EMF has diminished the value of their homes. These actions are in the preliminary stages of discovery and their outcome is uncertain. The Company is currently unable to predict the impact, if any, that EMF-related matters will have on its financial position.

Water

In 1995, the Company spent $1.8 million to upgrade its waste water treatment facilities and for other measures designed to protect surface and ground water quality. The Company plans to spend approximately $1.5 million for continued enhancements in 1996.

Under the federal CWA and the New York State Environmental Conservation Law, the Company is required to obtain a state Pollutant Discharge Elimination System permit to discharge into the waters of the United States or New York State. The DEC has the jurisdiction to issue these permits and their renewals and has issued permits for the Company's generating units. The permits allow the continued use of the circulating water systems which have been determined to be in compliance with state Water Quality Standards. The permits also allow for the continued use of the chemical treatment systems and for the continued discharge of water in accordance with applicable permit limits.

Long Island Sound Transmission Cables
The Connecticut Department of Environmental Protection (DEP) and the Company have signed an Administrative Consent Order (ACO) which will require the Company to address leaks from an electric transmission cable located under the Long Island Sound (Sound Cable). The Sound Cable is jointly owned by the Company and the Connecticut Light and Power Company, a subsidiary of Northeast Utilities. Specifically, the order requires the Company to evaluate existing procedures and practices for cable maintenance, operations, fluid spill response procedures and to propose alternatives to minimize fluid spill occurrences and their impacts on the environment. Alternatives to be evaluated range from improving existing monitoring and maintenance practices to removal or replacement of the transmission cables. The Company is currently unable to determine the costs it will incur to complete the requirements of the ACO or to comply with any additional DEP requirements.

In addition, the Company has been served a subpoena from the U.S. Attorney for the District of Connecticut to supply certain written information regarding releases of fluid from the Sound Cable, as well as associated operating and maintenance practices for the cable. Since the investigation is in its preliminary stages, the Company is unable to determine the likelihood of a criminal proceeding being initiated at this time. However, the Company believes all activities associated with the response to releases from the Sound Cable were consistent with legal and regulatory requirements.

Land

Superfund imposes joint and several liability, regardless of fault, upon generators of hazardous substances for costs associated with environmental cleanup activities. Superfund also imposes liability for remediation of pollution caused by historical acts which were lawful at the time they occurred.

In the course of the Company's ordinary business operations, the Company is involved in the handling of materials that are deemed to be hazardous substances under Superfund. These materials include asbestos, metals, certain flammable and organic compounds and dielectric fluids containing polychlorinated biphenyls
(PCBs). Other hazardous substances may be handled in the Company's operations or may be present at Company locations as a result of historical practices by the Company or its predecessors in interest.

The Company has received notice concerning possible claims under Superfund or analogous state laws relating to a number of sites at which it is alleged that hazardous substances generated by the Company and other potentially responsible parties (PRPs) were deposited. Estimates of the Company's allocated share of costs for investigative, removal, and remedial activities at these sites range from preliminary to refined and are updated as new information becomes available. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these cleanup costs. However, the Company is unable to predict the amount of insurance recovery, if any, that it may obtain.

Metal Bank Superfund Site
The EPA has notified the Company that it is one of many PRPs that may be liable for the remediation of a licensed disposal site located in Philadelphia, Pennsylvania, and operated by Metal Bank of America. The Company and nine other PRPs, all of which are public utilities, entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS). Under a PRP participation agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS, which has been completed and is currently being reviewed by the EPA. The Company's total share of costs to date is approximately $0.5 million. The level of remediation required will be determined when the EPA issues its decision, but based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million. The Company has recorded a liability of $1.1 million representing its estimated share of the additional cost to remediate this site.

PCB, Inc. Superfund Sites
The Company has also been named a PRP for disposal sites in Kansas City, Kansas, and Kansas City, Missouri. The two sites were used by a PCB, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, dielectric oils, and materials containing PCBs. According to the EPA, the buildings' floor slabs and ceilings and the soil areas outside the buildings' loading docks are contaminated with PCBs. The Company is investigating allegations that it had made agreements for disposal of PCBs or items containing PCBs at this site.

In 1994, the EPA requested certain of the larger PRPs to form a group, sign an ACO, and conduct a cleanup program for the sites under the Toxic Substances Control Act, or, in the alternative, to perform a Superfund cleanup for the sites. At the meeting, the EPA provided the Company with documents indicating that the Company was responsible for less than 1% of the materials that were shipped to the Missouri site. The EPA has not yet completed compiling the documents for the Kansas site. The PRPs are attempting to organize for the purpose of developing and implementing acceptable cleanup programs for the sites. The Company is currently unable to determine its share of the cost to remediate these sites or the impact, if any, on the Company's financial position.

Port Washington Superfund Site
In 1989, the EPA notified the Company that it was a PRP for a landfill in Port Washington, New York. The Company does not believe that it has contributed to the contamination of the site and has declined the EPA's requests to participate in the investigation and remediation activities at the property. The Company has not received further communications regarding this site.

Liberty Superfund Site
The EPA has notified the Company that it is a PRP in a Superfund site located in Farmingdale, New York. Industrial operations took place at this site for at least fifty years. The PRP group has claimed that the Company should absorb expenses in the amount of approximately $0.1 million associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is currently unable to determine its share of the cost of remediation or the impact, if any, on the Company's financial position.

Manufactured Gas Plant Sites
The DEC has required the Company and other New York State utilities to investigate and, where necessary, remediate their former manufactured gas plant
(MGP) sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies produced manufactured gas. The Company expects to enter into an ACO with the DEC in 1996 regarding the management of environmental activities at these six properties. Although the exact amount of the Company's cleanup costs cannot yet be determined, based on the findings of investigations at two of these six sites, preliminary estimates indicate that it may cost approximately $35 million to clean up all of these sites through the year 2005 and accordingly, the Company has recorded a $35 million liability. The Company believes that the PSC will provide for future recovery of these costs and has recorded a $35 million regulatory asset. The Company is also evaluating its responsibilities with respect to several other former MGP sites that existed in its territory which it does not presently own. Research is underway to determine the existence and nature of operations and relationship, if any, to the Company or its predecessor companies. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products located on these sites.

Inwood Gas Holder Property
The Company entered into an ACO with the DEC to remediate lead-contaminated soils at a former distribution gas holder site in Inwood, New York that contained a gas holder coated with lead paint. Based on the current cleanup objectives, 1996 remediation costs are estimated at about $1 million.

North Hills Leak
The Company has undertaken remediation of certain soil locations in North Hills, New York that were impacted by a release of insulating fluid from an electrical cable in August 1994. The need for any further remediation has not, as yet, been finalized. If additional remediation is required, preliminary estimated cleanup costs expected to be incurred could range from $0.2 to $5 million over the next four years. The Company has initiated cost recovery actions against the third parties it believes are responsible for causing the cable leak, the outcome of which is uncertain.

Storage Facilities
As a result of petroleum leaks from underground storage facilities and other historical occurrences, the Company is required to investigate and, in certain cases, remediate affected soil and groundwater conditions at several facilities within its service territory. The aggregate costs of such remediation work could be between $3 and $5 million and are not expected to have a material impact on the Company's financial position.

The Company believes that all significant costs incurred with respect to environmental investigation and remediation activities will be recoverable through rates.

Nuclear Waste

Under the federal Low Level Radioactive Waste Policy Amendment Act of 1985, New York State was required, by January 1, 1993, to have arranged for the disposal of all low level, radioactive waste generated within the state or, in the alternative, contracted for the disposal of waste at an operating facility outside the state. As a result, New York has stated its intentions of arranging for an in-state disposal facility due to the large volume of low level radioactive waste it generated within the state, and has committed to develop a plan for the management of such waste during the interim period until a disposal facility is available. New York State is still developing a disposal methodology and acceptance criteria for a disposal facility. The latest New York State low level radioactive waste site development schedule now assumes two possible siting scenarios, a volunteer approach and a non-volunteer approach, either of which would begin operation in 2001. South Carolina has permitted low level radioactive waste generators outside the state, including New York, access to its waste disposal facility, effective July 1995. Previously, New York was denied access to the South Carolina waste disposal facility since the expiration of its contract in June 1994.

NMPC has implemented a low level radioactive waste management program that will properly handle interim on-site storage of low level radioactive waste for NMP2 for at least ten years. The Company's share of the costs associated with temporary storage and ultimate disposal are expected to be recovered in rates.

In addition, NMPC, on behalf of the NMP2 cotenants, has entered into a contract with the DOE for the permanent storage of NMP2 spent nuclear fuel. The Company reimburses NMPC for its 18% share of the cost under the contract at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses. The Company is collecting its portion of this fee from the Company's electric ratepayers. Progress in developing a permanent DOE repository for such high level radioactive material has been slow and it is anticipated that the DOE facility will not be available to accept deliveries until at least 2010. NMPC does not anticipate that the DOE will accept all of its spent fuel immediately upon the opening of its facility, but rather expects a transfer period that will extend to the year 2044. NMPC has several alternatives under consideration to provide additional storage facilities, as necessary. Each alternative will likely require NRC approval, may require other regulatory approvals and would likely require incurring additional costs.
Currently, all spent nuclear fuel from NMP2 is being stored at the NMPC site. The Company does not anticipate that the possible unavailability of a DOE facility until 2010 will inhibit the operation of NMP2.

For  information  concerning  environmental   litigation,   see  Item  3  -Legal
Proceedings--Environmental.

THE COMPANY'S SECURITIES:

General

The Company's securities are rated by Moody's Investors Service, Inc., Standard and Poor's Ratings Group, Fitch Investors Service, Inc. and Duff and Phelps, Inc. For information relating to the ratings of the Company's securities, see
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended
December 31, 1995.

The First Mortgage

With the early redemption of all outstanding First Mortgage Bonds in September 1995, the Company satisfied its obligation and discharged the lien of the First Mortgage. When the First Mortgage was discharged, the Company's outstanding General and Refunding Bonds (the G&R Bonds) became its only outstanding secured indebtedness.

The G&R Mortgage

The Company's General and Refunding Indenture dated June 1, 1975 (the G&R Indenture or G&R Mortgage) is a lien upon substantially all of the Company's properties. Outstanding at December 31, 1995 were approximately $2 billion of G&R Bonds. Additional information concerning the Company's G&R Mortgage is discussed below and in Note 7 of Notes to the Financial Statements for the Year Ended December 31, 1995.

Under the G&R Mortgage, the Company may issue G&R Bonds on the basis of either matured or redeemed G&R Bonds or on the basis of the Bondable Value of Property Additions (BVPA). Generally, when issuing G&R Bonds, the Company must satisfy a mortgage interest coverage requirement, known as the G&R Mortgage Interest Coverage. The G&R Mortgage Interest Coverage requires that the net earnings as defined in the G&R indenture, available for interest for any 12 consecutive calendar months within the 15 consecutive calendar months preceding the issuance of any G&R Bonds must be equal to at least two times the stated annual interest payable on outstanding G&R Bonds, including any new G&R Bonds. Under the G&R Mortgage Interest Coverage, the Company would currently be able to issue approximately $4.9 billion of additional G&R Bonds based upon net earnings for the 12 months ended December 31, 1995 and an assumed interest rate of 9% for such additional G&R Bonds. A change of 1/8 of 1% in the assumed interest rate of such G&R Bonds would result in a change of approximately $67 million in the amount of such G&R Bonds that the Company could issue. The maximum amount of additional G&R Bonds which the Company is currently able to issue on the basis of either matured or retired G&R Bonds and on the basis of the BVPA is approximately $627 million.

Under the provisions of the G&R indenture, the Company must also satisfy by June 30 of each year a Sinking Fund requirement which is equal to 1% of the total of all G&R Bonds outstanding on December 31 of the prior year. The Sinking Fund requirement can be satisfied by depositing cash with the Trustee which can be withdrawn later by substituting 60% of BVPA or retired G&R Bonds when they become available, or an amount not exceeding 60% of BVPA or the principal amount of retired G&R Bonds. The Company believes that, based upon currently scheduled redemptions and maturities, it will have sufficient retired G&R Bonds for the foreseeable future to satisfy the requirements of the G&R Sinking Fund. Based upon this calculation for the year ended December 31, 1995, the Sinking Fund requirement is $25 million which will be satisfied by June 30, 1996. The Company is planning to satisfy this requirement in 1996 with retired G&R Bonds, property additions or cash.

The G&R Mortgage also has a Maintenance Fund covenant which requires that the aggregate amount of property additions added subsequent to December 31, 1974 must be, as of the end of each calendar year subsequent to 1974, at least equal to the cumulative provision for depreciation (as defined in the G&R Mortgage) from December 31, 1974. The G&R Mortgage requires cash (or retired G&R Bonds) to be deposited to satisfy the Maintenance Fund requirement only when such cumulative provision for depreciation exceeds such aggregate amount of property additions. As of December 31, 1995, the amount of such cumulative property additions calculated pursuant to the G&R Mortgage was approximately $10.0 billion, including approximately $5.5 billion of property additions attributable to Shoreham. Also, as of December 31, 1995, the amount of the cumulative provision for depreciation, similarly calculated, was approximately $1.7 billion. The Company anticipates that the aggregate amount of property additions will continue to exceed the cumulative provision for depreciation.

Unsecured Debt

The Company's G&R Mortgage and its Restated Certificate of Incorporation do not contain any limitations upon the issuance of unsecured debt. The Company's unsecured debt consists of Debentures and certain tax-exempt securities.

The Company's Debenture Indenture, dated as of November 1, 1986, as supplemented, and its Debenture Indenture, dated as of November 1, 1992, as supplemented, (together, the Debenture Indentures) each provide for the issuance of an unlimited amount of Debentures to be issued in amounts that may be authorized from time to time in one or more series. The Debentures are unsecured and rank pari passu with all other unsecured indebtedness of the Company subordinate to the obligations secured by the Company's G&R Mortgage. At December 31, 1995, there were approximately $2.3 billion of Debentures outstanding.

As of December 31, 1995, the Company had outstanding approximately $917 million principal amount of promissory notes, securing: (i) $2 million of tax-exempt Industrial Development Revenue Bonds (IDRBs); (ii) approximately $215 million of tax-exempt Pollution Control Revenue Bonds (PCRBs); and (iii) $700 million of tax-exempt Electric Facility Revenue Bonds (EFRBs). Of these amounts, certain series are subject to periodic tenders.

For additional information respecting tender provisions and other information on the Company's outstanding debt securities see Note 7 of Notes to Financial Statements for the Year Ended December 31, 1995.

Equity Securities

Preferred Stock
The Company's Restated Certificate of Incorporation provides that the Company may not issue additional preferred stock unless for any 12 consecutive calendar months within the 15 calendar months immediately preceding the calendar month within which such additional shares shall be issued, the net earnings of the Company available for the payment of interest charges on the Company's interest-bearing indebtedness, determined after provision for depreciation and all taxes, and in accordance with sound accounting practice, shall have been at least one and one-half times the aggregate of the annual interest charges on the interest-bearing indebtedness of the Company and annual dividend requirements on all shares of preferred stock to be outstanding immediately after the proposed issue of such shares of the preferred stock (the Earnings Ratio). The Company currently satisfies the Earnings Ratio and could issue up to approximately $450 million of preferred stock. When the proceeds from the sale of the preferred stock to be issued are used to redeem outstanding preferred stock, the requirement to satisfy the Earnings Ratio is not applicable, if the dividend requirement and the requirements for redemption in a voluntary liquidation of the preferred stock to be issued do not exceed the respective amounts for the preferred stock which is to be retired. Additional preferred stock may also be issued beyond amounts permitted under the Earnings Ratio with the approval of at least two-thirds of the votes entitled to be cast by the holders of the total number of shares of outstanding preferred stock.

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

Preference Stock
Issuance of preference stock, which is subordinate to the Company's preferred stock, but senior to its common stock, with respect to declaration and payment of dividends and the right to receive amounts payable on any dissolution, does not require satisfaction of a net earnings test or any other coverage requirement, unless established by the Board of Directors for one or more series of preference stock, prior to the issuance of such series. No preference stock has been issued by the Company, nor does the Company currently plan to issue any.

Common Stock
The Company's common stock is listed on the New York and Pacific Stock Exchanges, and is traded under the symbol "LIL". The Board of Directors' current policy is to pay cash dividends on the common stock on a quarterly basis. However, before declaring any dividends, the Company's Board of Directors considers, among other factors, the Company's financial condition, its ability to comply with provisions of the Company's Restated Certificate of Incorporation and the availability of retained earnings, future earnings and cash.

EXECUTIVE OFFICERS OF THE COMPANY:

Current information regarding the Company's Executive Officers, all of whom serve at the will of the Board of Directors, follows:

William J. Catacosinos: Dr. Catacosinos has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1984, and as a Director since December 1978. He currently chairs the Executive Committee of the Company's Board of Directors. Dr. Catacosinos also served as President of the Company from March 1984 to January 1987 and from March 1994 to present. Dr. Catacosinos, 65, a resident of Mill Neck, Long Island, earned a bachelor of science degree, a masters degree in business administration and a doctoral degree in economics from New York University. Dr. Catacosinos is a member of the Boards of First National Bank of L.I., U.S. Life Corporation, the Long Island Association, the Business Alliance for a New New York, and a member of the Advisory Committee of the Huntington Township Chamber Foundation. He is the former Chairman and Chief Executive Officer of Applied Digital Data Systems, Inc., Hauppauge, New York; served as Chairman of the Board and Treasurer of Corometric Systems, Inc. of Wallingford, Connecticut; and served as Assistant Director at Brookhaven National Laboratory, Upton, New York. Dr. Catacosinos is a former member of the Boards of Utilities Mutual Insurance Company; Ketema, Inc.; Austin International Communications; and the German American Chamber of Commerce.

Theodore A. Babcock: Treasurer since February 1994, and Assistant Corporate Secretary since January 1996, Mr. Babcock joined the Company in July 1992 as Assistant Treasurer. He previously spent five years in the AMBASE Corporation as an Assistant Vice President and was promoted in 1988 to Vice President and Treasurer. Prior to AMBASE, Mr. Babcock spent 11 years with the Associated Dry Goods Corporation where he was promoted to Assistant Treasurer and Director of Corporate Treasury Operations in 1984. Mr. Babcock, 41, received a bachelor of science degree in accounting from Manhattan College and a masters degree in finance from Iona College.

James T. Flynn: Chief Operating Officer since March 1994 and Executive Vice President since April 1992, Mr. Flynn joined the Company in October 1986 as Vice President of Fossil Production. He later assumed the position of Group Vice President, Engineering and Operations. Before joining the Company, Mr. Flynn, 62, was General

Manager-Eastern Service Department for General Electric. His career began as a member of General Electric's Technical Marketing Program in 1957. He holds a bachelor of science degree in mechanical engineering from Bucknell University and is a Licensed Professional Engineer in the State of Pennsylvania.

Joseph E. Fontana: Controller of the Company since October 1994, Mr. Fontana joined the Company in December 1992 as Director of Accounting Services. He held the position of Assistant Controller from February 1994 through September 1994. In his capacity as Controller, Mr. Fontana serves as the Chief Accounting Officer. Mr. Fontana is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Before joining the Company, Mr. Fontana was a Senior Manager at the international accounting firm, Ernst & Young LLP. Mr. Fontana, 38, holds a bachelor of science degree in accounting from Westchester State College and is a Certified Public Accountant.

Robert X. Kelleher: Vice President of Human Resources since July 1986, Mr. Kelleher joined the Company in 1959 and has held various managerial positions in the Finance, Accounting, Purchasing, Stores and Employee Relations organizations. He was Industrial Relations Manager from 1975 to 1979, Manager of the Employee Relations Department from 1979 to 1985 and Assistant Vice President of the Employee Relations Department from 1985 to 1986. Mr. Kelleher, 59, is a graduate of St. Francis College and the Human Resources Management and Executive Management Programs of Pennsylvania State University. Mr. Kelleher is a member of the American Compensation Association, Personnel Directors Council, Industrial Relations Research Institute, and Edison Electric Institute's Labor Relations Committee.

John D. Leonard, Jr.: Vice President of Engineering and Construction since April 1994, Mr. Leonard joined the Company in 1984 as Vice President of Nuclear Operations. He continues to be responsible for nuclear issues. Mr. Leonard assumed additional duties as Vice President of Corporate Services from July 1989 through March 1994. Mr. Leonard was the Vice President and Assistant Chief Engineer for Design and Analysis at the New York Power Authority, from 1980 to 1984. Prior to this position, he served as a Resident Manager of the Fitzpatrick Nuclear Power Plant for approximately five years. Before accepting a position at the New York Power Authority, Mr. Leonard served as Corporate Supervisor of Operational Quality Assurance of the Virginia Electric Power Company from 1974 to 1976. In 1974, Mr. Leonard retired with the rank of Commander from the United States Navy, having commanded two nuclear-powered submarines in a career that spanned 20 years. He holds a bachelor of science degree from Duke University and a master of science degree from the Naval Post Graduate School. He is 63 and a Licensed Professional Engineer in the State of New York.

Adam M. Madsen: Vice President of Corporate & Strategic Planning since 1984, Mr. Madsen, 59, holds a bachelors degree in electrical engineering from Manhattan College and a master of science degree in nuclear engineering from Long Island University. He has been with the Company since 1961, serving in various engineering positions including Manager of Engineering from 1978 to 1984. Prior to that time, he held the position of Manager of the Planning Department. Since 1978, Mr. Madsen has been the Company's representative to the Planning Committee of the New York Power Pool. He is a member of the Northeast Power Coordinating Council's Executive Committee and the Council's Reliability Coordinating Committee. He also serves on the Board of Directors of the Empire State Electric Energy Research Company. Mr. Madsen is a Licensed Professional Engineer in the State of New York.

Kathleen A. Marion: Vice President of Corporate Services since April 1994 and Corporate Secretary since April 1992, Ms. Marion has served as Assistant to the Chairman since April 1987. She was Assistant Corporate Secretary from April 1990 to 1992. Ms. Marion, 41, has a bachelor of science degree in business and finance from the State University of New York at Old Westbury.

Arthur C. Marquardt: Senior Vice President of Gas Business Unit since March 1992, Mr. Marquardt joined the Company in January 1991. He held the position of Vice President of Strategic Business Planning from January 1991 through March 1992. He is Chairman of the New York Facilities Executive Committee, a Director of the Huntington Chamber of Commerce, the Huntington Chamber Foundation and the Long Island Builders Institute, and a member of the Family Service League Business Advisory Council. He has had extensive and varied business experience at Combustion Engineering Inc.; General Electric Company; Quadrex Corporation; and Pacific Nuclear Systems, Inc. where he was President and Chief Operating Officer. Mr. Marquardt, 49, received a bachelor of science degree in mechanical engineering from Tufts University.

Brian R. McCaffrey: Vice President of Administration since March 1987, Mr. McCaffrey joined the Company in 1973. Mr. McCaffrey, 51, holds a bachelor of science degree in aerospace engineering from the University of Notre Dame. He also received a master of science degree in aerospace engineering from Pennsylvania State University and a master of science degree in nuclear engineering from Polytechnic University. He is a Licensed Professional Engineer in the State of New York. Prior to this assignment as Vice President, Mr. McCaffrey served in many positions in the nuclear organizations of the Company and positions in engineering capacities associated with gas turbine and fossil power station projects. Mr. McCaffrey is a member of the Executive Board of the Suffolk County Council Boy Scouts of America.

Joseph W. McDonnell: Vice President of External Affairs since July 1992, Dr. McDonnell, joined the Company in 1984. Dr. McDonnell was Assistant to the Chairman from 1984 through 1988 when he was named Vice President of
Communications. Prior to joining the Company, he was the Director of Strategic Planning and Business Administration for Applied Digital Data Systems, Inc. and Associate Director of the University Hospital at the State University of New York at Stony

Brook. Dr. McDonnell, 44, holds bachelor of arts and master of arts degrees in philosophy from the State University of New York at Stony Brook and a Ph.D in communications from the University of Southern California.

Leonard P. Novello: Mr. Novello joined the Company in April 1995 as General Counsel. Before joining the Company, Mr. Novello was General Counsel at the international accounting firm of KPMG Peat Marwick. As General Counsel, Mr.
Novello advised senior management on a variety of litigation and corporate issues and was responsible for all legal matters arising out of the firm's operations and its audit, tax and management consulting engagements. Prior to joining Peat Marwick in 1975 as an Associate General Counsel, Mr. Novello was associated with the New York law firm of Cravath, Swaine and Moore. Mr. Novello is active in professional associations and is a member of the Executive Committee of the Litigation Commercial and Federal Section of the New York State Bar Association, a member of the Professional Responsibility Committee of the Association of the Bar of the City of New York and is a Vice-President of the Federal Bar Council. He is also a member of the Executive Committee of the CPR Institute for Dispute Resolution. Mr. Novello, 55, has a bachelor's degree from the College of the Holy Cross and a juris doctorate from Fordham University.

Anthony Nozzolillo: Senior Vice President of Finance and Chief Financial Officer of the Company since February 1994, Mr. Nozzolillo served as the Company's Treasurer from July 1992 to February 1994. He has been with the Company since 1972 serving in various positions including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo is a former member of the Boards of Utilities Mutual Insurance Company. Mr. Nozzolillo, 47, holds a bachelor of science degree in electrical engineering from the Polytechnic Institute of Brooklyn and a master of business administration degree from Long Island University C.W. Post Campus.

Richard Reichler: Deputy General Counsel and Vice President of Financial Planning and Taxation since December 1994, Mr. Reichler held the position of Assistant Vice President for Tax and Benefits Planning from October 1992 through December 1994. Prior to joining the Company, he was a partner in the international accounting firm of Ernst & Young LLP for twenty-three years. Mr. Reichler, 61, holds a bachelor of arts degree from Columbia College and a bachelor of law degree from Columbia University School of Law. Since 1989, he has taught various courses at Baruch College, including state and local taxation, corporate taxation and real estate taxation. He has authored several publications on tax and employee benefit topics and has served as a member of the Executive Committee of the Tax Section of the New York State Bar Association and as an Advisor to the Urban Development Corporation High Technology Advisory Council.

William G. Schiffmacher: Vice President of Customer Relations since April 1994, Mr. Schiffmacher held the position of Vice President of

Electric Operations from July 1990 through March 1994. He joined the Company in 1965 after receiving a bachelor of electrical engineering degree from Manhattan College. Mr. Schiffmacher, 52, also holds a master of science degree in management engineering from Long Island University. He has held a variety of positions in the Company, including Manager of Electric System Operations, Manager of Electrical Engineering and Vice President of Engineering and Construction.

Robert B. Steger: Vice President of Electric Operations since April 1994, Mr. Steger held the position of Vice President of Fossil Production from February 1990 through March 1994. He joined the Company in 1963 and has since held progressive operating and engineering positions including Manager of Electric Production-Fossil from 1985 through 1989. Mr. Steger, 59, holds a bachelor of mechanical engineering degree from Pratt Institute and is a Licensed Professional Engineer in the State of New York.

William E. Steiger, Jr.: Vice President of Fossil Production since April 1994, Mr. Steiger, 52, held the position of Vice President of Engineering and Construction from July 1990 through March 1994. He has been with the Company since 1968. During his career with the Company, he has served, among other positions, as Lead Nuclear Engineer for Shoreham, Chief Operations Engineer for Shoreham, Plant Manager for Shoreham as well as Assistant Vice President of Nuclear Operations. Mr. Steiger, received a bachelor of science degree in marine engineering from the United States Merchant Marine Academy and a master of science degree in nuclear engineering from Long Island University.

Edward J. Youngling: Senior Vice President of the Electric Business Unit since April 1994, Mr. Youngling held the position of Vice President of Customer Relations and Conservation from March 1993 through March 1994. He joined the Company in 1968 as an Assistant Engineer in the electric production department and has held various positions in the offices of fossil production, engineering and nuclear operations including service as Department Manager of Nuclear Engineering. In 1988, Mr. Youngling was named Vice President of Conservation and Load Management. In 1990, Mr. Youngling became Vice President of Customer Relations. The Office of Customer Relations and the Office of Conservation were merged in March 1994. Mr. Youngling, 51, holds a bachelor of science degree in mechanical engineering from Lehigh University.

CAPITAL REQUIREMENTS, LIQUIDITY AND CAPITAL PROVIDED:

Information as to "Capital Requirements", "Liquidity" and "Capital Provided" appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading Liquidity and Capital Requirements and Capital Provided for the Year Ended December 31, 1995.


ITEM 2.       PROPERTIES

The location and general character of the principal properties of the Company are described in Item 1, "Business" under the headings "Electric Operations" and "Gas Operations."

ITEM 3.       LEGAL PROCEEDINGS

Shoreham

Pursuant to the LIPA Act, LIPA is required to make payments-in-lieu-of-taxes (PILOTs) to the municipalities that impose real property taxes on Shoreham. Pursuant to the 1989 Settlement, the Company agreed to fund LIPA's obligation to make Shoreham PILOTs. The timing and duration of PILOTs under the LIPA Act are the subject of litigation entitled LIPA, et al. v. Shoreham-Wading River Central School District, et al., brought in Nassau County Supreme Court by LIPA against, among others, Suffolk County, the Town of Brookhaven and the Shoreham-Wading River Central School District. The Company was permitted to intervene in the lawsuit. On January 10, 1994, the Appellate Division, Second Department, affirmed a lower court's March 29, 1993 decision holding, in major part, that the Company is not obligated for any real property taxes that accrued after February 28, 1992, attributable to property that it conveyed to LIPA, that PILOTs commenced on March 1, 1992, that PILOTs are subject to refunds and that the LIPA Act does not provide for the termination of PILOTs. Generally, these holdings are favorable to the Company. In October 1995, the Court of Appeals granted the parties' motion for leave to appeal the lower court decision following an agreement between the parties to voluntarily dismiss outstanding causes of action. The proper amount of PILOTs is to be determined in pending litigation described immediately below.

The costs of Shoreham included real property taxes imposed by, among others, the Town of Brookhaven on Shoreham and capitalized by the Company during construction. The Company had sought judicial review in New York Supreme Court, Suffolk County (Long Island Lighting Company v. The Assessor of the Town of Brookhaven, et al.) of the assessments upon which those taxes were based for the years 1976 through 1992 (excluding 1979). The Supreme Court consolidated the review of the tax years at issue into two phases: 1976 through 1983, excluding 1979, which had been settled (Phase I); and 1984 through 1992 (Phase II). In October 1992, the Supreme Court ruled that

Shoreham had been overvalued for real property tax purposes for Phase I. In May 1995, the New York Court of Appeals denied the request of the Town of Brookhaven and other respondents for leave to appeal this decision, which had been previously affirmed in an unanimous decision by the New York State Appellate Division, Second Department. Thereafter, in January 1996, the Company received approximately $81 million, including interest, from Suffolk County pursuant to this Phase I judgment.

In the Phase II proceeding, the Company is seeking to recover over $500 million, plus interest, in property taxes paid on Shoreham for the years 1984-1992. In this proceeding, the taking of evidence has been completed and final briefs have been filed by the parties. The amount of the Company's recovery, if any, in the Phase II proceeding and the timing of all refunds cannot yet be determined. LIPA has been permitted to intervene in the proceeding for the 1991-92 tax year which under the Appellate Division's decision in LIPA, et al. v. Shoreham-Wading River Central School District, et al., discussed above, will partially establish LIPA's PILOT obligation. Pursuant to the Appellate Division's decision, LIPA's PILOT obligations will be determined either by agreement or in a separate proceeding challenging the Shoreham assessment for the 1992-93 tax year.

Environmental

On February 18, 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (the Town), against the Company and 19 other PRPs. The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a federal Superfund site in Syosset, New York, which served as a Town-owned and operated landfill between 1954 and 1975. In a Record of Decision issued in September 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $27 million and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town in December 1990, the Town agreed to undertake remediation at the site. The Company is participating in a joint PRP defense effort with several other defendants. Liability, if imposed, would be joint and several. While the outcome of this matter is not certain, based upon the Company's past experience in similar matters and the number and financial condition of the corporate defendants named in the litigation, the Company does not believe that this proceeding will have a material adverse effect on its financial condition.

Human Resources

Pending before federal and state courts, the federal Equal Employment Opportunity Commission and the New York State Division of Human Rights are charges by individuals alleging that the Company discriminated against them, or that they were the subject of harassment, on various grounds.

The Civil Rights Bureau of the New York Attorney General's office has subpoenaed the Company for the production of documents to aid in its investigation as to whether the Company has engaged in discriminatory employment practices based upon age. No charges have been filed and the Attorney General has not made any further inquiry.

The Company has estimated that any costs to the Company resulting from these matters will not have a material adverse effect on its financial condition.

In May 1995, eight participants of the Company's Retirement Income Plan (RIP) filed a lawsuit against the Company, the RIP and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York (Becher, et al. v. Long Island Lighting Company, et al.). In January 1996, the Court ordered that this action be maintained as a class action. This proceeding arose in connection with the plaintiffs' withdrawal, approximately twenty-five years ago, of contributions made to the Plan, thereby resulting in a reduction of their pension benefits. The plaintiffs are now seeking, among other things, to have these reduced benefits restored to their pension accounts. The Company's liability, if any, resulting from this proceeding cannot yet be determined. However, the Company maintains that the plaintiffs' claims are without merit and intends to vigorously defend such claims.

Other Matters

On January 13, 1993, the New York State Department of Law (DOL) informed the Company that the DOL's Antitrust Bureau opened an investigation into its Full Service Pilot Program and Contractor Advisory Council, two programs designed to increase the Company's residential natural gas sales. The DOL stated that the implementation of the Full Service Pilot Program and the practices of the Contractor Advisory Council may have anticompetitive effects in the gas-fired heating equipment installation and conversion business and that a preliminary investigation has raised questions of possible violations of the New York General Business Law and the Sherman Act. The DOL has not taken any further action in this matter. If required, the Company expects that it can demonstrate that the programs identified by the DOL for investigation are very limited in scope and do not involve any violations. The outcome of the investigation by the DOL, if adverse, is not expected to have a material effect on the financial condition of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

At January 31, 1996, the Company had 92,542 registered holders of record of common stock.

The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. Certain of the Company's preferred stock series are traded on the New York Stock Exchange.

Information respecting the high and low sales prices and the dividends declared on the Company's common stock during the past two years is set forth in the table below.


                                   1995                         1994
                           Market      Dividends      Market           Dividends
                           Prices      Declared       Prices           Declared
                                       Per Share                       Per share
                  High        Low                    High       Low

1st Quarter      $16 3/4    $13 1/4     $0.445      $24 1/4   $21 1/2   $0.445
2nd Quarter       17 1/8     14 3/8      0.445      22  7/8   17  1/2    0.445
3rd Quarter       17 3/4     15 3/8      0.445      19  3/8   15         0.445
4th Quarter       17 3/4     15 5/8      0.445      18  1/8   15  1/4    0.445


ITEM 6:  SELECTED FINANCIAL DATA
                                                                                (In thousands of dollars except per share amounts)
                                                                 1995            1994         1993              1992          1991
SUMMARY OF OPERATIONS                                                                                                       Table 1
Revenues                                                   $  3,075,128    $ 3,067,307   $  2,880,995   $  2,621,839   $ 2,547,729
Operating expenses                                            2,343,510      2,322,362      2,125,444      1,880,734     1,762,449
Operating income                                                731,618        744,945        755,551        741,105       785,280
Other income and (deductions)                                    43,703         52,719         70,874         66,330        40,482
Income before interest charges                                  775,321        797,664        826,425        807,435       825,762
Interest charges                                                472,035        495,812        529,862        505,461       520,224
Net income                                                      303,286        301,852        296,563        301,974       305,538
Preferred stock dividend requirements                            52,620         53,020         56,108         63,954        66,394
Earnings for Common Stock                                  $    250,666    $   248,832   $    240,455   $    238,020   $   239,144
Average common shares outstanding (000)                         119,195        115,880        112,057        111,439       111,348
Earnings per Common Share                                  $       2.10    $      2.15   $       2.15   $       2.14   $      2.15

Common stock dividends declared per share                  $       1.78    $      1.78   $       1.76   $       1.72   $      1.60
Common stock dividends paid per share                      $       1.78    $      1.78   $       1.75   $       1.71   $      1.55
Book value per common share at December 31                 $      20.50    $     20.21   $      19.88   $      19.58   $     19.13
Common shares outstanding
   at December 31 (000)                                         119,655        118,417        112,332        111,600       111,365
Common shareowners of record at December 31                      93,088         96,491         94,877         86,111        90,435


CAPITALIZATION RATIOS*                                                                                                      Table 2
Long-term debt                                                     61.8%          62.5%          65.0%          64.7%        63.9%
Preferred stock                                                     8.6            8.6            8.5            8.8          8.8
Common equity                                                      29.6           28.9           26.5           26.5         27.3
Total                                                            100.0%          100.0%         100.0%         100.0%       100.0%
*Includes   current   maturities  of  long-term  debt  and
current redemption requirements of preferred stock.


                                                                                                           (In thousands of dollars)
OPERATIONS AND MAINTENANCE EXPENSE DETAILS                                                                                 Table 3
Payroll and employee benefits                              $     440,721    $   435,830   $    418,766   $    420,297  $   403,983
Less - Charged to construction and other                         165,733        155,766        130,432        131,447      121,911
Payroll and employee benefits charged to
   operations                                                    274,988        280,064        288,334        288,850      282,072
Fuel and Purchased Power
Fuel - electric operations                                       266,039        261,154        287,349        282,138      354,859
Fuel - gas operations                                            264,282        267,629        253,511        206,344      172,992
Purchased power costs                                            309,807        307,584        292,136        280,914      197,154
Fuel cost adjustments deferred                                   (5,149)         11,619         (5,405)       (27,612)      43,697
Total fuel and purchased power                                   834,979        847,986        827,591        741,784      768,702
All other                                                        236,405        260,590        233,326        209,095      240,687
Total Operations and Maintenance Expense                   $   1,346,372    $ 1,388,640   $  1,349,251   $  1,239,729  $ 1,291,461

FULL-TIME EMPLOYEES AT DECEMBER 31                                 5,688          5,947          6,215          6,438        6,538

                                                                                                           (In thousands of dollars)
ELECTRIC OPERATING INCOME                                                                                                   Table 4
                                                      1995             1994            1993            1992              1991
REVENUES
Residential                                      $  1,204,987    $  1,202,124    $  1,145,891    $  1,045,799    $   1,047,490
Commercial and industrial                           1,194,014       1,196,422       1,132,487       1,076,302        1,070,098
Other system revenues                                  52,472          52,477          49,790          49,395           47,838
Total system revenues                               2,451,473       2,451,023       2,328,168       2,171,496        2,165,426
Sales to other utilities                               19,104          14,895          12,872           9,997           23,040
Other revenues                                         13,437          15,719          11,069          13,139            8,102
Total Revenues                                      2,484,014       2,481,637       2,352,109       2,194,632        2,196,568
OPERATING EXPENSES
Operations - fuel and purchased power                 570,697         568,738         579,032         559,583          593,656
Operations - other                                    293,184         310,438         306,116         294,909          296,798
Maintenance                                           106,031         107,573         111,765         105,341          127,446
Depreciation and amortization                         121,980         111,996         106,149         104,034          104,172
Base financial component amortization                 100,971         100,971         100,971         100,971          100,971
Rate moderation component amortization                 21,933         197,656          88,667         (30,444)        (228,572)
Regulatory liability component amortization           (79,359)        (79,359)        (79,359)        (79,359)         (79,359)
1989 Settlement credits amortization                   (9,214)         (9,214)         (9,214)         (9,214)          (9,214)
Other regulatory amortization                         155,532          (4,883)        (17,082)        (21,984)          10,375
Operating taxes                                       375,164         336,263         326,407         331,122          338,429
Federal income tax - current                           14,596          10,784           6,324             530              515
Federal income tax - deferred and other               168,377         156,646         158,941         158,908          173,259
Total Operating Expenses                            1,839,892       1,807,609       1,678,717       1,514,397        1,428,476
Electric Operating Income                        $    644,122    $    674,028    $    673,392    $    680,235    $     768,092

                                                                                                           (In thousands of dollars)
GAS OPERATING INCOME                                                                                                        Table 5

REVENUES
Residential - space heating                      $    323,729    $    326,474    $    310,109    $    243,950    $     190,976
                     - other                           42,046          42,263          39,515          33,035           29,383
Commercial and industrial - space heating             130,964         126,092         106,140          90,363           70,938
                          - other                      34,293          35,275          33,181          29,094           25,515
Total firm revenues                                   531,032         530,104         488,945         396,442          316,812
Interruptible revenues                                 32,837          26,804          24,028          19,658           21,686
Total system revenues                                 563,869         556,908         512,973         416,100          338,498
Off-system revenues, net                               16,213          20,904           5,812             -               -
Other revenues                                         11,032           7,858          10,101          11,107           12,663
Total Revenues                                        591,114         585,670         528,886         427,207          351,161
OPERATING EXPENSES
Operations - fuel                                     264,282         279,248         248,559         182,201          175,046
Operations - other                                     90,054          95,576          81,692          77,300           78,469
Maintenance                                            22,124          27,067          22,087          20,395           20,046
Depreciation and amortization                          23,377          18,668          16,322          15,103           14,783
Other regulatory amortization                           6,073           9,211            (962)            (88)              -
Operating taxes                                        72,343          70,632          59,440          57,866           49,951
Federal income tax - deferred and other                25,365          14,351          19,589          13,560          (4,322)
Total Operating Expenses                              503,618         514,753         446,727         366,337         333,973
Gas Operating Income                             $     87,496    $     70,917    $     82,159    $     60,870    $     17,188


                                                       1995          1994            1993            1992             1991
ELECTRIC SALES AND CUSTOMERS                                                                                       Table 6
SALES - MILLIONS OF KWH
Residential                                           7,156         7,159           7,118           6,788            7,022
Commercial and industrial                             8,336         8,394           8,257           8,181            8,322
Other system sales                                      460           457             449             471              469
Total system sales                                   15,952        16,010          15,824          15,440           15,813
Sales to other utilities                                620           372             304             227              598
Total Sales                                          16,572        16,382          16,128          15,667           16,411
CUSTOMERS - MONTHLY AVERAGE
Residential                                         915,162       908,490         905,997         902,885          898,974
Commercial and industrial                           103,669       102,490         102,254         101,838          101,740
Other                                                 4,549         4,583           4,553           4,593            4,540
TOTAL CUSTOMERS - MONTHLY AVERAGE                 1,023,380     1,015,563       1,012,804       1,009,316        1,005,254
CUSTOMERS - AT DECEMBER 31                        1,025,107     1,016,739       1,011,965       1,009,028        1,005,363
RESIDENTIAL
kWh per customer                                      7,819         7,880           7,857           7,518            7,811
Revenue per kWh                                       16.84         16.79           16.10           15.41            14.92
COMMERCIAL AND INDUSTRIAL
kWh per customer                                     80,410        81,901          80,750          80,333           81,797
Revenue per kWh                                       14.32         14.25           13.72           13.16            12.86
SYSTEM
kWh per customer                                     15,588        15,765          15,624          15,297           15,730
Revenue per kWh                                       15.37         15.31           14.71           14.06            13.69



GAS SALES AND CUSTOMERS                                                                                            Table 7
SALES - THOUSANDS OF DTH
Residential - space heating                          35,336        35,693          37,191          35,089           29,687
            - other                                   2,929         3,151           3,297           3,203            3,195
Commercial and industrial - space heating            16,170        15,679          14,366          13,662           11,636
                          - other                     4,269         4,366           4,329           4,338            4,171
Total firm sales                                     58,704        58,889          59,183          56,292           48,689
Interruptible sales                                   9,176         6,914           5,920           5,090            4,538
Off-system sales                                      7,743         7,232           2,894               -                -
Total Sales                                          75,623        73,035          67,997          61,382           53,227
CUSTOMERS - MONTHLY AVERAGE
Residential  - space heating                        245,452       239,857         233,882         227,834          220,562
             - other                                162,114       163,608         166,974         169,189          171,581
Commercial and industrial - space heating            35,027        33,776          32,783          31,666           30,453
                          - other                    10,313        10,448          10,631          10,777           11,003
Total firm customers                                452,906       447,689         444,270         439,466          433,599
Interruptible customers                                 623           576             542             531              472
TOTAL CUSTOMERS  - MONTHLY AVERAGE                  453,529       448,265         444,812         439,997          434,071
CUSTOMERS - AT DECEMBER 31                          455,869       449,906         446,384         442,117          436,853
RESIDENTIAL
dth per customer                                       93.9          96.3           101.0            96.4             83.9
Revenue per dth                                 $      9.56        $ 9.49     $      8.64    $       7.23     $       6.70
COMMERCIAL AND INDUSTRIAL
dth per customer                                      450.8         453.3           430.6           424.1            381.3
Revenue per dth                                 $      8.09       $  8.05     $      7.45    $       6.64     $       6.10
SYSTEM
dth per customer                                      149.7         146.8           146.4           139.5            122.6
Revenue per dth                                 $      8.31       $  8.46     $      7.88    $       6.78     $       6.36

                                                                                                               Table 8
ELECTRIC OPERATIONS                                      1995         1994        1993           1992             1991
ENERGY - MILLIONS OF KWH
Net generation                                         10,744       10,034      10,514         10,592           13,570
Power purchased                                         7,143        7,640       7,023          6,438            4,236
Total Energy Available                                 17,887       17,674      17,537         17,030           17,806

System sales                                           15,952       16,010      15,824         15,440           15,813
Company use and unaccounted for                         1,315        1,292       1,409          1,363            1,395
Total system energy requirements                       17,267       17,302      17,233         16,803           17,208
Sales to other utilities                                  620          372         304            227              598
Total Energy Available                                 17,887       17,674      17,537         17,030           17,806

PEAK DEMAND - MW
Station coincident demand                               3,591        3,253       2,931          2,975            3,085
Power purchased - net                                     486          629       1,036            636              819
System Peak Demand                                      4,077        3,882       3,967          3,611            3,904
System Capablility  - MW
Company stations                                        3,957        4,063       4,063          4,091            4,078
Nine Mile Point 2 (18% share)                             203          189         188            188              194
Firm purchases - net                                      713          616         548            432              423
Total Capability                                        4,873        4,868       4,799          4,711            4,695
FUEL CONSUMED FOR ELECTRIC OPERATIONS
Oil - thousands of barrels                              5,154        7,518       9,740         10,656           15,314
Gas - thousands of dth                                 69,826       44,308      36,269         34,475           32,924
Nuclear - thousands of MW days - thermal                  169          203         175            124              154

FUEL MIX (PERCENTAGE OF TOTAL ENERGY AVAILABLE)
Oil                                                        17%         25%          34%            37%              50%
Gas                                                        36           23          19             19               18
Purchased power                                            40           43          40             38               25
Nuclear fuel                                                7            9           7              6                7
Total                                                     100%         100%        100%           100%             100%

                                                                                                               Table 9
GAS OPERATIONS
COMPANY REQUIREMENTS-THOUSANDS OF DTH
System sales                                           67,880       65,803      65,103         61,382           53,227
Off-system sales                                        7,743        7,232       2,894              0                0
Company use and unaccounted for                         2,054        2,516       1,905          3,577            2,412
Total Company Requirements                             77,677       75,551      69,902         64,959           55,639
MAXIMUM DAY SENDOUT - DTH                             564,874      585,227     485,896        448,726          435,050
SYSTEM CAPABILITY - DTH PER DAY
Natural gas                                           592,335      579,897     561,584        561,584          507,344
LNG manufactured or LP gas                            124,700      125,700     120,700        120,700          128,200
Total Capability                                      717,035      705,597     682,284        682,284          635,544
HEATING DEGREE DAYS
(30 year average 4,969)                                 4,906        4,839       4,899          5,066            4,378


                                                                                                          (In thousands of dollars)
                                                             1995            1994          1993             1992          1991
BALANCE SHEET                                                                                                           Table 10
ASSETS
Net utility plant                                      $  3,594,998   $   3,498,346  $   3,347,557  $   3,161,148   $  3,002,733
Regulatory Assets
  Base financial component                                3,382,519       3,483,490      3,584,461      3,685,432      3,786,403
  Rate moderation component                                 383,086         463,229        609,827        651,657        602,053
  Shoreham post-settlement costs                            968,999         922,580        777,103        586,045        378,386
  Shoreham nuclear fuel                                      71,244          73,371         75,497         77,629         79,760
  Unamortized cost of issuing securities                    222,567         254,482        174,694        195,524        168,405
  Postretirement benefits other than pensions               383,642         412,727        402,921              -              -
  Regulatory tax asset                                    1,802,383       1,831,689      1,848,998              -              -
  Other                                                     230,663         250,804        247,858        190,008        131,143
Total Regulatory Assets                                   7,445,103       7,692,372      7,721,359      5,386,295      5,146,150
Nonutility property and other investments                    16,030          24,043         23,029         20,730          9,788
Current assets                                            1,407,215       1,091,381      1,075,561        961,532        859,242
Deferred charges                                             21,023         172,768        286,005        323,418        681,347
Total Assets                                             12,484,369   $  12,478,910  $  12,453,511  $   9,853,123   $  9,699,260

CAPITALIZATION AND LIABILITIES
Long-term debt                                         $   4,722,675   $   5,162,675  $   4,887,733  $   4,755,733   $  5,001,016
Unamortized discount on debt                                (16,075)        (17,278)       (17,393)       (14,731)       (14,850)
                                                          4,706,600       5,145,397      4,870,340      4,741,002      4,986,166
Preferred stock - redemption required                       639,550         644,350        649,150        557,900        524,912
Preferred stock - no redemption required                     63,934          63,957         64,038        154,276        154,371
Total Preferred Stock                                       703,484         708,307        713,188        712,176        679,283
Common stock                                                598,277         592,083        561,662        558,002        556,825
Premium on capital stock                                  1,114,508       1,101,240      1,010,283        998,089        993,509
Capital stock expense                                       (50,751)        (52,175)       (50,427)       (39,304)       (40,216)
Retained earnings                                           790,919         752,480        711,432        667,988        620,373
Total Common Shareowners' Equity                          2,452,953       2,393,628      2,232,950      2,184,775      2,130,491
Total Capitalization                                      7,863,037       8,247,332      7,816,478      7,637,953      7,795,940
Regulatory Liabilities
  Regulatory liability component                            277,757         357,117        436,476        515,835        595,194
  1989 Settlement credits                                   136,655         145,868        155,081        164,294        173,507
  Regulatory tax liability                                  116,060         111,218        114,748              -              -
  Other                                                     132,694         147,041        142,455        102,718         74,858
Total Regulatory Liabilities                                663,166         761,244        848,760        782,847        843,559
Current liabilities                                       1,032,781         601,311      1,188,972      1,177,130        492,895
Deferred credits                                          2,476,249       2,365,401      2,166,145        237,893        559,559
Operating reserves                                          449,136         503,622        433,156         17,300          7,307
Total Capitalization and Liabilities                    $12,484,369   $  12,478,910  $  12,453,511  $   9,853,123   $  9,699,260
                                                                                                          (In thousands of dollars)
CONSTRUCTION EXPENDITURES*                                                                                              Table 11
Electric                                                 $  145,472   $     136,041  $     137,583  $     141,752   $    129,643
Gas                                                          79,536         120,019        124,859        104,028         89,950
Common                                                       21,477          23,610         42,251         27,124         17,958
Total Construction Expenditures                             246,485   $     279,670  $     304,693  $     272,904   $    237,551


*Includes non-cash allowance for other funds used during construction and excludes Shoreham post-settlement costs.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis addresses matters of significance with regard to the Company and its financial condition, liquidity, capital requirements and results of operations for the last three years.

OVERVIEW

As the utility industry continues the transition to a more competitive marketplace, the pressure from customers and regulators to reduce rates on Long Island has intensified. This pressure to reduce rates has resulted in an attempt by the Long Island Power Authority (LIPA), an agency of the State of New York, to develop a plan to replace the Company as the primary electric and gas utility on Long Island. The Company's response to these challenges has been to continue a strategic plan designed to avoid future rate increases through an aggressive cost containment program, while maintaining a reliable electric and gas system. The Company believes that these efforts will allow it to improve its financial health and better position itself for the transition to a more competitive environment.


SIGNIFICANT ACHIEVEMENTS DURING 1995 INCLUDED:

     o Cash generated from operations exceeded the Company's operating, construction and refunding requirements;

     o The extinguishment of the First Mortgage debt with cash on hand, resulting in an improvement in the Company's debt ratio;

     o  Earnings per common share of $2.10,  despite a lower  allowed  return on
        common  equity  and  the   modification  of  certain   performance-based
        incentives related to the electric business;

     o The continuation of the Company's quarterly common stock dividend rate at 44 1/2 cents per share;

     o Continuation of the electric rate freeze for the second consecutive year;

     o A reduction in the Rate Moderation Component balance from $463 million at December 31, 1994 to $383 million at December 31, 1995;

     o The establishment of a record peak electric energy demand of 4,077 megawatts on August 4, 1995, surpassing the old record of 3,967 megawatts on July 9, 1993;

     o Receipt of a 3.2% gas rate increase effective December 1, 1995, which is the final of three gas rate increases under a three-year settlement between the Company and the Public Service Commission of the State of New York;

     o The addition of over 6,500 new gas space heating customers, resulting from the continuation of the Company's gas expansion program;

     o A reduction in the level of construction expenditures and operations and maintenance expenses;

     o A reduction in staff levels through attrition while reducing overtime payments;

     o Receipt of final regulatory approval of the decommissioning of the Shoreham Nuclear Power Station.

As part of its strategic effort to improve its competitive position, the Company, for the rate years ended November 30, 1995 and 1996, froze electric rates by focusing on cost reduction. The Company's cost reduction programs, which seek to maximize operating efficiencies as a means to reduce operating costs, resulted in reducing non-fuel operations and maintenance expenses by approximately $29 million from the 1994 amount.

During 1995, the Company continued its policy of not replacing employees who decided to either retire or terminate employment with the Company. The benefits derived from internal process review programs and the Company's commitment to reallocate existing resources have allowed the Company to operate with increased efficiencies despite the loss, through attrition, of 857 employees or about 13% of it's workforce since 1990. In 1995, the Company's workforce was reduced by 259 employees or about 5%.

In addition to reducing its operations and maintenance expense, the Company also reduced its capital expenditures by approximately $130 million in 1995, due primarily to the completion, in 1994, of the decommissioning of the Shoreham Nuclear Power Station (Shoreham). However, the Company's commitment to increase penetration in the gas home heating market on Long Island remains strong. In 1995, the Company invested approximately $50 million into its gas infrastructure to increase safety, reliability and availability of gas in order to attract new gas space heating customers.

As a result of the above, the Company, for the second consecutive year, generated sufficient cash flow to meet all of its operating and construction requirements. This enhanced cash flow also allowed the Company to redeem all amounts outstanding under the First Mortgage with cash on hand.

LONG ISLAND POWER AUTHORITY PROPOSED PLAN

During 1995, the Governor of the State of New York requested that the Long Island Power Authority (LIPA) develop a plan that, in addition to replacing the Company as the primary electric and gas utility on Long Island, would among other things, produce an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property taxpayers on Long Island. In response to this request, the Board of Trustees of LIPA established a committee (Evaluation Committee) to analyze various plans involving the Company's business operations and assets.

In December 1995, after soliciting information and indications of interest from various parties in connection with a LIPA-facilitated financial restructuring/acquisition of the Company, the members of the Evaluation Committee and their advisors announced a proposed plan to restructure the Company and reduce electric rates on Long Island by 12% (Proposed Plan). The Proposed Plan, which has not been adopted by the LIPA Board or formally presented to the Company's Board of Directors for consideration, generally provides that: (i) the Company sell, subject to LIPA's approval, its gas business and electric generation assets; (ii) LIPA purchase the Company's transmission, distribution and Shoreham-related assets; (iii) LIPA enter into long-term power purchase agreements with the purchasers of the generation assets; (iv) LIPA enter into agreements with contractors to manage the transmission and distribution system; and (v) LIPA exercise its power of eminent domain over all or a portion of the Company's assets or securities in order to achieve its objectives if a negotiated agreement cannot be reached with the Company.

The Company has indicated to LIPA that certain elements of the Proposed Plan raise significant concerns. Specifically, the Proposed Plan contains no information regarding the values or prices contemplated to be paid for the Company's assets, no financing commitments for any portion of the proposed transaction were disclosed and no indications that endorsements by certain State officials required to approve any transaction undertaken by LIPA have been obtained. In addition, based on the limited information currently available, the Company is unable to determine how the anticipated rate reduction would be achieved and how the reliability of the electric system, including storm restoration capabilities, would be maintained given the multiple entities that would be responsible for providing such service.

Notwithstanding these concerns, the Company remains willing to cooperate with LIPA in developing a plan that is beneficial to the Company's investors, customers and employees. The Company is continuously assessing various other strategies in an effort to provide the greatest possible value to its constituents in light of the changing economic, regulatory and political challenges affecting the Company. Such strategies may include a review and modification of its operations to best meet the challenges of a competitive environment, a possible reorganization of the Company, potential joint ventures and/or possible business combinations with other entities.

The implementation of certain plans involving the Company's business operations and assets would be subject to, among other things, shareholder and regulatory approvals and could impact the Company's future financial results and operations. Accordingly, the Company is unable to determine what plan, if any, will be pursued by it and/or LIPA or whether any related transaction will be consummated.

COMPETITIVE ENVIRONMENT

The electric industry continues to undergo fundamental changes as regulators, elected officials and customers seek lower energy prices. These changes, which may have a significant impact on future financial performance of electric utilities, are being driven by a number of factors including a regulatory environment in which traditional cost-based regulation is seen as a barrier to lower energy prices. In 1995, both the Public Service Commission of the State of New York (PSC) and the Federal Energy Regulatory Commission (FERC) continued their separate initiatives with respect to developing a framework for a competitive electric marketplace.

New York State Competitive Opportunities Proceedings

In 1994, the PSC began the second phase of its Competitive Opportunities Proceedings to investigate issues related to the future of the regulatory process in an industry which is moving toward competition. The PSC's overall objective was to identify regulatory and ratemaking practices that would assist New York State utilities in the transition to a more competitive environment designed to increase efficiency in providing electricity while maintaining safe, affordable and reliable service.

During 1995, the proceedings continued with the PSC adopting a series of principles which it will use to guide the transition of the electric utility industry in New York State from a rate-regulated cost of service model to a competitive market-driven model. The principles state, among other things, that:
(i) consumers should have a reasonable opportunity to realize savings from competition; (ii) a basic level of reasonably priced service must be maintained;
(iii) the integrity, safety and reliability of the system should not be jeopardized; and (iv) the current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution systems, should be thoroughly examined to ensure that it does not impede or obstruct the development of effective wholesale or retail competition. In addition, the principles state that utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations, consistent with these principles.

In October 1995, the Energy Association, which is comprised of the Company and the six other investor-owned New York State utilities, filed a proposal designed to achieve the principles outlined by the PSC. The proposal, which is referred to as the "Wholesale Poolco Model", establishes a framework that will allow competition at the wholesale level. The plan would, among other things: (i) allow utilities, non-regulated generators and other market participants to create a wholesale exchange that allows market forces to determine the price of wholesale electricity; (ii) establish an Independent System Operator (ISO) to coordinate the safe and reliable operation of the bulk power transmission system; (iii) increase customer choice by providing clear market price signals so customers can make informed decisions on the use of electricity; and (iv) separate the generation portion of a utility's business from its regulated transmission and distribution business.

In this model, competing generating suppliers would bid energy sales into the market. The market clearing price for energy would be determined by the bid of the highest price unit needed to serve the load in a particular location. Regulated utility companies could purchase energy from the market, which would establish a half-hour locational spot market price for electricity, or the utility could seek to enter into bilateral energy agreements with other parties. Bilateral agreements would be administered independently of the wholesale exchange, but would be scheduled through the ISO. These bilateral agreements would be permitted among utility companies, generating companies and power marketers. In the Wholesale Poolco Model, the purchase of electricity by end use customers would still be bundled with transmission, distribution and customer service, all of which would be provided by regulated utilities.

The support of the New York State utilities for the Wholesale Poolco Model is predicated on a number of factors, including: (i) a reasonable opportunity to fully recover all investments and expenditures made to provide reliable service under the existing regulatory compact; (ii) PSC support for the option of each utility to continue in the generation business; (iii) special treatment of nuclear plants based on their unique characteristics; and (iv) the adoption of a clearly defined transition plan to ensure that the interests of the customer and the investor are adequately protected.

In December 1995, an Administrative Law Judge (ALJ) of the PSC issued a Recommended Decision (RD) to the PSC with respect to this Competitive Opportunities Proceedings. The ALJ recommended a competitive model which seeks to transition the electric utility industry in New York State to full retail competition through two stages. The first stage of this recommendation seeks to transition the industry from its current cost of service rate regulation to a competitive wholesale model similar to the Wholesale Poolco Model. This first stage would allow participants to become familiar with the operation of a deregulated, competitive generation market prior to the eventual movement to full retail competition in the second stage, through a model known as the Flexible Retail Poolco Model.

The Flexible Retail Poolco Model contains many of the same attributes associated with the Wholesale Poolco Model, including: (i) an ISO to coordinate the safe and reliable operation of generation and transmission; (ii) open access to the transmission system, which would be regulated by FERC; and (iii) the continuation of a regulated distribution company to operate and maintain the distribution system. The principal difference between the models is that customers would have a choice among suppliers of electricity in the Flexible Retail Poolco Model whereas in the Wholesale Poolco Model, the regulated entity would acquire electric energy from the spot energy sales exchange to sell to the customer.

The Flexible Retail Poolco Model would also: (i) deregulate energy/customer services such as meter reading and customer billing; (ii) unbundle electricity into four components: generation, transmission, distribution, and energy/customer services; and (iii) provide customers with a choice among suppliers of electricity, and allow customers to acquire electricity either by long-term contracts or purchases on the spot market or a combination of the two.

One of the most contentious issues of the Competitive Opportunities Proceedings has been the position taken by the various parties to the proceedings on the amount of recovery utilities should be permitted to collect from customers for so-called stranded investments. Stranded investments represent costs that utilities would have otherwise recovered through rates under traditional cost of service regulation that, under competition, utilities may not be able to recover since the market price for their product may be inadequate to recover these costs. The Staff of the PSC, for example, has indicated that utilities should not expect full recovery of stranded costs. The Energy Association has commented that utilities have a sound legal precedent confirmed by long-standing PSC policy to fully recover all prudently incurred costs, including stranded costs. The RD states that for recovery, stranded costs must be prudent, verifiable and unable to be reduced through mitigation measures. The RD states that recovery of stranded costs be predicated on the prudency of the costs incurred. The costs must be verifiable and the Company must show that it was unable to avoid incurring these costs.

The RD states that a generic decision should address the definition, the method of measurement, the requirements for mitigation, a preferable recovery mechanism and a standard for the recovery of stranded investments. The calculation of the amount to be recovered from customers, however, should be left to individual rate cases or special proceedings that should begin during 1996. The RD further directs New York State investor-owned utilities to individually file, within six months of the PSC's order, a comprehensive long-term proposal addressing the significant components of the RD.

It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the Company would recover in a competitive environment. The outcome of these proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," could then require a significant write-down of assets, the amount of which cannot presently be determined. For a further discussion of SFAS No. 71 and SFAS No. 121, see
Note 1 of Notes to Financial Statements.

The Electric Industry - Federal Regulatory Issues

As a result of Congress' passage of the Public Utility Regulatory Policies Act of 1978 (PURPA), and the National Energy Policy Act of 1992 (NEPA), the once monopolistic electric utility industry now faces competition.

PURPA's goal is to reduce the United States' dependence on foreign oil, encourage energy conservation and promote diversification of fuel supply. Accordingly, PURPA provided for the development of a new class of electric generators which rely on either cogeneration technology or alternate fuels. The utilities are obligated under PURPA to purchase the output of certain of these new generators, which are known as qualified facilities (QFs).

NEPA sought to increase economic efficiency in the creation and distribution of power by relaxing restrictions on the entry of new competitors to the wholesale electric power market (i.e., sales to an entity for resale to the ultimate consumer). NEPA does so by creating exempt wholesale generators that can sell power in wholesale markets without the regulatory constraints placed on utility generators such as the Company. NEPA also expanded FERC's authority to grant access to utility transmission systems to all parties who seek wholesale wheeling for wholesale competition. Significant issues associated with the removal of restrictions on wholesale transmission system access have yet to be resolved and the potential impact on the Company's financial position cannot yet be determined.

FERC is in the process of setting policy which will largely determine how wholesale competition will be implemented. FERC has declared that utilities must provide wholesale wheeling to others that is comparable to the service utilities provide themselves. FERC has issued policy statements concerning regional transmission groups, transmission information requirements and "good faith" requests for service and transmission pricing. In March 1995, FERC issued a Notice of Proposed Rulemaking (NOPR) which combined the issues of open transmission access and stranded cost recovery. The NOPR contained a strong endorsement of the right of the utilities to full recovery of stranded costs due to wholesale wheeling and retail-turned-wholesale wheeling arrangements. During the year, FERC has followed up on these issues through an extensive comment period, holding public hearings on pro-forma transmission tariffs, ancillary services, real-time information systems and power pooling issues. FERC recently announced its interest in exploring the role of an ISO in providing comparable transmission access. It is expected that FERC will issue a final order on open access in 1996. Utilities, including the Company, and numerous other interested parties are actively involved in these proceedings.

It is not possible to predict the outcome of these proceedings or the effect, if any, on the financial condition of the Company. The Company participates in the wholesale electricity market primarily as a buyer, and in this regard should benefit if rules are adopted which result in lower wholesale prices for its retail customers.

The Company's Service Territory

The changing utility regulatory environment has affected the Company in a number of ways. For example, PURPA's encouragement of the non-utility generator (NUG) industry has negatively impacted the Company. In 1995, the Company lost sales to NUGs totaling 366 gigawatt-hours (Gwh) representing a loss in electric revenues net of fuel (net revenues) of approximately $28 million, or 1.5% of the Company's net revenues. In 1994, the Company lost sales to NUGs totaling 237 Gwh or approximately $24 million of net revenues. The increase in lost net revenues resulted principally from the completion, in April 1995, of a QF located at the State University of New York at Stony Brook, New York (Stony Brook Project). The annual load loss due to this QF is estimated to be 188 Gwh. The Company estimates that in 1996, sales losses to NUGs will be 414 Gwh, or approximately 1.7% of projected net revenues, an increase reflecting 12 months of operation for the Stony Brook Project. The Company believes that load losses due to NUGs have stabilized. This belief is based on the fact that the Company's customer load characteristics, which lack a significant industrial base and related large thermal load, will mitigate load loss and thereby make cogeneration economically unattractive.

Additionally, as mentioned above, the Company is required to purchase all the power offered by QFs which in 1995 and 1994 approximated 205 megawatts (MW). QFs have the choice of pricing sales to the Company at either the PSC's published estimates of the Company's long-range avoided costs (LRAC) or the Company's tariff rates, which are modified from time to time, reflecting the Company's actual avoided costs. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (kWh) for utility purchases of power from certain categories of QFs, considerably above the Company's avoided cost. The six cent minimum now only applies to contracts entered into before June 1992. The Company believes that the repeal of the six cent minimum, coupled with recent PSC updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits of constructing new QFs. The Company estimates that purchases from QFs required by federal and state law cost the Company $53 million more than it would have cost had the Company generated this power in both 1995 and 1994.

The Company has also experienced a revenue loss as a result of its policy of voluntarily providing wheeling of New York Power Authority (NYPA) power for economic development. The Company estimates that in 1995 and 1994 NYPA power displaced approximately 429 Gwh and 400 Gwh of annual energy sales, respectively. The net revenue loss associated with this amount of sales is approximately $30 million or 1.6% of the Company's 1995 net revenues and $28 million or 1.5% of the Company's 1994 net revenues. Currently, the potential loss of additional load is limited by conditions in the Company's transmission agreements with NYPA.

Aside from NUGs, a number of customer groups are seeking to hasten consideration and implementation of full retail competition. For example, an energy consultant has petitioned the PSC, seeking alternate sources of power for Long Island school districts. The County of Nassau has also petitioned the PSC to authorize retail wheeling for all classes of electric customers in the county. In addition, several towns and villages on Long Island are investigating municipalization, in which customers form a government-sponsored electric supply company. This is one form of competition likely to increase as a result of NEPA. The Town of Southampton and several other towns in the Company's service territory are considering the formation of a municipally owned and operated electric authority to replace the services currently provided by the Company. Suffolk County issued a request for proposal from suppliers for up to 200 MW of power which the County would then sell to its residential and commercial customers. The County has awarded the bid to two off-Long Island suppliers and has requested the Company to deliver the power. The Company has responded that it does not believe the County is eligible under present laws and regulations to purchase wholesale power and resell it to retail customers, and has declined to offer the requested retail wheeling service. The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of its transmission grid to potential competitors from off the system.

The matters discussed above involve substantial social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of customers to another, that fails to enhance the provision of least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. The Company is unable to predict what action, if any, the PSC or FERC may take regarding any of these matters, or the impact on the Company's financial condition if some or all of these matters are approved or implemented by the appropriate regulatory authority.


Notwithstanding the outcome of the federal or state regulatory rate proceedings, or any other state action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

LIQUIDITY

During 1995, cash generated from operations exceeded the Company's operating, construction and refunding requirements in addition to allowing for the early redemption of the Company's remaining First Mortgage Bonds. This positive cash flow is the result of: (i) the Company's continuing efforts to control both operations and maintenance (O&M) costs and construction expenditures; (ii) lower fuel costs; (iii) significantly lower costs incurred at Shoreham as a result of the completion of the plant's decommissioning in 1994; (iv) lower interest payments resulting from lower debt levels; and (v) the collection of previously deferred revenues.

At December 31, 1995, the Company's cash and cash equivalents amounted to approximately $351 million, compared to $185 million at December 31, 1994. In addition, the Company has available for its use a $300 million revolving line of credit through October 1, 1996, provided by its 1989 Revolving Credit Agreement (1989 RCA). This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories. For a further discussion of the 1989 RCA, see Note 7 of Notes to Financial Statements.

In January 1996, the Company received approximately $81 million, including interest, from Suffolk County pursuant to a judgment in the Company's favor that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had previously been settled). The Company has petitioned the PSC to allow the Company to reduce the Rate Moderation Component (RMC) by the amount received, net of litigation costs incurred by the Company. The Company is also seeking recovery from Suffolk County for the overpayment of taxes on the Shoreham property for the years 1984 through 1992 in a separate proceeding which is currently pending before the New York Supreme Court. For a further discussion of this proceeding, see "Shoreham Related Litigation" below.

The Company currently believes that it will not need to access the financial markets to retire its $415 million of maturing debt in 1996 as cash balances on hand at that time will be sufficient to support all Company requirements for 1996. However, the Company will avail itself of any tax-exempt financing made available to it by the New York State Energy Research and Development Authority (NYSERDA). With respect to the repayment of $251 million and $101 million of debt maturing in 1997 and 1998, respectively, the Company intends to use cash generated from operations to the maximum extent practicable.

In 1990 and 1992, the Company received Revenue Agents' Reports disallowing certain deductions and credits claimed by the Company on its federal income tax returns for the years 1981 through 1989. The Revenue Agents' Reports reflect proposed adjustments to the Company's federal income tax returns for this period which, if sustained, would give rise to tax deficiencies totaling approximately $227 million. The Company believes that any such deficiencies as finally determined would be significantly less than the amounts proposed in the Revenue Agents' Reports. The Revenue Agents have also proposed investment tax credit
(ITC) adjustments which, if sustained, would reduce the ITC carryforwards by approximately $96 million. The Company has protested some of the proposed adjustments which are presently under review by the Regional Appeals Office of the Internal Revenue Service. If this review does not result in a settlement that is satisfactory to the Company, the Company intends to seek a judicial review. The Company believes that its reserves are adequate to cover any tax deficiency that may ultimately be determined and that cash from operations will be sufficient to satisfy any settlement reached.

The Company will exhaust its net operating loss carryforwards for alternative minimum tax purposes in 1996. As a result, it is anticipated that the Company will be required to pay approximately $80 million of alternative minimum tax in 1996. In addition, during 1996, the Company anticipates utilization of net operating loss carryforwards amounting to approximately $547 million and to fully utilize its remaining NOL for regular income tax purposes in 1997.

CAPITALIZATION

The Company's capitalization, including current maturities of long-term debt and current redemption requirements of preferred stock, at December 31, 1995 and 1994, was $8.3 billion. At December 31, 1995 and 1994, the Company's capitalization ratios were as follows:

                                                 1995           1994
                                                ------         -----
         Long-term debt                          61.8%          62.5%
         Preferred stock                          8.6            8.6
         Common shareowners' equity              29.6           28.9
                                                ------         -----
                                                100.0%         100.0%
                                                ======         ======


In support of the Company's continuing goal to reduce its debt ratio, the Company, in 1995, retired at maturity, with cash on hand, $25 million of First Mortgage Bonds and voluntarily redeemed prior to maturity, the remaining $75 million of First Mortgage Bonds. With the retirement/ redemption of the First Mortgage Bonds, the lien of the First Mortgage was discharged leaving the Company's General and Refunding Bonds (G&R Bonds) as its only outstanding secured indebtedness. The Company currently anticipates that it will use cash on hand to satisfy the $415 million of G&R Bonds scheduled to mature in 1996. At such time, assuming a level of earnings consistent with 1995, the Company's debt ratio will be below 60%.

During 1995, the Company received proceeds from the sale of $50 million of Electric Facilities Revenue Bonds (EFRBs) issued by NYSERDA. The proceeds from this offering were used to reimburse the Company's treasury for electric projects previously completed or under construction.


INVESTMENT RATING

The Company's securities are rated by Standard and Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch Investors Service, L.P. (Fitch) and Duff and Phelps, Inc. (D&P). The rating agencies have been watching the electric utility industry closely and have expressed concern regarding the ability of high cost utilities, such as the Company, to recover all of their fixed costs in a competitive, deregulated marketplace.

In 1995, Fitch lowered its credit ratings of the Company's securities one level. Both Fitch and S&P have placed the Company's securities on "Credit Watch" with "evolving or developing" implications. Credit Watch indicates a rating change is likely, and the evolving or developing status indicates ratings may be raised or lowered. Moody's continues to keep the Company's credit ratings under review for a possible downgrade.

Currently, only the Company's G&R Bonds meet or exceed minimum investment grade. At December 31, 1995, the ratings for each of the Company's principal securities were as follows:


                                    S&P       Moody's     Fitch     D&P

         o   G&R Bonds               BBB-       Baa3       BBB-     BBB

         o   Debentures              BB+        Ba1        BB+      BB+

         o   Preferred Stock         BB+        ba1        BB+      BB

         o   Minimum Investment
              Grade                  BBB-       Baa3       BBB-    BBB-


CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for 1995 and 1994 were as follows:

                                                       (In millions of dollars)
                                                       1995              1994

CAPITAL REQUIREMENTS
Construction*
    Electric                                         $  144           $   135
    Gas                                                  79               119
    Common                                               21                23
Total Construction                                      244               277
Refundings and Dividends
    Long-term debt                                      100               635
    Preferred stock                                       5                 5
    Common stock dividends                              211               205
    Preferred stock dividends                            53                53
    Redemption costs                                      -                 2
Total Refundings and Dividends                          369               900
Shoreham post-settlement costs                           71               167
TOTAL CAPITAL REQUIREMENTS                           $  684           $ 1,344

CAPITAL PROVIDED
Cash generated from operations                       $  772         $     836
Long-term debt issued                                    49               331
Common stock issued                                      20               118
Financing costs                                           -                (4)
Other investing activities                                9                 -
(Increase) decrease in cash                            (166)               63
TOTAL CAPITAL PROVIDED                               $  684           $ 1,344
* Excludes non-cash allowance for other funds used during construction.
For further information, see the Statement of Cash Flows.

Based upon the availability of electricity provided by the Company's existing generating facilities, including its portion of energy generated at Nine Mile Nuclear Power Station, Unit 2 (NMP2), and by its ability to purchase power under firm contracts from other electric systems and certain non-Company owned facilities located within the Company's service territory, the Company believes it has adequate generating resources to meet its energy demands for the next several years.

For 1996, total capital requirements (excluding common stock dividends) are estimated at $792 million, of which maturing debt is $415 million, construction requirements is $270 million, preferred stock dividends are $52 million, preferred stock sinking funds are $5 million and Shoreham post-settlement costs are $50 million (including $49 million for payments-in-lieu-of-taxes). The Company believes that cash generated from operations and cash on hand will be sufficient to meet all capital requirements in 1996.

RATE MATTERS

ELECTRIC

In 1993, the Company filed an Electric Rate Plan (Plan) with the PSC for the three-year period which began December 1, 1994. The goals of this Plan included minimizing future electric rate increases in addition to providing for the continued recovery of the Company's regulatory assets while retaining consistency with the Rate Moderation Agreement's (RMA) objective of restoring the Company to financial health. As a result of the rate proceeding initiated by the filing of the Company's Plan, the PSC issued an Order for the rate year beginning December 1, 1994. The Order, which among other things, froze overall electric rates, reduced the Company's allowed return on common equity from 11.6% to 11.0% and modified or eliminated certain performance-based incentives.

In addition, the PSC ordered that the rate proceeding be continued to allow the parties to develop a plan for achieving long-term rate stability at the prevailing rate levels, while, among other things, providing for the continuing recovery of the Shoreham-related assets. In its rate decision, the PSC reaffirmed its commitment to allow the Company to recover its Shoreham-related assets, noting that it is a crucial factor in the Company's ability to maintain its investment grade bond rating and to secure reasonably priced capital. The continuation of the rate proceeding will also enable the PSC to consider the Company's operations and its opportunities to achieve greater efficiency over the next several years.

The Company filed a compliance filing under the terms of the Order to extend the overall rate freeze through the rate year which began December 1, 1995. The PSC has yet to issue an electric rate order in response to this filing.

In February 1996, the PSC issued an order to show cause and instituted a proceeding to examine various opportunities to reduce the Company's current electric rates. Specifically, the Company has been directed to address the following: (i) should all or a part of the $81 million Suffolk County property tax refund, as more fully discussed under the captions "Liquidity" and "Shoreham Related Litigation", be used to reduce current rates; (ii) should the return of the $26 million 1995 rate year net reconciliation credit to customers, as more fully discussed in Note 3 of Notes to Financial Statements, be accelerated;
(iii) determine, upon review of the forecasts reflected in the September 1995 compliance filing for the rate year commencing December 1, 1995, whether adjustments to the forecasts can be reflected in rate reductions currently; and
(iv) revisit the current mechanics of the Fuel Cost Adjustment (FCA) clause, as more fully discussed in Notes 1 and 3 of Notes to Financial Statements, to determine whether all or a portion of any fuel cost savings can be reflected in current customer bills.

The Company has been directed to submit a response to the order to show cause addressing these items. Interested parties will have an opportunity to submit comments on the Company's filing, after which a hearing before an ALJ will be convened and the ALJ will determine further procedures. The Company is unable to predict the outcome of this proceeding and the impact, if any, that it may have on the Company's cash flow, financial condition or results of its operations.

While no assurance can be given, the Company's objective is to continue the current rate freeze through the rate year ending November 30, 1997.

For a further discussion respecting electric rates see Note 3 of Notes to Financial Statements.

GAS

In December 1993, the PSC approved a three-year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provides that the Company receive, for each of the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%, 3.8% and 3.2%, respectively. In the determination of the revenue requirements for the gas rate settlement, an allowed return on common equity of 10.1% was used. The gas rate decision also provides that earnings in excess of a 10.6% return on common equity be shared equally between the Company's firm gas customers and its shareowners. For a further discussion respecting gas rates see Note 3 of Notes to Financial Statements.

ENVIRONMENT

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

The New York State Department of Environmental Conservation (NYSDEC) has required the Company and other New York State utilities to investigate and, where necessary, remediate their former manufactured gas plant (MGP) sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies is believed to have produced manufactured gas. The Company expects to enter into an Administrative Consent Order (ACO) with the NYDEC in 1996 regarding the management of environmental activities at these properties. Although the exact amount of the Company's clean-up costs cannot yet be determined, based on the findings of investigations at two of these six sites, preliminary estimates indicate that it will cost approximately $35 million to clean up all of these sites over the next five to ten years. Accordingly, the Company had recorded a $35 million liability and a corresponding regulatory asset to reflect its belief that the PSC will provide for the future recovery of these costs through rates as it has for other New York State utilities. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these investigation and clean-up costs. However, the Company is unable to predict the amount of insurance recovery, if any, that it may obtain. In addition, there are several other sites within the Company's service territory that were former MGP sites. Research is underway to determine their relationship, if any, to the Company or its predecessor companies. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products on these sites.

The Company has been notified by the Environmental Protection Agency (EPA) that it is one of many potentially responsible parties (PRPs) that may be liable for the remediation of three licensed treatment, storage and disposal sites to which the Company may have shipped waste products and which have subsequently become environmentally contaminated. At one site, located in Philadelphia, Pennsylvania, and operated by Metal Bank of America, the Company and nine other PRPs, all of which are public utilities, have entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS). Under a PRP participant agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS which has been completed and is currently being reviewed by the EPA. The Company's total share of costs to date is approximately $0.5 million. The level of remediation required will be determined when the EPA issues its decision. Based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million. The Company has recorded a liability of $1.1 million representing its estimated share of the additional cost to remediate this site.

With respect to the other two sites, located in Kansas City, Kansas and Kansas City, Missouri, the Company is investigating allegations that it had made agreements for disposal of polychlorinated biphenyls (PCBs) or items containing PCBs at these sites. The EPA has provided the Company with documents indicating that the Company was responsible for less than 1% of the total weight of the PCB-containing equipment, oil and materials that were shipped to the Missouri site. The EPA has not yet completed compiling documents for the Kansas site. The Company is currently unable to determine its share, if any, of the cost to remediate these two sites or the impact, if any, on the Company's financial position.

In addition, the Company was notified that it is a PRP at a Superfund Site in Farmingdale, New York. Portions of the site are allegedly contaminated with PCBs, solvents and metals. The Company was also notified by other PRPs that it should be responsible for expenses in the amount of approximately $0.1 million associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is currently unable to determine its share of the cost to remediate this site or the impact, if any, on the Company's financial position.

The Connecticut Department of Environmental Protection (DEP) and the Company have signed an ACO which will require the Company to address leaks from an electric transmission cable located under the Long Island Sound (Sound Cable). The Sound Cable is jointly owned by the Company and the Connecticut Light and Power Company, a subsidiary of Northeast Utilities. Specifically, the order requires the Company to evaluate existing procedures and practices for cable maintenance, operations and fluid spill response procedures and to propose alternatives to minimize fluid spill occurrences and their impact on the environment. Alternatives to be evaluated range from improving existing monitoring and maintenance practices to removal and replacement of the Sound Cable. The Company is currently unable to determine the costs it will incur to complete the requirements of the ACO or to comply with any additional DEP requirements.

In addition, the Company has been served with a subpoena from the U.S. Attorney for the District of Connecticut to supply certain written information regarding releases of fluid from the Sound Cable, as well as associated operating and maintenance practices. Since the investigation is in its preliminary stages, the Company is unable to determine the likelihood of a criminal proceeding being initiated at this time. However, the Company believes all activities associated with the response to releases from the Sound Cable were consistent with legal and regulatory requirements.

The Company believes that all significant costs incurred with respect to environmental investigations and remediation activities will be recoverable through rates.

CONSERVATION SERVICES

The Company's 1995 Demand Side Management (DSM) Plan (1995 DSM Plan) focused on promoting energy efficient load growth while minimizing the impact that conservation programs have on increasing the Company's electric rates. The 1995 DSM Plan reflected the Company's goal to educate its customers on the benefits of energy efficiency while reducing the reliance on cash subsidies. The PSC approved funding for the Company's 1995 DSM Plan at $12 million, as compared to $19 million and $33 million in 1994 and 1993, respectively. In addition, the PSC established an incremental annualized energy savings goal of 70 Gwh, including a monetary penalty to the Company if 80% of the threshold was not achieved. The Company was successful in exceeding the penalty threshold identified by the PSC.

In 1996, the Company plans to continue its pursuit of energy efficiency and peak load reduction while maintaining the strategy of controlling electric rates. Through careful management of DSM expenditures and the delivery of targeted DSM programs, the Company plans to offer cost-effective DSM programs that will appeal to a variety of customers. The 1996 DSM Plan will continue to focus on customer education and information and to promote efficient load growth in both the residential and commercial sectors. In addition, the Company will place an increased emphasis on programs which facilitate the attraction, expansion and retention of major commercial/industrial customers. These programs will act to position the Company as a business partner, helping to improve the economic climate on Long Island. At the same time, these programs will help to improve the Company's competitiveness as an energy provider.

SHOREHAM RELATED LITIGATION

Pursuant to the LIPA Act, LIPA is required to make payments-in-lieu-of-taxes (PILOTs) to the municipalities that impose real property taxes on Shoreham. Pursuant to the 1989 Settlement, the Company agreed to fund LIPA's obligation to make Shoreham PILOTs. The timing and duration of PILOTs under the LIPA Act are the subject of litigation brought in Nassau County Supreme Court by LIPA against, among others, Suffolk County, the Town of Brookhaven and the Shoreham-Wading River Central School District. The Company was permitted to intervene in the lawsuit. On January 10, 1994, the Appellate Division, Second Department, affirmed a lower court's March 29, 1993 decision holding, in major part, that the Company is not obligated for any real property taxes that accrued after February 28, 1992, attributable to property that it conveyed to LIPA, that PILOTs commenced on March 1, 1992, that PILOTs are subject to refunds and that the LIPA act does not provide for the termination of PILOTs. Generally, these holdings are favorable to the Company. In October 1995, the Court of Appeals granted the parties motion for leave to appeal the lower court decision following an agreement between the parties to voluntarily dismiss outstanding causes of action. The proper amount of PILOTs is to be determined in pending litigation described below.

The costs of Shoreham included real property taxes imposed by, among others, the Town of Brookhaven on Shoreham and capitalized by the Company during construction. The Company had sought judicial review in New York Supreme Court, Suffolk County of the assessments upon which those taxes were based for the years 1976 through 1992 (excluding 1979). The Supreme Court consolidated the review of the tax years at issue into two phases: 1976 through 1983, excluding 1979, which had been settled (Phase I); and 1984 through 1992 (Phase II). In October 1992, the Supreme Court ruled that Shoreham had been overvalued for real property tax purposes for Phase I. In May 1995, the New York Court of Appeals denied the request of the Town of Brookhaven and other respondents for leave to appeal this decision, which had been previously affirmed in an unanimous decision by the New York State Appellate Division, Second Department. Thereafter, in January 1996, the Company received approximately $81 million, including interest, from Suffolk County pursuant to this Phase I judgment.

In the Phase II proceeding, the Company is seeking to recover over $500 million, plus interest, in property taxes paid on Shoreham for the years 1984-1992. In this proceeding, the taking of evidence has been completed and final briefs have been filed by the parties. The amount of the

Company's recovery, if any, in the Phase II proceeding and the timing of all refunds cannot yet be determined. LIPA has been permitted to intervene in the proceeding for the 1991-92 tax year which under the Appellate Division's decision discussed above, will partially establish LIPA's PILOT obligation. Pursuant to the Appellate Division's decision, LIPA's PILOT obligations will be determined either by agreement or in a separate proceeding challenging the Shoreham assessment for the 1992-93 tax year.

RESULTS OF OPERATIONS

EARNINGS

Earnings for the years 1995, 1994 and 1993 were as follows:

                 (In millions of dollars and shares except earnings per share)
                                     1995          1994           1993

Net income                        $ 303.3      $  301.8        $  296.6
Preferred stock dividend
  requirements                       52.6          53.0            56.1
Earnings for Common Stock         $ 250.7      $  248.8        $  240.5

Average common shares
  outstanding                       119.2         115.9           112.1
Earnings per Common Share         $  2.10      $   2.15        $   2.15

The Company's 1995 earnings per common share were lower than 1994 earnings per common share as a result of the PSC's current electric rate order, effective December 1, 1994, that lowered the allowed return on common equity from 11.6% to 11.0% and modified certain performance-based incentives. These two actions had the effect of reducing the Company's earnings by 15 cents per common share compared to the previous year. The effects of the electric rate order were mitigated by a significant reduction in operating costs which were achieved by a comprehensive cost containment program.

Earnings per common share for the gas business were higher in 1995 when compared to 1994 due to cost containment measures and a write-off in 1994 of previously deferred storm costs. The higher level of earnings in the gas business also helped to mitigate the adverse effects of the electric rate order.

Earnings per common share for 1994 equaled that of 1993. The electric business achieved a higher level of earnings which were offset by a decrease in the gas business earnings.

REVENUES

Total revenues, including revenues from the recovery of fuel costs, were $3.1 billion for each of the years ended December 31, 1995 and 1994, and $2.9 billion for the year ended December 31, 1993.


Electric Revenues

Revenues from the Company's electric operations totaled $2.5 billion for the years ended December 31, 1995 and 1994, compared to $2.4 billion in 1993.

The Company's electric rates have not increased since December 1, 1993, when the Company received an electric rate increase of 4.0%. Given the absence of any electric rate increases combined with operating in a mature market, electric revenues have remained relatively flat over the last two years. The December 1993 rate increase provided $69 million of additional electric revenues in 1994 when compared to 1993.

For a further discussion on electric rates, see Notes 1 and 3 of Notes to Financial Statements.

Total electric sales volumes were 16,572 million kilowatt hour (kWh) in 1995, 16,382 million kWh in 1994 and 16,128 million kWh in 1993. The increase in 1995 sales when compared to 1994 is attributable primarily to higher sales for resale. System sales for 1995, when compared to 1994, were negatively impacted by a 174 million kWh reduction in customer usage due to the effects of weather. Partially offsetting this reduction was a 116 million kWh increase in system load over 1994. The 116 million kWh growth occurred despite the loss of the Stony Brook Project. The increase in system sales for 1994, when compared to 1993, was primarily the result of warmer weather experienced in the comparable summer months. In each of the years 1995, 1994 and 1993, residential sales accounted for 45% of total system sales, while commercial and industrial sales accounted for 52% of the total, with sales to public authorities representing 3%.

Gas Revenues

Revenues from the Company's gas operations for the years 1995, 1994 and 1993 were $591 million, $586 million and $529 million, respectively.

In December 1993, the PSC approved a three-year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provided the Company with annual gas rate increases of 4.7%, 3.8% and 3.2% for the rate years beginning December 1, 1993, 1994 and 1995, respectively. These rate increases provided $21 million in additional revenues for 1995 as compared to 1994, and $25 million in additional revenues for 1994 as compared to 1993.


A decrease of $24 million in the recoveries of gas fuel expenses more than offset the additional revenues provided by the annual gas rate increase in 1995. The decrease in the recovery of gas fuel expenses in 1995 was primarily due to lower average gas prices when compared to 1994. The recoveries of gas fuel expenses in 1994 when compared to 1993, increased by $33 million primarily due to increased billed sales volumes and higher average gas prices. The Company has a weather normalization clause to mitigate the impact on revenues of experiencing weather that is warmer or colder than normal.

In 1993, the Company began selling gas to businesses off the Company's system. These off-system gas sales revenues totaled $24 million, $26 million and $8 million for the years 1995, 1994 and 1993, respectively. Profits realized from off-system sales are allocated 85% to firm gas customers and 15% to shareowners.

For 1995, firm gas sales volumes decreased by less than 1% when compared to 1994 even though the 1995 heating season was much warmer than the 1994 heating season. The impact of the warmer weather was ameliorated by the addition of over 6,500 new gas space heating customers during 1995, resulting from the continuation of the Company's gas expansion program. In 1994, the Company added over 7,000 gas space heating customers.

OPERATING EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses for the years 1995, 1994 and 1993 were as follows:

                                           (In millions of dollars)
                                       1995         1994       1993

Fuel for Electric Operations
  Oil                                 $    98       $ 145       $ 180
  Gas                                     149         101          93
  Nuclear                                  14          15          13
  Purchased power                         310         308         293
Total                                     571         569         579
Gas fuel                                  264         279         249
Total                                 $   835       $ 848       $ 828


During 1995, the Company refitted an additional steam generating unit to enable it to burn either oil or natural gas, bringing the total number of steam units capable of burning natural gas to seven. Of these seven, five are dual-fired, having the capability of burning either natural gas or oil. As a result, the Company, over the past three years, has increased the amount of energy generated with natural gas, thereby displacing more costly energy generated with oil or purchased from others. Electric fuel expense for 1995 increased slightly from 1994 as a result of increased electric sales volumes. For 1994, fuel expense for electric generation decreased relative to 1993 as a result of an increase in the amount of energy generated with more economical natural gas.

Electric fuel and purchased power mix for the years 1995, 1994 and 1993 were as follows:

                                            (In thousands of MWH)
                         1995                1994              1993
                      MWH     %          MWH      %        MWH       %
Oil                  3,099   17%        4,480    25%      5,894     34%
Gas                  6,344   36         4,056    23       3,329     19
Nuclear              1,301    7         1,498     9       1,291      7
Purchased power      7,143   40         7,640    43       7,023     40
Total               17,887  100%       17,674   100%     17,537    100%


The Company has reduced oil consumption by purchasing more economical power from other systems, by increased generation with natural gas, by using energy generated at NMP2 and by purchasing energy supplied by cogenerators and independent power producers (IPPs) as required by New York State law. The total barrels of oil consumed for electric operations were 5.2 million, 7.5 million, and 9.7 million for the years 1995, 1994 and 1993, respectively.

Cogenerators and IPPs provided approximately 10% of the total energy made available by the Company in 1995 and approximately 9% in both 1994 and 1993. The increase in purchased power expenses in 1995 and 1994 is primarily attributable to purchases from the 136 MW facility in Holtsville, New York, owned by NYPA, and constructed for the benefit of the Company.

Gas system fuel expenses decreased in 1995 by $15 million when compared with 1994, despite higher sales volumes, because of a decline in the average price of gas. In 1994, these expenses increased by $30 million when compared with 1993, primarily due to the costs associated with the Company's off-system gas sales which began in 1993.

Operations and Maintenance Expenses

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, were $511 million, $541 million and $522 million, for the years 1995, 1994 and 1993, respectively. The decrease in O&M for 1995 was primarily due to the continuation of the Company's cost containment efforts which resulted in lower production costs, lower transmission and distribution costs and lower administrative and general expenses.

O&M expenses increased in 1994 when compared to 1993 due to the write-off of previously deferred storm costs associated with gas operations, an increase in costs associated with the Company's gas expansion program, the recognition of certain costs which exceeded the Company's insurance recoveries, and an increase in employee benefit costs.

Rate Moderation Component

The rate moderation component reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. In 1995, 1994 and 1993, the Company recorded non-cash charges to income of approximately $22 million, $198 million and $89 million, respectively, representing the amortization of the RMC. In 1995, the operation of the Fuel Moderation Component (FMC) as discussed in Note 3 of Notes to Financial Statements, resulted in credits to the RMC of $87 million which more than offset the accretion of the RMC resulting from revenues under the current electric rate structure being less than revenue requirements under conventional ratemaking. For the years 1994 and 1993, revenues under the rate structure in effect in those years, were greater than that required by conventional ratemaking resulting in the amortization of the RMC. In addition, the RMC amortization for the years 1994 and 1993 increased as a result of the FMC, which totaled $83 million and $45 million for 1994 and 1993, respectively. For a further discussion on the RMC, see Note 3 of Notes to Financial Statements.

Other Regulatory Amortization

In 1995, the net total of other regulatory amortization was a non-cash charge to income of $161.6 million, compared to $4.3 million in 1994. This change is primarily attributable to the operation of the revenue reconciliation mechanism and increased amortization of the LRPP deferrals, as more fully discussed in
Note 3 of Notes to Financial Statements. The revenue reconciliation mechanism, as established under the LRPP, eliminates the impact on earnings of experiencing electric sales that are above or below adjudicated levels, by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). The difference between the actual and adjudicated net margin sales level is deferred on a monthly basis during the year. During 1995, the Company recorded a non-cash charge to income of approximately $64 million representing a net margin level in excess of that provided for in rates. In 1994, the Company recorded non-cash income of approximately $51 million as the actual net margin level was below that which was provided for in rates. The increase in the amortization of the LRPP deferrals in 1995 totaled $34 million.

In 1994, other regulatory amortization was higher than 1993 as a result of the amortization of the 1992 rate year LRPP deferrals which began in August 1993, the operation of the interest deferral mechanism and an increase in amortization expense related to Shoreham post-settlement costs. These items were partially offset by higher net margin revenues.

Operating Tax

Operating tax were $448 million, $407 million and $386 million for the years 1995, 1994 and 1993, respectively. The increase in operating tax of approximately $41 million in 1995 when compared to 1994 is primarily attributable to increased property taxes. The increase of $21 million in 1994 when compared to 1993 is primarily attributable to higher gross receipts taxes resulting from increased revenues, higher property taxes, additional payroll taxes and higher dividend taxes.

Federal Income Taxes

Federal income taxes were $206 million, $177 million and $172 million for the years 1995, 1994 and 1993, respectively. The increase in federal income taxes in 1995 when compared to 1994 is primarily attributable to higher earnings and the amortization of a tax rate increase which had previously been deferred.

INTEREST EXPENSE

The reductions in interest expense in 1995 when compared to 1994 and in 1994 when compared to 1993 are primarily attributable to lower outstanding debt levels. The Company's strategy is to apply available cash balances toward the satisfaction of debt whenever practicable. Accordingly, in 1995, the Company used approximately $75 million of cash on hand to redeem, prior to maturity, the remaining outstanding First Mortgage Bonds. During 1994, the Company used approximately $200 million of cash on hand and the proceeds from the issuance of
5.1 million shares of common stock to reduce debt levels by approximately $300 million. The lower interest expense in 1994 also reflects the satisfaction of $175 million of debt which matured in November 1993 with the use of cash on hand.

SELECTED FINANCIAL DATA

Additional information respecting revenues, expenses, electric and gas operating income and operations data and balance sheet information for the last five years is provided in Tables 1 through 11 of Selected Financial Data. Information with regard to the Company's business segments for the last three years is provided in Note 11 of Notes to Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                      Page
Statement of Income for each of the three years in the period ended December
31, 1995.                                                                              60

Balance Sheet at December 31, 1995 and 1994.                                           61

Statement of Retained Earnings for each of the three years in the period
ended December 31, 1995.                                                               63

Statement of Capitalization at December 31, 1995 and 1994.                             63

Statement of Cash Flows for each of the three years in the period ended
December 31, 1995.                                                                     65

Notes to Financial Statements.                                                         66

Report of Independent Auditors.                                                       105

Financial Statement Schedules - The following Financial Statement
Schedule is submitted as part of Item 14, "Exhibits, Financial Statement
Schedules and Reports on Form 8-K," of this Annual Report. (All other
Financial Statement Schedules are omitted because they are not applicable, or the required information appears in the Financial
Statements or the Notes thereto.

-Valuation and Qualifying Accounts (Schedule II)                                      114

FINANCIAL STATEMENTS
BALANCE SHEET
                                                       (In thousands of dollars)
ASSETS  at December 31                                  1995          1994

UTILITY PLANT
Electric                                         $   3,786,540   $ 3,657,178
Gas                                                  1,086,145       994,742
Common                                                 244,828       232,346
Construction work in progress                          100,521       129,824
Nuclear fuel in process and in reactor                  16,456        23,251
                                                     5,234,490     5,037,341
Less - Accumulated depreciation
  and amortization                                   1,639,492     1,538,995
Total Net Utility Plant                              3,594,998     3,498,346

REGULATORY ASSETS
Base financial component
  (less accumulated amortization
  of $656,311 and $555,340)                          3,382,519     3,483,490
Rate moderation component                              383,086       463,229
Shoreham post-settlement costs                         968,999       922,580
Shoreham nuclear fuel                                   71,244        73,371
Unamortized cost of issuing securities                 222,567       254,482
Postretirement benefits other than pensions            383,642       412,727
Regulatory tax asset                                 1,802,383     1,831,689
Other                                                  230,663       250,804
Total Regulatory Assets                              7,445,103     7,692,372

NONUTILITY PROPERTY AND OTHER INVESTMENTS               16,030        24,043

CURRENT ASSETS
Cash and cash equivalents                              351,453       185,451
Special deposits                                        63,412        27,614
Customer accounts receivable
  (less allowance for doubtful
  accounts of $24,676 and $23,365)                     282,218       245,125
LRPP receivable                                         69,558        54,512
Other accounts receivable                              107,387        14,030
Accrued unbilled revenues                              184,440       164,379
Materials and supplies at average cost                  63,595        74,777
Fuel oil at average cost                                32,090        37,723
Gas in storage at average cost                          53,076        68,447
Deferred tax asset                                     191,000       213,996
Prepayments and other current assets                     8,986         5,327
Total Current Assets                                 1,407,215     1,091,381

DEFERRED CHARGES                                        21,023       172,768

TOTAL ASSETS                                     $  12,484,369  $ 12,478,910

See Notes to Financial Statements.

                                                       (In thousands of dollars)
CAPITALIZATION AND LIABILITIES at December 31          1995            1994

CAPITALIZATION
Long-term debt                                   $  4,722,675     $ 5,162,675
Unamortized discount on debt                          (16,075)        (17,278)
                                                    4,706,600       5,145,397

Preferred stock - redemption required                 639,550         644,350
Preferred stock - no redemption required               63,934          63,957
Total Preferred Stock                                 703,484         708,307

Common stock                                          598,277         592,083
Premium on capital stock                            1,114,508       1,101,240
Capital stock expense                                 (50,751)        (52,175)
Retained earnings                                     790,919         752,480
Total Common Shareowners' Equity                    2,452,953       2,393,628

Total Capitalization                                7,863,037       8,247,332

REGULATORY LIABILITIES
Regulatory liability component                        277,757         357,117
1989 Settlement credits                               136,655         145,868
Regulatory tax liability                              116,060         111,218
Other                                                 132,694         147,041
Total Regulatory Liabilities                          663,166         761,244

CURRENT LIABILITIES
Current maturities of long-term debt                  415,000          25,000
Current redemption requirements of preferred stock      4,800           4,800
Accounts payable and accrued expenses                 260,879         241,775
Accrued taxes (including federal income
  tax of $28,736 and $28,340)                          60,498          58,133
Accrued interest                                      158,325         149,929
Dividends payable                                      57,899          57,367
Class Settlement                                       45,833          35,833
Customer deposits                                      29,547          28,474
Total Current Liabilities                           1,032,781         601,311

DEFERRED CREDITS
Deferred federal income tax                         2,337,732       2,204,023
Class Settlement                                      129,809         151,604
Other                                                   8,708           9,774
Total Deferred Credits                              2,476,249       2,365,401

OPERATING RESERVES
Pensions and other postretirement benefits            396,490         453,016
Claims and damages                                     52,646          50,606
Total Operating Reserves                              449,136         503,622

COMMITMENTS AND CONTINGENCIES                               -               -

TOTAL CAPITALIZATION AND LIABILITIES             $ 12,484,369     $12,478,910

See Notes to Financial Statements.


STATEMENT OF INCOME                                                         (In thousands of dollars except per share amounts)
For year ended December 31                                                  1995               1994                1993

REVENUES
Electric                                                              $   2,484,014      $   2,481,637      $    2,352,109
Gas                                                                         591,114            585,670             528,886
Total Revenues                                                            3,075,128          3,067,307           2,880,995

OPERATING EXPENSES
Operations - fuel and purchased power                                       834,979            847,986             827,591
Operations - other                                                          383,238            406,014             387,808
Maintenance                                                                 128,155            134,640             133,852
Depreciation and amortization                                               145,357            130,664             122,471
Base financial component amortization                                       100,971            100,971             100,971
Rate moderation component amortization                                       21,933            197,656              88,667
Regulatory liability component amortization                                 (79,359)           (79,359)            (79,359)
1989 Settlement credits amortization                                         (9,214)            (9,214)             (9,214)
Other regulatory amortization                                               161,605              4,328             (18,044)
Operating taxes                                                             447,507            406,895             385,847
Federal income tax - current                                                 14,596             10,784               6,324
Federal income tax - deferred and other                                     193,742            170,997             178,530
Total Operating Expenses                                                  2,343,510          2,322,362           2,125,444
Operating Income                                                            731,618            744,945             755,551

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                   25,274             32,321              40,004
Other income and deductions, net                                             34,400             35,343              38,997
Class Settlement                                                            (21,669)           (22,730)            (23,178)
Allowance for other funds used during construction                            2,898              2,716               2,473
Federal income tax - deferred and other                                       2,800              5,069              12,578
Total Other Income and (Deductions)                                          43,703             52,719              70,874
Income Before Interest Charges                                              775,321            797,664             826,425

INTEREST CHARGES
Interest on long-term debt                                                  412,512            437,751             466,538
Other interest                                                               63,461             62,345              67,534
Allowance for borrowed funds used during construction                        (3,938)            (4,284)             (4,210)
Total Interest Charges                                                      472,035            495,812             529,862

NET INCOME                                                                  303,286            301,852             296,563
Preferred stock dividend requirements                                        52,620             53,020              56,108

EARNINGS FOR COMMON STOCK                                             $     250,666     $      248,832     $       240,455

AVERAGE COMMON SHARES OUTSTANDING (000)                                     119,195            115,880             112,057

EARNINGS PER COMMON SHARE                                             $        2.10     $         2.15     $          2.15

DIVIDENDS DECLARED PER COMMON SHARE                                   $        1.78     $         1.78     $          1.76

See Notes to Financial Statements.


       STATEMENT OF RETAINED EARNINGS                                        (In thousands of dollars)
                                                                      1995            1994          1993
       Balance at January 1                                    $   752,480     $   711,432    $  667,988
       Net income for the year                                     303,286         301,852       296,563
                                                                 1,055,766       1,013,284       964,551
       Deductions
       Cash dividends declared on common stock                     212,181         207,794       197,236
       Cash dividends declared on preferred stock                   52,647          53,046        55,861
       Other                                                            19             (36)           22
       BALANCE AT DECEMBER 31                                  $   790,919     $   752,480    $  711,432

       See Notes to Financial Statements.


       STATEMENT OF CAPITALIZATION                           Shares Outstanding           (In thousands of dollars)
       At December 31                                       1995             1994          1995             1994

       COMMON SHAREOWNERS' EQUITY
       Common stock, $5.00 par value                 119,655,441      118,416,606     $   598,277    $     592,083
       Premium on capital stock                                                         1,114,508        1,101,240
       Capital stock expense                                                              (50,751)         (52,175)
       Retained earnings                                                                  790,919          752,480
       TOTAL COMMON SHAREOWNERS' EQUITY                                                 2,452,953        2,393,628

       PREFERRED STOCK - REDEMPTION REQUIRED
       Par value $100 per share
             7.40% Series L                              171,500          182,000          17,150           18,200
             8.50% Series R                               37,500           75,000           3,750            7,500
             7.66% Series CC                             570,000          570,000          57,000           57,000
       Less - Sinking fund requirement                                                      4,800            4,800
                                                                                           73,100           77,900
       Par value $25 per share
             7.95% Series AA                          14,520,000       14,520,000         363,000          363,000
             $1.67 Series GG                             880,000          880,000          22,000           22,000
             $1.95 Series NN                           1,554,000        1,554,000          38,850           38,850
             7.05% Series QQ                           3,464,000        3,464,000          86,600           86,600
             6.875% Series UU                          2,240,000        2,240,000          56,000           56,000
                                                                                          566,450          566,450
       Total Preferred Stock - Redemption Required                                        639,550          644,350

       PREFERRED STOCK - NO REDEMPTION REQUIRED
       Par value $100 per share
             5.00% Series B                              100,000          100,000          10,000           10,000
             4.25% Series D                               70,000           70,000           7,000            7,000
             4.35% Series E                              200,000          200,000          20,000           20,000
             4.35% Series F                               50,000           50,000           5,000            5,000
             5 1/8% Series H                             200,000          200,000          20,000           20,000
             5 3/4% Series I -  Convertible               19,336           19,569           1,934            1,957
       Total Preferred Stock - No Redemption Required                                      63,934           63,957
       TOTAL PREFERRED STOCK                                                          $   703,484    $     708,307

       See Notes to Financial Statements.

                                                                                                           (In thousands of dollars)
       At December 31                             Maturity           Interest Rate    Series         1995         1994
       FIRST MORTGAGE BONDS
                                                   June 1, 1995        4.55%           O       $ -           $   25,000
                                                  March 1, 1996        5 1/4%          P            -            40,000
                                                  April 1, 1997        5 1/2%          Q            -            35,000
       Total First Mortgage Bonds                                                                   -           100,000

       GENERAL AND REFUNDING BONDS
                                                    May 1, 1996        8 3/4%                     415,000        415,000
                                              February 15, 1997        8 3/4%                     250,000        250,000
                                                 April 15, 1998        7 5/8%                     100,000        100,000
                                                   May 15, 1999        7.85%                       56,000         56,000
                                                 April 15, 2004        8 5/8%                     185,000        185,000
                                                   May 15, 2006        8.50%                       75,000         75,000
                                                  July 15, 2008        7.90%                       80,000         80,000
                                                    May 1, 2021        9 3/4%                     415,000        415,000
                                                   July 1, 2024        9 5/8%                     375,000        375,000
       Total General and Refunding Bonds                                                        1,951,000      1,951,000
       DEBENTURES
                                                  July 15, 1999        7.30%                      397,000        397,000
                                               January 15, 2000        7.30%                       36,000         36,000
                                                  July 15, 2001        6.25%                      145,000        145,000
                                                 March 15, 2003        7.05%                      150,000        150,000
                                                  March 1, 2004        7.00%                       59,000         59,000
                                                   June 1, 2005        7.125%                     200,000        200,000
                                                  March 1, 2007        7.50%                      142,000        142,000
                                                  July 15, 2019        8.90%                      420,000        420,000
                                               November 1, 2022        9.00%                      451,000        451,000
                                                 March 15, 2023        8.20%                      270,000        270,000
       Total Debentures                                                                         2,270,000      2,270,000
       AUTHORITY FINANCING NOTES
       Industrial Development Revenue Bonds
                                               December 1, 2006        7.50%          1976 A,B      2,000          2,000
       Pollution Control Revenue Bonds
                                               December 1, 2006        7.50%          1976 A       28,375         28,375
                                               December 1, 2009        7.80%          1979 B       19,100         19,100
                                                October 1, 2012        8 1/4%         1982         17,200         17,200
                                                  March 1, 2016        4.70%          1985 A,B    150,000        150,000
       Electric Facilities Revenue Bonds
                                              September 1, 2019        7.15%          1989 A,B    100,000        100,000
                                                   June 1, 2020        7.15%          1990 A      100,000        100,000
                                               December 1, 2020        7.15%          1991 A      100,000        100,000
                                               February 1, 2022        7.15%          1992 A,B    100,000        100,000
                                                 August 1, 2022        6.90%          1992 C,D    100,000        100,000
                                               November 1, 2023        5.00%          1993 A       50,000         50,000
                                               November 1, 2023        5.05%          1993 B       50,000         50,000
                                                October 1, 2024        4.95%          1994 A       50,000         50,000
                                                 August 1, 2025        5.00%          1995 A       50,000              -
       Total Authority Financing Notes                                                            916,675        866,675
       Unamortized Discount on Debt                                                               (16,075)       (17,278)
       Total                                                                                    5,121,600      5,170,397
       Less Current Maturities                                                                    415,000         25,000
       TOTAL LONG-TERM DEBT                                                                     4,706,600      5,145,397
       TOTAL CAPITALIZATION                                                                    $7,863,037    $ 8,247,332

       See Notes to Financial Statements.



STATEMENT OF CASH FLOWS                                                           (In thousands of dollars)
For year ended December 31                                             1995           1994             1993
OPERATING ACTIVITIES
Net Income                                                      $    303,286    $   301,852    $     296,563
Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation and amortization                                      145,357        130,664          122,471
  Base financial component amortization                              100,971        100,971          100,971
  Rate moderation component amortization                              21,933        197,656           88,667
  Regulatory liability component amortization                        (79,359)       (79,359)         (79,359)
  1989 Settlement credits amortization                                (9,214)        (9,214)          (9,214)
  Other regulatory amortization                                      161,605          4,328          (18,044)
  Rate moderation component carrying charges                         (25,274)       (32,321)         (40,004)
  Amortization of cost of issuing and redeeming securities            39,589         46,237           52,063
  Class Settlement                                                    21,669         22,730           23,178
  Provision for doubtful accounts                                     17,751         19,542           18,555
  Federal income tax - deferred and other                            190,942        165,928          165,952
  Other                                                               61,576         46,531            9,228
Changes in operating assets and liabilities
  Accounts receivable                                                (67,213)       (17,353)         (65,898)
  Class Settlement                                                   (33,464)       (30,235)         (25,302)
  Accrued unbilled revenues                                          (20,061)         5,663          (26,870)
  Accounts payable and accrued expenses                               19,100        (44,598)          (8,800)
  Other                                                              (77,194)         6,727          (22,144)
Net Cash Provided by Operating Activities                            772,000        835,749          582,013

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                          (243,586)      (276,954)        (302,220)
Shoreham post-settlement costs                                       (70,589)      (167,367)        (207,114)
Other investing activities                                             8,019         (1,349)            (934)
Net Cash Used in Investing Activities                               (306,156)      (445,670)        (510,268)

FINANCING ACTIVITIES

Proceeds from issuance of securities                                  68,726        449,434        1,305,802
Redemption of securities                                            (104,800)      (639,858)      (1,165,600)
Common stock dividends paid                                         (211,630)      (205,086)        (195,794)
Preferred stock dividends paid                                       (52,667)       (52,927)         (56,727)
Other financing activities                                               529         (4,723)         (20,379)
Net Cash Used in Financing Activities                               (299,842)      (453,160)        (132,698)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $     166,002    $   (63,081)   $     (60,953)
Cash and cash equivalents at January 1                         $     185,451    $   248,532    $     309,485
Net increase (decrease) in cash and cash equivalents                 166,002        (63,081)         (60,953)
CASH AND CASH EQUIVALENTS AT DECEMBER 31                       $     351,453    $   185,451    $     248,532


Interest paid, before reduction for the allowance
   for borrowed funds used during constuction                  $     427,988    $   446,340    $     469,978
Federal income tax - paid                                      $      14,200    $    10,780    $       6,000
Federal income tax - refunded                                  $           -    $         -    $       1,000

See Notes to Financial Statements.


NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Long Island Lighting Company (the Company) was incorporated in 1910 under the Transportation Corporations Law of the State of New York and supplies electric and gas service in Nassau and Suffolk Counties and to the Rockaway Peninsula in Queens County, all on Long Island, New York. The Company's service territory covers an area of approximately 1,230 square miles. The population of the service area, according to the Company's 1995 estimate, is about 2.7 million persons, including approximately 98,000 persons who reside in Queens County within the City of New York.

The Company serves approximately 1 million electric customers of which approximately 915,000 are residential. The Company receives approximately 49% of its electric revenues from residential customers, 48% from commercial/ industrial customers and the balance from sales to other utilities and public authorities. The Company also serves approximately 453,000 gas customers, 408,000 of which are residential, accounting for 62% of the gas revenues, with the balance of the gas revenues made up by the commercial/industrial customer class.

The Company believes that its current customer base is stable. The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of the transmission grid to potential competitors from off the system. In addition, the Company does not expect any new major independent power producers (IPPs) or cogenerators to be built on Long Island in the foreseeable future. One of the reasons supporting this conclusion is based on the Company's belief that the composition and distribution of the Company's remaining commercial and industrial customers would make it difficult for large electric projects to operate economically. Furthermore, under federal law, the Company is required to buy energy from qualified producers at the Company's avoided cost. Current long-range avoided cost estimates for the Company have significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company and with existing IPPs.

REGULATION

The Company's accounting records are maintained in accordance with the Uniform Systems of Accounts prescribed by the Public Service Commission of the State of New York (PSC) and the Federal Energy Regulatory Commission (FERC). Its financial statements reflect the ratemaking policies and actions of these commissions in conformity with generally accepted accounting principles for rate-regulated enterprises.

ACCOUNTING FOR THE EFFECTS OF RATE REGULATION

GENERAL

The Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of

Regulation".  This  statement  recognizes  the economic  ability of  regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. The Company records these future economic benefits and obligations as regulatory assets and liabilities.

Regulatory assets represent probable future revenues to the Company associated with previously incurred costs that are expected to be recovered from customers. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be refunded to customers through the ratemaking process. Regulatory assets net of regulatory liabilities amounted to approximately $6.8 billion and $6.9 billion at December 31, 1995 and 1994, respectively.

In order for a rate-regulated entity to continue to apply the provisions of SFAS No. 71, it must continue to meet the following three criteria: (i) the enterprise's rates for regulated services provided to its customers must be established by an independent third-party regulator; (ii) the regulated rates must be designed to recover the specific enterprise's costs of providing the regulated services; and (iii) in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers.

Based upon the Company's evaluation of the three criteria discussed above in relation to its operations, the effect of competition on its ability to recover its costs, including its allowed return on common equity and the regulatory environment in which the Company operates, the Company believes that SFAS No. 71 continues to apply to the Company's electric and gas operations. The Company formed its conclusion based upon several factors including: (i) the Company's continuing ability to earn its allowed return on common equity for both its electric and gas operations; and (ii) the PSC's continued affirmation of its commitment to the Company's full recovery of the Shoreham Nuclear Power Station (Shoreham) related assets and all other prudently incurred costs.

Notwithstanding the above, rate regulation is undergoing significant change as regulators and customers seek lower prices for electric and gas service. As discussed more fully in Note 10, the PSC has initiated Competitive Opportunities Proceedings seeking ways to transition the electric industry to full retail competition, the outcome of which could result in significant changes in the way the Company will be regulated in the future. In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of the Company's operations may no longer meet the criteria discussed above. In that event, all or a portion of the Company's existing regulatory assets and liabilities would be written-off. For additional information respecting the Company's Shoreham-related assets, see Note 10.

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which amends SFAS No. 71. Under SFAS No. 121, costs which were capitalized, because it was probable that future recovery would be allowed by the regulator, must be charged against current period earnings if it appears that the criterion for capitalization no longer applies. The carrying amount of the asset would be reduced by disallowed costs. SFAS No. 121 also provides for the restoration of previously disallowed costs that are subsequently allowed by a regulator. The adoption of SFAS No. 121 is not expected to have an effect on the Company's financial position or results of operations.

Discussed below are the Company's significant regulatory assets and regulatory liabilities.

Base Financial Component and Rate Moderation Component

Pursuant to the 1989 Settlement, as more fully discussed in Note 2, the Company recorded a regulatory asset known as the Financial Resource Asset (FRA). The FRA is designed to provide the Company with sufficient cash flows to assure its financial recovery. The FRA has two components, the Base Financial Component
(BFC) and the Rate Moderation Component (RMC).

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

The RMC reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the RMA. The RMC is currently adjusted, on a monthly basis, for the Company's share of certain Nine Mile Point Nuclear Power Station, Unit 2 (NMP2) operations and maintenance expenses, fuel credits resulting from the Company's electric fuel cost adjustment clause and gross receipts tax adjustments related to the FRA. For a further discussion of the 1989 Settlement and FRA, see Notes 2 and 3.

Shoreham Post-Settlement Costs

The balance consists of Shoreham decommissioning costs, fuel disposal costs, payments-in-lieu-of-taxes, carrying charges and other costs. These costs are being capitalized and amortized and recovered through rates over a forty year period on a straight-line remaining life basis which began July 1, 1989. For a further discussion of Shoreham post-settlement costs, see Note 2.

Shoreham Nuclear Fuel

The balance principally reflects the unamortized portion of Shoreham nuclear fuel which was reclassified from Nuclear Fuel in Process and in Reactor at the time of the 1989 Settlement. This amount is being amortized and recovered through rates over a forty-year period on a straight-line remaining life basis which began July 1, 1989.

Unamortized Cost of Issuing Securities

The balance represents the unamortized premiums or discounts and expenses related to the issues of long-term debt that have been retired prior to maturity and the costs associated with the early redemption of those issues. In addition, this balance includes the unamortized capital stock expense and redemption costs related to certain series of preferred stock that have been refinanced. These costs are amortized and recovered through rates over the shorter of the life of the redeemed issue or the new issue as provided by the PSC.

Postretirement Benefits Other Than Pensions

The Company defers as a regulatory asset the difference between postretirement benefit expense recorded in accordance with SFAS No. 106 and postretirement benefit expense reflected in current rates. Pursuant to a PSC order, the ongoing annual SFAS No. 106 benefit expense must be phased into and fully reflected in rates by November 30, 1997, ending with the accumulated deferred asset being recovered in rates over the next fifteen-year period. For a further discussion of SFAS No. 106, see Note 8.

Regulatory Tax Asset and Regulatory Tax Liability

The Company has recorded a regulatory tax asset for amounts that it will collect in future rates for the portion of its deferred tax liability that has not yet been recognized for ratemaking purposes. The regulatory tax asset is comprised principally of the tax effect of the difference in the cost basis of the BFC for financial and tax reporting purposes, depreciation differences not normalized and the allowance for equity funds used during construction.

The regulatory tax liability is primarily attributable to deferred taxes previously recognized at rates higher than current enacted tax law, unamortized investment tax credits and tax credit carryforwards.

Regulatory Liability Component

Pursuant to the 1989 Settlement, certain tax benefits attributable to the Shoreham abandonment are to be shared between customers and shareowners. A regulatory liability of approximately $794 million was recorded in June 1989 to preserve an amount equivalent to the customer tax benefits attributable to the Shoreham abandonment. This amount is being amortized over a ten-year period on a straight-line basis which began July 1, 1989.

1989 Settlement Credits

The balance represents the unamortized portion of an adjustment of the book write-off to the negotiated 1989 Settlement amount. A portion of this amount is being amortized over a ten-year period which began on July 1, 1989. The remaining portion is not currently being recognized for ratemaking purposes.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Uniform Systems of Accounts defines the Allowance For Funds Used During Construction (AFC) as the net cost of borrowed funds used for construction purposes and a reasonable rate of return upon the utility's equity when so used. AFC is not an item of current cash income. AFC is computed monthly using a rate permitted by FERC on a portion of construction work in progress. The average annual AFC rate, without giving effect to compounding, was 9.36%, 9.18% and 9.73% for the years 1995, 1994 and 1993, respectively.

DEPRECIATION

The provisions for depreciation result from the application of straight-line rates to the original cost, by groups, of depreciable properties in service. The rates are determined by age-life studies performed annually on depreciable properties. Depreciation for electric properties was equivalent to approximately 3.0% of respective average depreciable plant costs for each of the years 1995, 1994 and 1993. Depreciation for gas properties was equivalent to approximately 2.0% of respective average depreciable plant costs for each of the years 1995, 1994 and 1993.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of these investments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values for the Company's long-term debt and redeemable preferred stock are based on quoted market prices, where available. The fair values for all other long-term debt and redeemable preferred stock are estimated using discounted cash flow analyses which is based upon the Company's current incremental borrowing rate for similar types of securities.

REVENUES

Revenues are based on cycle billings rendered to certain customers monthly and others bi-monthly. The Company also accrues electric and gas revenues for services rendered to customers but not billed at month-end.

The Company's electric rate structure as discussed in Note 3, provides for a revenue reconciliation mechanism which eliminates the impact on earnings of experiencing electric sales that are above or below the levels reflected in rates.

The Company's gas structure provides for a weather normalization clause which reduces the impact on revenues of experiencing weather which is warmer or colder than normal.

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

FEDERAL INCOME TAX

The Company provides deferred federal income tax with respect to certain items of income and expense that are reported in different years for federal income tax purposes and financial statement purposes and with respect to items with different bases for financial and tax reporting purposes, as discussed in Note 9.

The Company defers the benefit of 60% of pre-1982 gas and pre-1983 electric and 100% of all other investment tax credits, with respect to regulated properties, when realized on its tax returns. Accumulated deferred investment tax credits are amortized ratably over the lives of the related properties.

For ratemaking purposes, the Company provides deferred federal income tax with respect to certain differences between income before income tax and taxable income. Also, certain accumulated deferred federal income tax are deducted from rate base and amortized or otherwise applied as a reduction in federal income tax expense in future years.

RESERVES FOR CLAIMS AND DAMAGES

Losses arising from claims against the Company, including workers' compensation claims, property damage, extraordinary storm costs and general liability claims, are partially self-insured. Reserves for these claims and damages are based on, among other things, experience, risk of loss and the ratemaking practices of the PSC. Extraordinary storm losses incurred by the Company are partially insured by various commercial insurance carriers. These insurance carriers provide partial insurance coverage for individual storm losses to the Company's transmission and distribution system between $15 million and $35 million. Storm losses which are outside of this range, as well as the uninsured layers within this range, are self-insured by the Company.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

NOTE 2. THE 1989 SETTLEMENT

On February 28, 1989, the Company and the State of New York entered into the 1989 Settlement resolving certain issues relating to the Company and providing, among other matters, for the financial recovery of the Company and for the transfer of Shoreham to the Long Island Power Authority (LIPA), an agency of the State of New York, for its subsequent decommissioning.

Upon the effectiveness of the 1989 Settlement, in June 1989, the Company recorded the FRA on its Balance Sheet and the retirement of its investment of approximately $4.2 billion, principally in Shoreham. The FRA has two components, the BFC and the RMC. For a further discussion of the FRA, see Note 1.

On February 29, 1992, the Company transferred ownership of Shoreham to LIPA. Pursuant to the 1989 Settlement, the Company was required to reimburse LIPA for all of its costs associated with the decommissioning of Shoreham. Effective May 1, 1995, the Nuclear Regulatory Commission (NRC) terminated LIPA's possession -only license for Shoreham. The termination signified the NRC's approval that decommissioning was complete and that the site is suitable for unrestricted use. At December 31, 1995, Shoreham post-settlement costs totaled approximately $1.052 billion, consisting of $487 million of property taxes and payments-in-lieu-of-taxes, and $565 million of decommissioning costs, fuel disposal costs and all other costs incurred at Shoreham after June 30, 1989.

The PSC has determined that all costs associated with Shoreham which are prudently incurred by the Company subsequent to the effectiveness of the 1989 Settlement are decommissioning costs. The RMA provides for the recovery of such costs through electric rates over the balance of a forty-year period ending 2029.

NOTE 3. RATE MATTERS

ELECTRIC

In 1993, the Company filed an Electric Rate Plan (Plan) with the PSC for the three-year period which began December 1, 1994. The goals of this Plan included minimizing future electric rate increases in addition to providing for the continued recovery of the Company's regulatory assets while retaining consistency with the Rate Moderation Agreement's (RMA) objective of restoring the Company to financial health. As a result of the rate proceeding initiated by the filing of the Company's Plan, the PSC issued an Order, in 1995, for the rate year beginning December 1, 1994, which among other things, froze overall electric rates, reduced the Company's allowed return on common equity from 11.6% to 11.0%, and modified or eliminated certain performance-based incentives as discussed below under the heading "Modifications to the LILCO Ratemaking and Performance Plan".

In addition, the PSC ordered that the rate proceeding be continued to allow the parties to develop a plan for achieving long-term rate stability, while, among other things, providing for the continuing recovery of the Shoreham-related assets. In its rate decision, the PSC reaffirmed its commitment to allow the Company to recover its Shoreham-related assets, noting that it is a crucial factor in the Company's ability to maintain its investment grade bond rating and to secure reasonably priced capital. The continuation of the rate proceeding will also enable the PSC to consider the Company's operations and its opportunities for greater efficiency over the next several years.

In 1995, the Company, through a compliance filing, requested a continuation of the rate freeze for the rate year beginning December 1, 1995. The PSC has yet to issue an electric rate order in response to this filing.

In February 1996, the PSC issued an order to show cause and instituted a proceeding to examine various opportunities to reduce the Company's current electric rates. Specifically, the Company has been directed to address the following: (i) should all or a part of the $81 million Suffolk County property tax refund that the Company received in January 1996, pursuant to a judgment in the Company's favor that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had previously been settled), be used to reduce current rates; (ii) should the return of the $26 million 1995 rate year net reconciliation credit to customers, as more fully discussed below, be accelerated; (iii) determine, upon review of the forecasts reflected in the September 1995 compliance filing for the rate year commencing December 1, 1995, whether adjustments to the forecasts can be reflected in rate reductions currently; and (iv) revisit the current mechanics of the Fuel Cost Adjustment (FCA) clause, as more fully discussed in Note 1, to determine whether all or a portion of any fuel cost savings can be reflected in current customer bills.

The Company has been directed to submit a response to the order to show cause addressing these items. Interested parties will have an opportunity to submit comments on the Company's filing, after which a hearing before an ALJ will be convened and the ALJ will determine further procedures. The Company is unable to predict the outcome of this proceeding and the impact, if any, that it may have on the Company's cash flow, financial condition or results of its operations.

While no assurances can be given, the Company's objective is to continue the current rate freeze through the rate year ending November 30, 1997.

Rate Moderation Component

The RMA, one of the constituent documents of the 1989 Settlement, provides for the full recovery of the RMC. The RMC balance represents deferred revenues to be collected from customers which result from the difference between conventional revenue requirements and revenues provided for under the 1989 Settlement and subsequent rate orders. Prior to December 31, 1992, the RMC had increased as the difference between revenues resulting from the implementation of the rate moderation plan provided for in the RMA and revenue requirements under conventional ratemaking, together with a carrying charge computed at the Company's allowed return on common equity, was deferred. The RMC had provided the Company with a substantial amount of non-cash earnings from the effective date of the 1989 Settlement through December 31, 1992. For the period December 31, 1992 through December 31, 1994, the RMC balance had decreased as revenues resulting from the operation of the rate moderation plan exceeded revenue requirements under conventional ratemaking.

During 1995, the Company was able to reduce the RMC balance by approximately $80 million by applying credits generated by the operation of the Company's Fuel Moderation Component Mechanism (FMC), as described below, and by crediting certain deferred customer benefits to the RMC, as prescribed by the PSC. The FMC and deferred customer benefits, which amounted to $87 million and $86 million, respectively, more than offset the accretion of the RMC resulting from revenues under the current electric rate order being less than the Company's revenue requirements under conventional ratemaking.

The FMC mechanism, which is included in the Company's FCA clause, allows the Company to collect the higher of the base cost of fuel included in electric rates or the actual cost of fuel. The actual cost of fuel consumed for electric generation for 1995 was approximately $87 million below the base cost of fuel, enabling the Company to use this excess to credit and thus reduce the RMC balance. For the years ended December 31, 1994 and 1993, the Company credited the RMC balance $83 million and $45 million, respectively, as a result of the operation of the FMC mechanism.

To assist in the recovery of the RMC balance, the Company, as authorized by the PSC, has credited the RMC with $86 million of deferred customer benefits, as noted above. These credits consisted principally of: (i) deferred amounts collected in rates that because of the Company's cost containment programs had not been expended for enhanced reliability and production operations and maintenance expenses during the term of the LRPP; (ii) net litigation proceeds related to the construction of Shoreham; and (iii) proceeds from the sale of sulfur dioxide emissions credits. For the years ended December 31, 1994 and 1993, the Company credited the RMC balance with deferred customer benefits totaling $5.1 million and $10.1 million, respectively.

Modifications to the Lilco Ratemaking and Performance Plan

In November 1991, the PSC approved the Lilco  Ratemaking  and  Performance  Plan
(LRPP). The LRPP contained three major components:  (i) revenue  reconciliation;
(ii) expense attrition and reconciliation; and (iii) performance-based incentives. In its latest electric rate order, the PSC has continued the three major components of the LRPP with modifications to the expense attrition and reconciliation mechanism and the performance-based incentives. The revenue reconciliation mechanism remains unchanged.

Revenue reconciliation provides a mechanism that eliminates the impact of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenues, net of fuel expenses and gross receipts taxes). The difference between actual and adjudicated net margin levels are deferred on a monthly basis during the rate year.

The expense attrition and reconciliation component permits the Company to make adjustments for certain expenses recognizing that these cost increases are unavoidable due to inflation and changes outside the control of the Company. Pursuant to the current electric rate order, which became effective December 1, 1994, the Company is permitted to reconcile expenses for property taxes only, whereas under the original LRPP the Company was able to reconcile expenses for wage rates, property taxes, interest costs and demand side management (DSM) costs.

The original LRPP had also provided for the deferral and amortization of certain cost variances for enhanced reliability, production operations and maintenance expenses and the application of an inflation index to other expenses. Under the current rate order, these deferrals have been eliminated and any unamortized balances were credited to the RMC during 1995.

The modified performance-based incentive programs include the DSM program, the customer service performance program and the transmission and distribution reliability program. Under these revised programs, the Company is subject to a maximum penalty of 38 basis points of the allowed return on common equity and can earn up to 4 basis points under the customer service program. This 4 basis point incentive can only be used to offset a penalty under the transmission and distribution reliability program. Under the original LRPP, the Company was allowed to earn up to 40 basis points or forfeit up to 18 basis points under these incentive programs.

The partial passthrough fuel incentive program remains unchanged. Under this incentive, the Company can earn or forfeit up to 20 basis points of the allowed return on common equity.

For the rate year ended November 30, 1995, the Company earned 19 basis points, or approximately $4.0 million, net of tax effects, as a result of its performance under all incentive programs. In each of the rate years ended November 30, 1994 and 1993, the Company earned 50 and 49 basis points, respectively, or approximately $9.2 million, net of tax effects, under the incentive programs in effect at those times.

The deferred balances resulting from the net margin expense reconciliations, and earned performance-based incentives are netted at the end of each rate year and, as established under the LRPP and continuing under the current rate order, the first $15 million of the total deferral is used to increase or decrease the RMC balance. Deferrals in excess of the $15 million, upon approval of the PSC, are refunded to or recovered from the customers through the FCA mechanism over a 12-month period.

For the rate year ended November 30, 1995, the amount to be returned to customers resulting from the revenue and expense reconciliations, performance-based incentive programs and associated carrying charges totaled $41 million. In accordance with the current electric rate order, and as established under the LRPP, the first $15 million of the deferral will be used to reduce the RMC. The remaining balance of $26 million is expected to be returned to the customers through the FCA over a 12-month period. For the rate years ended November 30, 1994 and 1993, the Company recorded deferred charges of approximately $79 million and $63 million, respectively. The first $15 million of the rate year ended November 30, 1993 was applied as an increase to the RMC while the remaining deferrals of $48 million were recovered from customers through the FCA. It is anticipated that the first $15 million of deferrals for the rate year ended November 30, 1994 will be reclassified to increase the RMC balance upon approval by the PSC of the Company's pending reconciliation filing and that the remaining $64 million will be recovered from customers through the FCA.

Another provision of the LRPP, which is continuing under the current rate structure, is a mechanism whereby earnings in excess of the allowed return on common equity, excluding the impacts of the various incentive and/or penalty programs, are used to reduce the RMC. For the rate year ended November 30, 1995, the Company earned $3.3 million, net of tax effects, in excess of its allowed return on common equity which was fully applied as a reduction to the RMC. In 1994, the Company did not earn in excess of its allowed return on common equity, while for the rate year ended November 30, 1993, the Company earned $8.9 million, net of tax effects, in excess of the allowed return on common equity which was shared equally between customers (by a reduction to the RMC) and shareowners. Under the modified mechanism currently in effect, all excess earnings are allocated to customers via a reduction to the RMC.

GAS

In December 1993, the PSC approved a three-year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provides that the Company receive, for each of the rate years beginning December 1, 1993, 1994 and 1995, annual gas rate increases of 4.7%, 3.8% and 3.2%, respectively. In the determination of the revenue requirements for the gas rate settlement, an allowed return on common equity of 10.1% was used. The gas rate decision also provides that earnings in excess of a 10.6% return on common equity be shared equally between the Company's firm gas customers and its shareowners. For the rate years ended November 30, 1995, and 1994, the Company earned approximately $1.5 million and $9.2 million, net of tax effects, respectively, in excess of the 10.6% return on common equity. The firm gas customers' portion of these excess earnings amounting to $0.8 million and $4.6 million, net of tax effects, respectively, has been deferred. The PSC has granted the Company permission to retain the customers' portion of the 1994 rate year excess earnings through the term of the gas rate settlement agreement and apply such excess earnings to the recovery of deferred Postretirement Benefits Other Than Pensions or manufactured gas plant (MGP) site cleanup costs. For a further discussion of Postretirement Benefits Other Than Pensions and MGP costs, see Notes 8 and 10, respectively. The Company has requested that the same treatment be granted for the disposition of the customer's portion of the 1995 rate year excess earnings which amounted to $1.5 million.

NOTE 4. THE CLASS SETTLEMENT

The Class Settlement, which became effective on June 28, 1989, resolved a civil lawsuit against the Company brought under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuit, which the Class Settlement resolved, had alleged that the Company made inadequate disclosures before the PSC concerning the construction and completion of nuclear generating facilities.

The Class Settlement provides the Company's electric customers with rate reductions aggregating $390 million. Upon its effectiveness, the Company recorded its liability for the Class Settlement on a present value basis at $170 million and simultaneously recorded a charge to income (net of tax effects of $57 million) of approximately $113 million. The Class Settlement provides the Company's electric customers with reductions that are being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. The remaining reductions to customers bills, amounting to approximately $247 million as of December 31, 1995, consists of approximately $17 million for the five-month period beginning January 1, 1996, $50 million for the 12-month period beginning June 1, 1996 and $60 million for each of the 12-month periods beginning June 1, 1997, 1998 and 1999, respectively.

NOTE 5. NINE MILE POINT NUCLEAR POWER STATION, UNIT 2

The Company has an 18% undivided interest in NMP2, located near Oswego, New York which is operated by Niagara Mohawk Power Corporation (NMPC). Ownership of NMP2 is shared by five cotenants: the Company (18%), NMPC (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric Corporation (14%) and Central Hudson Gas & Electric Corporation (9%). At December 31, 1995, the Company's utility plant investment in NMP2 included in rate base was $740 million, net of accumulated depreciation of $153 million. Generation from NMP2 and operating expenses incurred by NMP2 are shared in the same proportions as the cotenants' respective ownership interests. The Company's share of operating expenses is included on its Statement of Income. The Company is required to provide its respective share of financing for any capital additions to NMP2. Nuclear fuel costs associated with NMP2 are being amortized on the basis of the quantity of heat produced for the generation of electricity.

NMPC has contracted with the United States Department of Energy for the disposal of spent nuclear fuel. The Company reimburses NMPC for its 18% share of the cost under the contract at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses. For 1995, 1994 and 1993, this totaled $1.2 million, $1.4 million, and $1.0 million, respectively.

NMPC expects to commence the decommissioning of NMP2 in 2026, shortly after the cessation of plant operations, using a method which provides for the removal of all equipment and structures and the release of the property for unrestricted use. In 1995, NMPC completed a decommissioning study for NMP2 (1995 study) which is currently under evaluation by the Company and the other cotenants. The Company's share of decommissioning costs under the 1995 study is estimated to be $418 million in 2026 dollars ($145 million in 1995 dollars). Previously, the Company's share of decommissioning costs was $234 million in 2026 dollars, which was based upon a 1989 study which was updated to reflect a change in the NRC minimum decommissioning funding requirement. The increase included in the 1995 study is primarily due to the inclusion of nuclear fuel storage charges and costs for continuing care of the nuclear site. The Company's share of the estimated decommissioning costs, based upon the 1989 study, is currently being provided for in electric rates and is being charged to operations as depreciation expense over the expected service life of NMP2. The Company believes that the incremental decommissioning costs identified in the 1995 study will also be recoverable through rates. The amount of decommissioning costs recorded as depreciation expense in 1995, 1994 and 1993 was $2.3 million, $1.6 million and $1.7 million, respectively. The accumulated decommissioning costs collected in rates through December 31, 1995, 1994 and 1993 amounted to $11.0 million, $8.7 million and $7.1 million, respectively.

The Company has established trust funds for the decommissioning of the contaminated portion of the NMP2 plant. It is currently estimated that the cost to decommission the contaminated portion of the plant will be approximately 77% of the total decommissioning costs. These funds comply with regulations issued by the NRC and FERC governing the funding of nuclear plant decommissioning costs. The Company's policy is to make contributions to the funds based upon the amount of decommissioning costs collected in rates. As of December 31, 1995, the balance in these funds, including reinvested net earnings, was approximately $10.3 million. These amounts are included on the Company's Balance Sheet in Special deposits. The trust funds investment consists of U.S. Treasury debt securities and cash equivalents. The carrying amounts of these instruments approximate fair market value.

The Financial Accounting Standards Board issued an exposure draft in 1996 entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". If the provisions of the exposure draft were adopted, the Company would be required to change its current accounting practices for decommissioning costs as follows: (i) the Company's share of the total estimated decommissioning costs would be accounted for as a liability, based on discounted future cash flows; (ii) the recognition of the liability for decommissioning costs would result in a corresponding increase to the cost of the nuclear plant rather than as depreciation expense; and (iii) investment earnings on the assets dedicated to the external decommissioning trust fund would be recorded as investment income rather than as an increase to accumulated depreciation. The Company cannot presently predict the impact, if any, that this exposure draft will have on the Company's financial condition.

NOTE 6. CAPITAL STOCK

COMMON STOCK

The Company has 150,000,000 shares of authorized common stock, of which 119,655,441 were issued and outstanding at December 31, 1995. The Company has 1,707,443 shares reserved for sale through its Employee Stock Purchase Plan, 3,812,382 shares committed to the Automatic Dividend Reinvestment Plan and 112,798 shares reserved for conversion of the Series I Convertible Preferred Stock at a rate of $17.15 per share.

PREFERRED STOCK

The Company has 7,000,000 authorized shares, cumulative preferred stock, par value $100 per share and 30,000,000 authorized shares, cumulative preferred stock, par value $25 per share. Dividends on preferred stock are paid in preference to dividends on common stock or any other stock ranking junior to preferred stock.

Preferred Stock Subject to Mandatory Redemption

The aggregate fair value of redeemable preferred stock with mandatory redemptions at December 31, 1995 and 1994 amounted to approximately $598 million and $564 million, respectively, compared to their carrying amounts of $644 million and $649 million, respectively. For a further discussion on the fair value of the securities discussed above, See Note 1.

Each year the Company is required to redeem certain series of preferred stock through the operation of sinking fund provisions as follows:


                    Redemption         Number      Redemption
 Series        Provision Beginning    of Shares      Price
      L        July 31, 1979            10,500        $100
      R        December 15, 1982        37,500         100
      NN       March 1, 1999            77,700          25
      UU       October 15, 1999        112,000          25

In addition, the Company has the non-cumulative option to double the number of shares to be redeemed pursuant to the sinking fund provisions in any year for the preferred stock series NN and UU. The aggregate par value of preferred stock required to be redeemed through sinking funds in 1996 is $4.8 million, $1.1 million in 1997 and 1998 and $5.8 million in 1999 and 2000.

The Company is also required to redeem all shares of certain series of preferred stock which are not subject to sinking fund requirements. The mandatory redemption requirements for these series are as follows:



                            Redemption             Number of         Redemption
     Series                    Date                 Shares           Amounts

$1.67 Series GG            March 1, 1999             880,000        $ 22,000,000
7.95% Series AA            June 1, 2000           14,520,000         363,000,000
7.05% Series QQ            May 1, 2001             3,464,000          86,600,000
7.66% Series CC            August 1, 2002            570,000          57,000,000

Preferred Stock Not Subject to Mandatory Redemption

The Company has the option to redeem certain series of its preferred stock. For the series subject to optional redemption at December 31, 1995, the call prices were as follows:


    Series                          Call Price
5.00%  Series B                           $101
4.25%  Series D                            102
4.35%  Series E                            102
4.35%  Series F                            102
5 1/8% Series H                            102
5 3/4% Series I - Convertible              100

PREFERENCE STOCK

At  December   31,   1995,   none  of  the   authorized   7,500,000   shares  of
nonparticipating preference stock, par value $1 per share, which ranks junior to preferred stock, were outstanding.

NOTE 7. LONG-TERM DEBT

G&R MORTGAGE

During 1995, the Company retired the remaining $100 million of First Mortgage Bonds with cash on hand. As a result, the lien of the First Mortgage has been discharged making the General and Refunding Bonds (G&R Bonds) the Company's only outstanding secured indebtedness. The G&R Mortgage is a lien on substantially all of the Company's properties.

The annual G&R Mortgage sinking fund requirement for 1995, due not later than June 30, 1996, is estimated at $25 million. The Company expects to satisfy this requirement with retired G&R Bonds, plant additions or with cash on hand, or any combination thereof.

1989 REVOLVING CREDIT AGREEMENT

The Company has available through October 1, 1996, $300 million under its 1989 Revolving Credit Agreement (1989 RCA). This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories. At December 31, 1995, no amounts were outstanding under the 1989 RCA. The Company has agreed to pay a fee of one quarter of one percent per annum on the unused portion. The 1989 RCA may be extended for one-year periods upon the acceptance by the lending banks of a request by the Company, which must be delivered to the lending banks prior to April 1 of each year. It is the Company's intent to request an extension prior to April 1, 1996.

AUTHORITY FINANCING NOTES

Authority Financing Notes are issued by the Company to the New York State Energy Research and Development Authority (NYSERDA) to secure certain tax-exempt Industrial Development Revenue Bonds, Pollution Control Revenue Bonds (PCRBs) and Electric Facilities Revenue Bonds (EFRBs) issued by NYSERDA. Certain of these bonds are subject to periodic tender, at which time their interest rates may be subject to redetermination.

Tender requirements of Authority Financing Notes at December 31, 1995 were as follows:

                                                       (In thousands of dollars)
            Interest
              Rate     Series       Principal        Tendered

PCRBs        8 1/4%    1982        $ 17,200     Tendered every three
                                                years, next tender
                                                October 1997

              4.70%    1985 A,B     150,000     Tendered annually on
                                                March 1

EFRBs         5.00%    1993 A        50,000     Tendered weekly
              5.05%    1993 B        50,000     Tendered weekly
              4.95%    1994 A        50,000     Tendered weekly
              5.00%    1995 A        50,000     Tendered weekly


The 1995, 1994 and 1993 EFRBs and the 1985 PCRBs are supported by letters of credit pursuant to which the letter of credit banks have agreed to pay the principal, interest and premium, if applicable, in the aggregate, up to approximately $381 million in the event of default. The obligation of the Company to reimburse the letter of credit banks is unsecured.

The expiration dates for these letters of credit are as follows:


                   Series          Expiration Date

PCRBs              1985 A,B        March 16, 1999

EFRBs              1993 A,B        November 17, 1996
                   1994 A          October 26, 1997
                   1995 A          August 24, 1998

Prior to expiration, the Company is required to obtain either an extension of the letters of credit or a substitute credit facility. If neither can be obtained, the authority financing notes supported by letters of credit must be redeemed. In 1996, the Company amended the letter of credit for the PCRBs to extend the stated expiration date to March 16, 1999.

FAIR VALUES OF LONG-TERM DEBT

The carrying amounts and fair values of the Company's long-term debt at December 31 were as follows:


                                             (In thousands of dollars)
1995
                                              FAIR          CARRYING
                                              VALUE           AMOUNT
General and Refunding Bonds                $1,968,173      $1,951,000
Debentures                                  2,245,138       2,270,000
Authority Financing Notes                     928,967         916,675
Total                                      $5,142,278      $5,137,675


1994
First Mortgage Bonds                       $   95,688      $  100,000
General and Refunding Bonds                 1,844,289       1,951,000
Debentures                                  1,867,510       2,270,000
Authority Financing Notes                     829,651         866,675
Total                                      $4,637,138      $5,187,675

For a further  discussion on the fair value of the securities  listed above, see
Note 1.


MATURITY SCHEDULE

The total  long-term debt maturing in each of the next five years is as follows:
1996, $415 million;  1997, $251 million; 1998, $101 million; 1999, $454 million;
and 2000, $37 million.

NOTE 8. RETIREMENT BENEFIT PLANS

PENSION PLANS

The Company maintains a defined benefit pension plan which covers substantially all employees (Primary Plan), a supplemental plan which covers officers and certain key executives (Supplemental Plan) and a retirement plan which covers the Board of Directors (Directors' Plan). The Company also maintains 401(k) plans for its union and non-union employees to which it does not contribute.

Primary Plan

The Company's funding policy is to contribute annually to the Primary Plan a minimum amount consistent with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Pension benefits are based upon years of service and compensation.

The Primary Plan's funded status and amounts recognized on the Balance Sheet at December 31, 1995 and 1994 were as follows:

                                                (In thousands of dollars)
                                                      1995        1994
Actuarial present value of benefit obligation
  Vested benefits                               $  518,487    $  467,962
  Nonvested benefits                                54,305        50,385
Accumulated Benefit Obligation                  $  572,792    $  518,347

Plan assets at fair value                       $  685,300    $  597,200
Actuarial present value of projected
  benefit obligation                               662,360       592,339
Projected benefit obligation less
  than plan assets                                  22,940         4,861
Unrecognized net obligation                         77,831        84,577
Unrecognized net gain                              (97,285)      (90,335)
Net Prepaid (Accrued) Pension Cost             $     3,486    $     (897)

Periodic pension cost for the Primary Plan included the following components:

                                                 (In thousands of dollars)
                                             1995          1994           1993

Service cost - benefits
  earned during the period              $  15,385     $  16,465      $  14,481
Interest cost on projected benefit
  obligation and service cost              45,987        43,782         41,865
Actual return on plan assets             (102,099)      (12,431)       (54,010)
Net amortization and deferral              57,665       (31,633)        10,025
Net Periodic Pension Cost               $  16,938     $  16,183      $  12,361


Assumptions used in accounting for the Primary Plan were as follows:

                                            1995     1994     1993
Discount rate                               7.25%    7.75%   7.25%
Rate of future compensation increases       5.00%    5.00%   5.00%
Long-term rate of return on assets          7.50%    7.50%   7.50%

The Primary Plan assets at fair value include cash, cash equivalents, group annuity contracts, bonds and listed equity securities.

In 1993, the PSC issued an Order which addressed the accounting and ratemaking treatment of pension costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Under the Order, the Company is required to recognize any deferred net gains or losses over a ten-year period rather than using the corridor approach method. This change in the annual pension cost calculation reduced pension expense by $4.6 million in the year of adoption, 1993. The Company believes that this method of accounting for financial reporting purposes results in a better matching of revenues and the Company's pension cost. The Company defers differences between pension rate allowance and pension expense under the Order. In addition, the PSC requires the Company to measure the difference between the pension rate allowance and the annual pension contributions contributed into the pension fund.

Supplemental Plan

The Supplemental Plan, the cost of which is borne by the Company's shareowners, provides supplemental death and retirement benefits for officers and other key executives without contribution from such employees. The Supplemental Plan is a non-qualified plan under the Internal Revenue Code. Death benefits are currently provided by insurance. The provision for plan benefits, which are unfunded, totaled approximately $2.3 million in both 1995 and 1994, and $2.8 million in 1993.

Directors' Plan

The Directors' Plan provides benefits to directors who are not officers of the Company. Directors who have served in that capacity for more than five years qualify as participants under the plan. The Directors' Plan is a non-qualified plan under the Internal Revenue Code. The provision for retirement benefits, which are unfunded, totaled approximately $114,000,

$148,000, and $150,000 in 1995, 1994 and 1993, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age after working for the Company for a minimum of five years. These and similar benefits for active employees are provided by the Company or by insurance companies whose premiums are based on the benefits paid during the year. Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the Company to recognize the expected cost of providing postretirement benefits when employee services are rendered rather than when paid. As a result, the Company, in 1993, recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of approximately $376 million. Additionally, as a result of adopting SFAS No. 106, the Company's postretirement benefit cost for 1993 increased by $28 million above the amount that would have been recorded under the pay-as-you-go method.

In 1993, the PSC issued an Order which required that the effects of implementing SFAS No. 106 be phased into rates. The Order requires the Company to defer as a regulatory asset the difference between postretirement benefit expense recorded for accounting purposes in accordance with SFAS No. 106 and the postretirement benefit expense reflected in rates. The ongoing annual postretirement benefit expense will be phased into and fully reflected in rates within a five-year period from the year of adoption, which began December 1, 1993, with the accumulated regulatory asset being recovered in rates over a 15-year period, beginning December 1, 1997. In addition, the Company is required to recognize any deferred net gains or losses over a ten-year period.

In 1994, the Company established  Voluntary Employee's  Beneficiary  Association
(VEBA) trusts for union and non-union employees for the funding of incremental costs collected in rates for postretirement benefits. For the years ended December 31, 1995 and 1994, the Company funded the trusts with approximately $50 million and $2 million, respectively.

Accumulated postretirement benefit obligation other than pensions at December 31 was as follows:
                                          (In thousands of dollars)
                                                1995          1994
Retirees                                     $ 135,497      $ 159,590
Fully eligible plan participants                52,028         57,788
Other active plan participants                 142,035        133,030
Accumulated postretirement
  benefit obligation                         $ 329,560      $ 350,408
Plan assets                                    (53,646)        (2,200)
Accumulated postretirement benefit
  obligation in excess of plan
  assets                                       275,914        348,208
Unrecognized net gain                          100,335         73,936
Accrued Postretirement Benefit Cost          $ 376,249      $ 422,144


At December 31, 1995, the Plan assets at fair value include cash and cash equivalents of $53.5 million and listed equity securities of the Company representing $0.1 million. At December 31, 1994, the Plan assets at fair value include cash and cash equivalents of approximately $2.2 million.

Periodic postretirement benefit cost other than pensions for the years were as follows:

                                             1995           1994          1993
Service cost - benefits
  earned during the period              $   9,082       $ 11,275      $ 12,980
Interest cost on projected
  benefit obligation and
  service cost                             22,412         25,713        29,531
Actual return on plan assets               (1,034)              -            -
Amortization of net gain                  (14,699)        (5,213)            -
Periodic Postretirement
  Benefit Cost                          $  15,761       $ 31,775     $  42,511

Assumptions used to determine the postretirement benefit obligation were as follows:

                                              1995         1994    1993
Discount rate                                 7.25%       7.75%    7.25%
Rate of future compensation increases         5.00%       5.00%    5.00%
Long-term rate of return on assets            7.50%          -        -


The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at December 31, 1995 and 1994 were 8.5% and 9.0%, respectively, gradually declining to 6.0% in 2001 and thereafter. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 by approximately $36 million and $44 million, respectively, and the sum of the service and interest costs in 1995 and 1994 by $4 million and $6 million, respectively.

NOTE 9. FEDERAL INCOME TAX

At December 31, the significant components of the Company's deferred tax assets and liabilities calculated under the provisions of SFAS No. 109 were as follows:
                                                  (In thousands of dollars)
                                                   1995           1994
Deferred Tax Assets
Net operating loss carryforwards                 $ 338,921         $   552,917
Reserves not currently deductible                   66,825              86,267
Tax depreciable basis in excess
  of book                                           41,428              48,557
Nondiscretionary excess credits                     29,826              31,933
Credit carryforwards                               149,545             142,329
Other                                              125,246              89,763
Total Deferred Tax Assets                       $  751,791         $   951,766

Deferred Tax Liabilities
1989 Settlement                                $  2,155,418        $  2,174,729
Accelerated depreciation                            628,475             608,302
Call premiums                                        50,062              56,324
Rate case deferrals                                  28,971              55,598
Other                                                35,597              46,840
Total Deferred Tax Liabilities                    2,898,523           2,941,793
Net Deferred Tax Liability                    $   2,146,732        $  1,990,027

SFAS No. 109 requires utilities to establish regulatory assets and liabilities for the portion of its deferred tax assets and liabilities that have not yet been recognized for ratemaking purposes. The major components of these regulatory assets and liabilities are as follows:

                                             (In thousands of dollars)
                                               1995            1994
Regulatory Assets
1989 Settlement                          $   1,666,744         $  1,672,820
Plant items                                    149,520              169,743
Other                                          (13,881)             (10,874)
Total Regulatory Assets                  $   1,802,383         $  1,831,689

Regulatory Liabilities
Carryforward credits                     $      82,330         $     75,114
Other                                           33,730               36,104
Total Regulatory Liabilities             $     116,060         $    111,218

The federal income tax amounts included in the Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax. The table below sets forth the reasons for such differences.

                                                 (In thousands of dollars)
                                          1995       1994          1993
Income before federal income tax      $ 508,824   $ 478,564      $ 468,839
Statutory federal income tax rate           35%          35%           35%
Statutory federal income tax         $ 178,088    $ 167,497      $ 164,094

Additions (reductions) in federal
  income tax
  Excess of book depreciation over
    tax depreciation                    18,588       14,745        12,437
  1989 Settlement                        4,213        4,213         4,256
  Interest capitalized                   2,218        2,449         3,443
  Tax credits                           (1,025)      (2,058)       (5,586)
  Rate case adjustments                  3,752       (4,779)       (1,285)
  Allowance for funds used during
  construction                          (2,392)      (2,450)       (2,304)
  Other items                            2,096       (2,905)       (2,779)
Total Federal Income Tax Expense     $ 205,538    $ 176,712     $ 172,276
Effective Federal Income Tax Rate         40.4%        36.9%         36.7%


The Company's net operating loss (NOL) carryforwards for federal income tax purposes are estimated to be approximately $968 million at December 31, 1995. The Company anticipates that it will fully utilize its NOL carryforwards by the end of 1997, however, should they not be utilized they will expire in the years 2004 through 2007. The Company currently has tax credit carryforwards of approximately $150 million. This balance is composed of investment tax credit
(ITC) carryforwards, net of the 35% reduction required by the Tax Reform Act of 1986, totaling approximately $142 million and research and development credits totaling approximately $8 million. The credit carryforwards will expire in the years 1998 through 2010. For financial reporting purposes, a valuation allowance was not required to offset the deferred tax assets related to these carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In 1990 and 1992, the Company received Revenue Agents' Reports disallowing certain deductions and credits claimed by the Company on its federal income tax returns for the years 1981 through 1989. The Revenue Agents' Reports reflect proposed adjustments to the Company's federal income tax returns for this period which, if sustained, would give rise to tax deficiencies totaling approximately $227 million. The Company believes that any such deficiencies as finally determined would be significantly less than the amounts proposed in the Revenue Agents' Reports. The Revenue Agents have also proposed ITC adjustments which, if sustained, would reduce the ITC carryforwards by approximately $96 million. The Company has protested some of the proposed adjustments which are presently under review by the Regional Appeals Office of the Internal Revenue Service. If this review does not result in a settlement that is satisfactory to the Company, the Company intends to seek a judicial review. The Company believes that its reserves are adequate to cover any tax deficiency that may ultimately be determined and that cash from operations will be sufficient to satisfy any settlement reached.

NOTE 10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into substantial commitments for gas supply, purchased power and transmission facilities. The costs associated with these commitments are recovered from customers through provisions in the Company's rate tariffs.

The Company expended approximately $1 million in 1995 to meet continuous emission monitoring requirements and to meet Phase I nitrogen oxide (NOx) reduction requirements under the federal Clean Air Act (CAA). Subject to requirements that are expected to be promulgated in forthcoming regulations, the Company estimates that it may be required to expend approximately $50 to 60 million (net of NOx credit sales) by 2003 to meet Phase II and Phase III Nox reduction requirements and approximately $24 million by 1999 to meet potential requirements for the control of hazardous air pollutants from power plants. The Company believes that all of the above costs will be recoverable through rates.

CONTINGENCIES

LONG ISLAND POWER AUTHORITY PROPOSED PLAN

During 1995, the Governor of the State of New York requested that the Long Island Power Authority (LIPA) develop a plan that, in addition to replacing the Company as the primary electric and gas utility on Long Island, would among other things, produce an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property taxpayers on Long Island. In response to this request, the Board of Trustees of LIPA established a committee (Evaluation Committee) to analyze various plans involving the Company's business operations and assets.

In December 1995, after soliciting information and indications of interest from various parties in connection with a LIPA-facilitated financial restructuring/acquisition of the Company, the members of the Evaluation Committee and their advisors announced a proposed plan to restructure the Company and reduce electric rates on Long Island by 12% (Proposed Plan). The Proposed Plan, which has not been adopted by the LIPA Board or formally presented to the Company's Board of Directors for consideration, generally provides that: (i) the Company sell, subject to LIPA's approval, its gas business and electric generation assets; (ii) LIPA purchase the Company's transmission, distribution and Shoreham-related assets; (iii) LIPA enter into long-term power purchase agreements with the purchasers of the generation assets; (iv) LIPA enter into agreements with contractors to manage the transmission and distribution system; and (v) LIPA exercise its power of eminent domain over all or a portion of the Company's assets or securities in order to achieve its objectives if a negotiated agreement cannot be reached with the Company.

The Company has indicated to LIPA that certain elements of the Proposed Plan raise significant concerns. Specifically, the Proposed Plan contains no information regarding the values or prices contemplated to be paid for the Company's assets, no financing commitments for any portion of the proposed transaction were disclosed and no indications that endorsements by certain State officials required to approve any transaction undertaken by LIPA have been obtained. In addition, based on the limited information currently available, the Company is unable to determine how the anticipated rate reduction would be achieved and how the reliability of the electric system, including storm restoration capabilities, would be maintained given the multiple entities that would be responsible for providing such service.

Notwithstanding these concerns, the Company remains willing to cooperate with LIPA in developing a plan that is beneficial to the Company's investors, customers and employees. The Company is continuously assessing various other strategies in an effort to provide the greatest possible value to its constituents in light of the changing economic, regulatory and political challenges affecting the Company. Such strategies may include a review and modification of its operations to best meet the challenges of a competitive environment, a possible reorganization of the Company, potential joint ventures and/or possible business combinations with other entities.

The implementation of certain plans involving the Company's business operations and assets would be subject to, among other things, shareholder and regulatory approvals and could impact the Company's future financial results and operations. Accordingly, the Company is unable to determine what plan, if any, will be pursued by it and/or LIPA or whether any related transaction will be consummated.

COMPETITIVE ENVIRONMENT

The electric industry continues to undergo fundamental changes as regulators, elected officials and customers seek lower energy prices. These changes, which may have a significant impact on future financial performance of electric utilities, are being driven by a number of factors including a regulatory environment in which traditional cost-based regulation is seen as a barrier to lower energy prices. In 1995, both the Public Service Commission of the State of New York (PSC) and the Federal Energy Regulatory Commission (FERC) continued their separate initiatives with respect to developing a framework for a competitive electric marketplace.

New York State Competitive Opportunities Proceedings

In 1994, the PSC began the second phase of its Competitive Opportunities Proceedings to investigate issues related to the future of the regulatory process in an industry which is moving toward competition. The PSC's overall objective was to identify regulatory and ratemaking practices that would assist New York State utilities in the transition to a more competitive environment designed to increase efficiency in providing electricity while maintaining safe, affordable and reliable service.

During 1995, the proceedings continued with the PSC adopting a series of principles which it will use to guide the transition of the electric utility industry in New York State from a rate-regulated cost of service model to a competitive market-driven model. The principles state, among other things, that:
(i) consumers should have a reasonable opportunity to realize savings from competition; (ii) a basic level of reasonably priced service must be maintained;
(iii) the integrity, safety and reliability of the system should not be jeopardized; and (iv) the current industry structure, in which most power plants are vertically integrated with natural monopoly transmission and distribution systems, should be thoroughly examined to ensure that it does not impede or obstruct the development of effective wholesale or retail competition. In addition, the principles state that utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations, consistent with these principles.

In October 1995, the Energy Association, which is comprised of the Company and the six other investor-owned New York State utilities, filed a proposal designed to achieve the principles outlined by the PSC. The proposal, which is referred to as the "Wholesale Poolco Model", establishes a framework that will allow competition at the wholesale level. The plan would, among other things: (i) allow utilities, non-regulated generators and other market participants to create a wholesale exchange that allows market forces to determine the price of wholesale electricity; (ii) establish an Independent System Operator (ISO) to coordinate the safe and reliable operation of the bulk power transmission system; (iii) increase customer choice by providing clear market price signals so customers can make informed decisions on the use of electricity; and (iv) separate the generation portion of a utility's business from its regulated transmission and distribution business.

In this model, competing generating suppliers would bid energy sales into the market. The market clearing price for energy would be determined by the bid of the highest price unit needed to serve the load in a particular location. Regulated utility companies could purchase energy from the market, which would establish a half-hour locational spot market price for electricity, or the utility could seek to enter into bilateral energy agreements with other parties. Bilateral agreements would be administered independently of the wholesale exchange, but would be scheduled through the ISO. These bilateral agreements would be permitted among utility companies, generating companies and power marketers. In the Wholesale Poolco Model, the purchase of electricity by end use customers would still be bundled with transmission, distribution and customer service, all of which would be provided by regulated utilities.

The support of the New York State utilities for the Wholesale Poolco Model is predicated on a number of factors, including: (i) a reasonable opportunity to fully recover all investments and expenditures made to provide reliable service under the existing regulatory compact; (ii) PSC support for the option of each utility to continue in the generation business; (iii) special treatment of nuclear plants based on their unique characteristics; and (iv) the adoption of a clearly defined transition plan to ensure that the interests of the customer and the investor are adequately protected.

In December 1995, an Administrative Law Judge (ALJ) of the PSC issued a Recommended Decision (RD) to the PSC with respect to this Competitive Opportunities Proceedings. The ALJ recommended a competitive model which seeks to transition the electric utility industry in New York State to full retail competition through two stages. The first stage of this recommendation seeks to transition the industry from its current cost of service rate regulation to a competitive wholesale model similar to the Wholesale Poolco Model. This first stage would allow participants to become familiar with the operation of a deregulated, competitive generation market prior to the eventual movement to full retail competition in the second stage, through a model known as the Flexible Retail Poolco Model.

The Flexible Retail Poolco Model contains many of the same attributes associated with the Wholesale Poolco Model, including: (i) an ISO to coordinate the safe and reliable operation of generation and transmission; (ii) open access to the transmission system, which would be regulated by FERC; and (iii) the continuation of a regulated distribution company to operate and maintain the distribution system. The principal difference between the models is that customers would have a choice among suppliers of electricity in the Flexible Retail Poolco Model whereas in the Wholesale Poolco Model, the regulated entity would acquire electric energy from the spot energy sales exchange to sell to the customer.

The Flexible Retail Poolco Model would also: (i) deregulate energy/customer services such as meter reading and customer billing; (ii) unbundle electricity into four components: generation, transmission, distribution, and energy/customer services; and (iii) provide customers with a choice among suppliers of electricity, and allow customers to acquire electricity either by long-term contracts or purchases on the spot market or a combination of the two.

One of the most contentious issues of the Competitive Opportunities Proceedings has been the position taken by the various parties to the proceedings on the amount of recovery utilities should be permitted to collect from customers for so-called stranded investments. Stranded investments represent costs that utilities would have otherwise recovered through rates under traditional cost of service regulation that, under competition, utilities may not be able to recover since the market price for their product may be inadequate to recover these costs. The Staff of the PSC, for example, has indicated that utilities should not expect full recovery of stranded costs. The Energy Association has commented that utilities have a sound legal precedent confirmed by long-standing PSC policy to fully recover all prudently incurred costs, including stranded costs. The RD states that for recovery, stranded costs must be prudent, verifiable and unable to be reduced through mitigation measures. The RD states that recovery of stranded costs be predicated on the prudency of the costs incurred. The costs must be verifiable and the Company must show that it was unable to avoid incurring these costs.

The RD states that a generic decision should address the definition, the method of measurement, the requirements for mitigation, a preferable recovery mechanism, and a standard for the recovery of stranded investments. The calculation of the amount to be recovered from customers, however, should be left to individual rate cases or special proceedings that should begin during 1996. The RD further directs New York State investor-owned utilities to individually file, within six months of the PSC's order, a comprehensive long-term proposal addressing the significant components of the RD.

It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the Company would recover in a competitive environment. The outcome of these proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the

Effects of Certain Types of Regulation", which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," could then require a significant write-down of assets, the amount of which cannot presently be determined. For a further discussion of SFAS No. 71 and SFAS No. 121, see Note 1.

The Electric Industry - Federal Regulatory Issues

As a result of Congress' passage of the Public Utility Regulatory Policies Act of 1978 (PURPA), and the National Energy Policy Act of 1992 (NEPA), the once monopolistic electric utility industry now faces competition.

PURPA's goal is to reduce the United States' dependence on foreign oil, encourage energy conservation and promote diversification of fuel supply. Accordingly, PURPA provided for the development of a new class of electric generators which rely on either cogeneration technology or alternate fuels. The utilities are obligated under PURPA to purchase the output of certain of these new generators, which are known as qualified facilities (QFs).

NEPA sought to increase economic efficiency in the creation and distribution of power by relaxing restrictions on the entry of new competitors to the wholesale electric power market (i.e., sales to an entity for resale to the ultimate consumer). NEPA does so by creating exempt wholesale generators that can sell power in wholesale markets without the regulatory constraints placed on utility generators such as the Company. NEPA also expanded FERC's authority to grant access to utility transmission systems to all parties who seek wholesale wheeling for wholesale competition. Significant issues associated with the removal of restrictions on wholesale transmission system access have yet to be resolved and the potential impact on the Company's financial position cannot yet be determined.

FERC is in the process of setting policy which will largely determine how wholesale competition will be implemented. FERC has declared that utilities must provide wholesale wheeling to others that is comparable to the service utilities provide themselves. FERC has issued policy statements concerning regional transmission groups, transmission information requirements and "good faith" requests for service and transmission pricing. In March 1995, FERC issued a Notice of Proposed Rulemaking (NOPR) which combined the issues of open transmission access and stranded cost recovery. The NOPR contained a strong endorsement of the right of the utilities to full recovery of stranded costs due to wholesale wheeling and retail-turned-wholesale wheeling arrangements. During the year, FERC has followed up on these issues through an extensive comment period, holding public hearings on pro-forma transmission tariffs, ancillary services, real-time information systems and power pooling issues. FERC recently announced its interest in exploring the role of an ISO in providing comparable transmission access. It is expected that FERC will issue a final order on open access in 1996. Utilities, including the Company, and numerous other interested parties are actively involved in these proceedings.

It is not possible to predict the outcome of these proceedings or the effect, if any, on the financial condition of the Company. The Company participates in the wholesale electricity market primarily as a buyer, and in this regard should benefit if rules are adopted which result in lower wholesale prices for its retail customers.

The Company's Service Territory

The changing utility regulatory environment has affected the Company in a number of ways. For example, PURPA's encouragement of the non-utility generator (NUG) industry has negatively impacted the Company. In 1995, the Company lost sales to NUGs totaling 366 gigawatt-hours (Gwh) representing a loss in electric revenues net of fuel (net revenues) of approximately $28 million, or 1.5% of the Company's net revenues. In 1994, the Company lost sales to NUGs totaling 237 Gwh or approximately $24 million of net revenues. The increase in lost net revenues resulted principally from the completion, in April 1995, of a QF located at the State University of New York at Stony Brook, New York (Stony Brook Project). The annual load loss due to this QF is estimated to be 188 Gwh. The Company estimates that in 1996, sales losses to NUGs will be 414 Gwh an increase reflecting 12 months of operation for the Stony Brook Project or approximately 1.7% of projected net revenues. The Company believes that load losses due to NUGs have stabilized. This belief is based on the fact that the Company's customer load characteristics, which lack a significant industrial base and related large thermal load, will mitigate load loss and thereby make cogeneration economically unattractive.

Additionally, as mentioned above, the Company is required to purchase all the power offered by QFs which in 1995 and 1994 approximated 205 megawatts (MW). QFs have the choice of pricing sales to the Company at either the PSC's published estimates of the Company's long-range avoided costs (LRAC) or the Company's tariff rates, which are modified from time to time, reflecting the Company's actual avoided costs. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (kWh) for utility purchases of power from certain categories of QFs, considerably above the Company's avoided cost. The six cent minimum now only applies to contracts entered into before June 1992. The Company believes that the repeal of the six cent minimum, coupled with recent PSC updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits of constructing new QFs. The Company estimates that purchases from QFs required by federal and state law cost the Company $53 million more than it would have cost had the Company generated this power in both 1995 and 1994.

The Company has also experienced a revenue loss as a result of its policy of voluntarily providing wheeling of New York Power Authority (NYPA) power for economic development. The Company estimates that in 1995 and 1994 NYPA power displaced approximately 429 Gwh and 400 Gwh of annual energy sales, respectively. The net revenue loss associated with this amount of sales is approximately $30 million or 1.6% of the Company's 1995 net revenues and $28 million or 1.5% of the Company's 1994 net revenues. Currently, the potential loss of additional load is limited by conditions in the Company's transmission agreements with NYPA.

Aside from NUGs, a number of customer groups are seeking to hasten consideration and implementation of full retail competition. For example, an energy consultant has petitioned the PSC, seeking alternate sources of power for Long Island school districts. The County of Nassau has also petitioned the PSC to authorize retail wheeling for all classes of electric customers in the county. In addition, several towns and villages on Long Island are investigating municipalization, in which customers form a government-sponsored electric supply company. This is one form of competition likely to increase as a result of NEPA. The Town of Southampton and several other towns in the Company's service territory are considering the formation of a municipally owned and operated electric authority to replace the services currently provided by the Company. Suffolk County issued a request for proposal from suppliers for up to 200 MW of power which the County would then sell to its residential and commercial customers. The County has awarded the bid to two off-Long Island suppliers and has requested the Company to deliver the power. The Company has responded that it does not believe the County is eligible under present laws and regulations to purchase wholesale power and resell it to retail customers, and has declined to offer the requested retail wheeling service. The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of its transmission grid to potential competitors from off the system.

The matters discussed above involve substantial social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of customers to another, that fails to enhance the provision of least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. The Company is unable to predict what action, if any, the PSC or FERC may take regarding any of these matters, or the impact on the Company's financial condition if some or all of these matters are approved or implemented by the appropriate regulatory authority.

Notwithstanding the outcome of the state or federal regulatory rate proceedings, or any other state action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

ENVIRONMENT

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

The New York State Department of Environmental Conservation (NYSDEC) has required the Company and other New York State utilities to investigate and, where necessary, remediate their former manufactured gas plant (MGP) sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies is believed to have produced manufactured gas. The Company expects to enter into an Administrative Consent Order (ACO) with the NYDEC in 1996 regarding the management of environmental activities at these properties. Although the exact amount of the Company's clean-up costs, cannot yet be determined, based on the findings of investigations at two of these six sites, preliminary estimates indicate that it will cost approximately $35 million to clean up all of these sites over the next five to ten years. Accordingly, the Company had recorded a $35 million liability and a corresponding regulatory asset to reflect its belief that the PSC will provide for the future recovery of these costs through rates as it has for other New York State utilities. The Company has notified its former and current insurance carriers that it seeks to recover from them certain of these investigation and clean-up costs. However, the Company is unable to predict the amount of insurance recovery, if any, that it may obtain. In addition, there are several other sites within the Company's service territory that were former MGP sites. Research is underway to determine their relationship, if any, to the Company or its predecessor companies. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products on these sites.

The Company has been notified by the Environmental Protection Agency (EPA) that it is one of many potentially responsible parties (PRPs) that may be liable for the remediation of three licensed treatment, storage and disposal sites to which the Company may have shipped waste products and which have subsequently become environmentally contaminated. At one site, located in Philadelphia, Pennsylvania, and operated by Metal Bank of America, the Company and nine other PRPs, all of which are public utilities, have entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS). Under a PRP participant agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS which has been completed and is currently being reviewed by the EPA. The Company's total share of costs to date is approximately $0.5 million. The level of remediation required will be determined when the EPA issues its decision. Based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million. The Company has recorded a liability of $1.1 million representing its estimated share of the additional cost to remediate this site.

With respect to the other two sites, located in Kansas City, Kansas and Kansas City, Missouri, the Company is investigating allegations that it had made agreements for disposal of polychlorinated biphenyls (PCBs) or items containing PCBs at these sites. The EPA has provided the Company with documents indicating that the Company was responsible for less than 1% of the total weight of the PCB-containing equipment, oil and materials that were shipped to the Missouri site. The EPA has not yet completed compiling documents for the Kansas site. The Company is currently unable to determine its share, if any, of the cost to remediate these two sites or the impact, if any, on the Company's financial position.

In addition, the Company was notified that it is a PRP at a Superfund Site in Farmingdale, New York. Portions of the site are allegedly contaminated with PCBs, solvents and metals. The Company was also notified by other PRPs that it should be responsible for expenses in the amount of approximately $0.1 million associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is currently unable to determine its share of the cost to remediate this site or the impact, if any, on the Company's financial position.

The Connecticut Department of Environmental Protection (DEP) and the Company have signed an ACO which will require the Company to address leaks from an electric transmission cable located under the Long Island Sound (Sound Cable). The Sound Cable is jointly owned by the Company and the Connecticut Light and Power Company, a subsidiary of Northeast Utilities. Specifically, the order requires the Company to evaluate existing procedures and practices for cable maintenance, operations and fluid spill response procedures and to propose alternatives to minimize fluid spill occurrences and their impact on the environment. Alternatives to be evaluated range from improving existing monitoring and maintenance practices to removal and replacement of the Sound Cable. The Company is currently unable to determine the costs it will incur to complete the requirements of the ACO or to comply with any additional DEP requirements.

In addition, the Company has been served with a subpoena from the U.S. Attorney for the District of Connecticut to supply certain written information regarding releases of fluid from the Sound Cable, as well as associated operating and maintenance practices. Since the investigation is in its preliminary stages, the Company is unable to determine the likelihood of a criminal proceeding being initiated at this time. However, the Company believes all activities associated with the response to releases from the Sound Cable were consistent with legal and regulatory requirements.

The Company believes that all significant costs incurred with respect to environmental investigations and remediation activities will be recoverable through rates.

NUCLEAR PLANT INSURANCE

The NRC requires the owners of nuclear facilities to maintain certain types of insurance. For property damage at each nuclear generating site, the NRC requires a minimum of $1.06 billion of coverage. With respect to third party liability and property damage, the NRC requires nuclear plant owners to carry $200 million in primary coverage. Pursuant to these requirements, the Company carries property insurance and third-party bodily injury and property liability insurance for its 18% share in NMP2. The annual premiums for this coverage are not material.

The third-party liability and property damage insurance policies also include retroactive premiums under certain circumstances. The retroactive premium is related to the NRC's requirement that nuclear facility owners, in addition to carrying $200 million in primary coverage, also participate in a Secondary Financial Protection Fund (Fund). Under the Price Anderson Act, that assessment related to the Fund could be up to $79.3 million per nuclear incident in any one year at any nuclear unit, but not in excess of $10 million in payments per year for each incident. The Price Anderson Act also limits liability for third-party bodily injury and third-party property damage arising out of a nuclear occurrence at each unit to $8.9 billion. The Company is liable for its share of any retroactive premium assessment levied against the NMP2 owners.

NOTE 11. SEGMENTS OF BUSINESS

Identifiable assets by segment include net utility plant, regulatory assets, materials and supplies, accrued unbilled revenues, gas in storage, fuel and deferred charges. Assets utilized for overall Company operations consist primarily of cash and cash equivalents, accounts receivable and unamortized cost of issuing securities.


                                            (In millions of dollars)
For year ended December 31                             1995           1994            1993
OPERATING REVENUES
Electric                                             $  2,484         $  2,481     $  2,352
Gas                                                       591              586          529
Total                                                $  3,075         $  3,067     $  2,881
OPERATING EXPENSES (excludes federal income tax)
Electric                                             $  1,657         $  1,640     $  1,514
Gas                                                       478              500          427
Total                                                $  2,135         $  2,140     $  1,941
OPERATING INCOME (before federal income tax)
Electric                                             $    827         $    842     $    838
Gas                                                       113               85          102
Total operating income                                    940              927          940
AFC                                                       (7)              (7)          (7)
Other income and deductions                              (38)             (45)         (56)
Interest charges                                          476              500          534
Federal income tax                                        206              177          172
Net Income                                           $    303         $    302     $    297
DEPRECIATION AND AMORTIZATION
Electric                                             $    122         $    112     $    106
Gas                                                        23               19           16
Total                                                $    145         $    131     $    122
CONSTRUCTION AND NUCLEAR FUEL EXPENDITURES*
Electric                                             $    162         $    155     $    171
Gas                                                        84              125          134
Total                                                $    246         $    280     $    305

* Includes non-cash allowance for other funds used during construction and excludes Shoreham post-settlement costs.
                                              (In millions of dollars)
At December 31                         1995             1994           1993
IDENTIFIABLE ASSETS
Electric                               $  9,964       $ 10,264       $ 10,377
Gas                                       1,180          1,181            956
Total identifiable assets                11,144         11,445         11,333
Assets utilized for overall
 Company operations                       1,340          1,034          1,121
Total Assets                           $ 12,484       $ 12,479       $ 12,454

NOTE 12. QUARTERLY FINANCIAL INFORMATION
(Unaudited)


           (In thousands of dollars except earnings per common share)
                                                                           1995                1994
OPERATING REVENUES
                               For the quarter ended March 31      $     791,188       $    872,143
                                                       June 30            653,824            626,310
                                                  September 30            875,794            913,440
                                                   December 31            754,322            655,414
OPERATING INCOME
                                For the quarter ended March 31      $     180,875       $    183,865
                                                       June 30            143,246            139,478
                                                  September 30            239,561            276,965
                                                   December 31            167,936            144,637
NET INCOME
                                For the quarter ended March 31      $      70,299       $     69,620
                                                       June 30             41,392             24,787
                                                  September 30            131,221            168,872
                                                   December 31             60,374             38,573
EARNINGS FOR COMMON STOCK
                                For the quarter ended March 31      $      57,127       $     56,348
                                                       June 30             28,220             11,516
                                                  September 30            118,069            155,620
                                                   December 31             47,250             25,348
EARNINGS PER COMMON SHARE
                                For the quarter ended March 31      $         .48       $        .50
                                                       June 30                .24                .10
                                                  September 30                .99               1.32
                                                   December 31                .39                .21



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareowners and Board of Directors of Long Island Lighting Company

We have audited the accompanying balance sheet of Long Island Lighting Company and the related statement of capitalization as of December 31, 1995 and 1994 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Island Lighting Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Melville, New York
February 7, 1996

                                             /S/ Ernst & Young LLP
                                             ---------------------
                                                 Ernst & Young LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by Item 10 as to the Company's Executive Officers is set forth in Item 1, "Business" under the heading "Executive Officers of the Company" above. Information required by Item 10 as to the Company's Directors may be found in the Company's proxy statement for its annual meeting to be held on May 9, 1996 (the Annual Meeting). Such proxy statement is incorporated herein by reference.

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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements

         Statement  of Income for each of the three  years in the  period  ended
           December 31, 1995.

         Balance Sheet at December 31, 1995 and 1994.

         Statement of Retained Earnings for each of the three years in the period ended December 31, 1995.

         Statement of Capitalization at December 31, 1995 and 1994.

         Statement of Cash Flows for each of the three years in the period ended
           December 31, 1995.

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

   (b) By-laws of the Company as amended on May 28, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991.)

  4(a) General and Refunding Indenture dated as of June 1, 1975 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991.)

         Twenty-seven Supplemental Indentures to the General and Refunding Indenture dated as of June 1, 1975, as follows:


                                            Previously Filed As An
                 Supplemental Indenture     Exhibit To The Company's

                 Number             Date             Form        Date
                 ------             ----             ----        ----
                 First              06/1/75          10-K        12/31/87
                 Second             09/1/75          10-K        12/31/87
                 Third              06/1/76          10-K        12/31/87
                 Fourth             12/1/76          10-K        12/31/87
                 Fifth              05/1/77          10-K        12/31/87
                 Sixth              04/1/78          10-K        12/31/87
                 Seventh            03/1/79          10-K        12/31/87
                 Eighth             02/1/80          10-K        12/31/87
                 Ninth              03/1/81          10-K        12/31/87
                 Tenth              07/1/81          10-K        12/31/87
                 Eleventh           07/1/81          10-K        12/31/87
                 Twelfth            12/1/81          10-K        12/31/87
                 Thirteenth         12/1/81          10-K        12/31/87
                 Fourteenth         06/1/82          10-K        12/31/87
                 Fifteenth          10/1/82          10-K        12/31/87
                 Sixteenth          04/1/83          10-K        12/31/87
                 Seventeenth        05/1/83          10-K        12/31/87
                 Eighteenth         09/1/84          10-K        12/31/87
                 Nineteenth         10/1/84          10-K        12/31/87
                 Twentieth          06/1/85          10-K        12/31/87
                 Twenty-first       04/1/86          10-K        12/31/87
                 Twenty-second      02/1/91          10-K        12/31/90
                 Twenty-third       05/1/91          10-K        12/31/91
                 Twenty-fourth      07/1/91          10-K        12/31/91
                 Twenty-fifth       05/1/92          10-K        12/31/92
                 Twenty-sixth       07/1/92          10-K        12/31/92
                 Twenty-seventh     06/1/94          10-K        12/31/94

     4(b) Debenture Indenture dated as of November 1, 1986 from the Company to The Connecticut Bank and Trust Company, National Association, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986).

              Seven Supplemental Indentures to the Debenture Indenture dated as of November 1, 1986, filed as follows:

                                            Previously Filed As An
              Supplemental Indenture        Exhibit To The Company's
              ----------------------        ------------------------
              Number               Date      Form           Date
              ------               ----      ----           ----
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

     4(c) Debenture Indenture dated as of November 1, 1992 from the Company to Chemical Bank, as Trustee (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992).

              Four Supplemental Indentures to the Debenture Indenture dated as of November 1, 1992, filed as follows:

                                            Previously Filed As An
              Supplemental Indenture        Exhibit To The Company's
              ----------------------        -----------------------
              Number               Date       Form          Date
              ------               ----       ----          ----
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

10(n) Indenture of Trust dated as of December 1, 1989 by and between New York State Energy Research and Development Authority (NYSERDA) and The Connecticut National Bank, as Trustee, relating to the 1989 EFRBs (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989).

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

10(w) Indenture of Trust dated as of October 1, 1994 by and between NYSERDA and Chemical Bank, as Trustee, relating to the 1994 EFRBs, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994).

              Participation Agreement dated as of October 1, 1994 by and between NYSERDA and the Company relating to the 1994 EFRBs, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31 1994).

*10(x) Indenture of Trust dated as of August 1, 1995 by and between NYSERDA and Chemical Bank, as Trustee, relating to the 1995 EFRBs, Series A.

              Participation Agreement dated as of August 1, 1995 by and between NYSERDA and the Company relating to the 1995 EFRBs, Series A.

10(y) Supplemental Death and Retirement Benefits Plan as amended and restated effective May 1, 1995 (filed as an Exhibit to the Company's Form 10-Q for the Quarterly Period Ended September 30,
              1995) and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1990.

10(z)         Executive Agreements and Management Contracts

     (1) Executive Employment Agreement dated as of January 30, 1984 by and between William J. Catacosinos and the Company, as amended by amendments dated March 20, 1987 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1986), December 22, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989), and December 2, 1991 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1991), which amendment was restated by an amendment dated as of December 2, 1991, and amendments dated as of May 31, 1995 and August 4, 1995 (filed as Exhibits to the Company's Form 10-Q for the Quarterly Period Ended September 30, 1995); an Executive Employment Agreement dated as of August 4, 1995 (filed as an Exhibit to the Company's Form 10-Q for the Quarterly Period ended September 30, 1995).

     (2) Executive Employment Agreement dated as of November 21, 1994 by and between the Company and Theodore A. Babcock, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31,
              1994) which agreement is substantially the same as Executive Employment Agreement by and between the Company and (1) James T. Flynn, (2) Joseph E. Fontana, (3) Robert X. Kelleher, (4) John D. Leonard, Jr., (5) Adam M. Madsen, (6) Kathleen A. Marion, (7) Arthur C. Marquardt, (8) Brian R. McCaffrey, (9) Joseph W. McDonnell, (10) Leonard P. Novello dated as of April 1, 1995, (11) Anthony Nozzolillo, (12) Richard Reichler, (13) William G. Schiffmacher, (14) Robert B. Steger, (15) William E. Steiger, and
              (16) Edward J. Youngling.

     (3)      Indemnification  Agreement by and between the Company and Theodore
              A. Babcock dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994), which agreement is substantially the same as Indemnification Agreement by and between the Company and (1) James T. Flynn dated as of November 25, 1987, (2) Joseph E. Fontana dated as of October 20, 1994, (3) Robert X. Kelleher dated as of November 25, 1987,
              (4) John D. Leonard,  Jr. dated as of November 25, 1987,  (5) Adam
              M. Madsen dated as of November 25, 1987, (6) Kathleen A. Marion dated as of May 30, 1990, (7) Arthur C. Marquardt dated as of January 21, 1991, (8) Brian R. McCaffrey dated as of November 25, 1987, (9) Joseph W. McDonnell dated as of March 18, 1988, (10) Leonard P. Novello dated as of April 1, 1995, (11) Anthony Nozzolillo dated as of July 29, 1992, (12) Richard Reichler dated as of September 30, 1993, (13) William Schiffmacher dated as of November 25, 1987, (14) Robert B. Steger dated as of February 20, 1990, (15) William E. Steiger, Jr. dated as of March 1, 1989, and
              (16) Edward J. Youngling dated as of November 4, 1988.

     (4) Indemnification Agreement by and between the Company and Vicki L. Fuller dated as of January 3, 1994, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994) which agreement is substantially the same as Indemnification Agreement by and between the Company and (1) A. James Barnes dated as of January 31, 1992, (2) George Bugliarello dated as of May 30, 1990,
              (3) Renso L. Caporali dated as of April 17, 1992, (4) William J. Catacosinos dated as of November 19, 1987, (5) Peter O. Crisp dated as of April 23, 1992, (6) Katherine D. Ortega dated as of April 20, 1993, (7) Basil A. Paterson dated as of November 19, 1987, (8) Richard L. Schmalensee dated as of February 8, 1992, (9) George J. Sideris dated as of November 30, 1987,

              (10) John H. Talmage dated as of November 19, 1987, and (11) Phyllis A. Vineyard dated as of November 19, 1987.

     (5) Indemnification Agreement by and between the Company and Lionel M. Goldberg dated as of April 20, 1993, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1993), which agreement is substantially the same as Indemnification Agreements by and between the Company and Eben W. Pyne dated as of April 20, 1993, and Winfield E. Fromm dated as of April 12, 1994.

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

     *(9) Consulting Agreement dated as of May 24, 1995 by and between the Company and Winfield E. Fromm, which agreement is substantially the same as Consulting Agreements dated as of May 24, 1995 by and between the Company and Lionel M.
             Goldberg and Eben W. Pyne.

*23          Consent of Ernst & Young LLP, Independent Auditors.

*24(a) Power of Attorney executed by William J. Catacosinos, dated February 9, 1996, which power of attorney is substantially the same as powers of attorney executed by (1) A. James Barnes, dated February 11, 1996, (2) George Bugliarello, dated February 21, 1996, Renso L. Caporali, dated February 9, 1996, (4) Peter O. Crisp, dated February 12, 1996, (5) Vicki L. Fuller, dated February 23, 1996, (6) Katherine D. Ortega, dated February 23, 1996, (7) Basil
             A. Paterson, dated February 23, 1996, (8) Richard L. Schmalensee, dated February 10, 1996, (9) George L. Sideris, dated February 11, 1996, (10) John H. Talmage, dated February 9, 1996, and (11) Phyllis S. Vineyard, dated February 23, 1996.

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


(b)          Reports on Form 8-K

             No reports on Form 8-K were filed in the fourth quarter of 1995. *Filed herewith.

                          LONG ISLAND LIGHTING COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                             (Thousands of Dollars)



Column A                          Column B            Column C           Column D      Column E
                                                     Additions
                                                             Charged
                                   Balance at   Charged to   to other                  Balance at
Description                        beginning    costs and    accounts-    Deductions-     end of
                                   of period    expenses     describe     describe        period
Year ended December 31, 1995
Deducted from asset accounts:

Allowance for doubtful accounts    $23,365           $17,752             $16,441 (1)       $24,676

Year ended December 31, 1994
Deducted from asset accounts:

Allowance for doubtful accounts    $23,889           $19,542             $20,066 (1)       $23,365

Year ended December 31, 1993
Deducted from asset accounts:

Allowance for doubtful accounts     $24,375           $18,555             $19,041 (1)       $23,889


(1) Uncollectible accounts written off, net of recoveries.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                  Signature and Title

                                      WILLIAM J. CATACOSINOS*
                                      William J. Catacosinos, Principal
                                      Executive Officer, President and
                                      Chairman of the Board of Directors

                                      /S/ JOSEPH E. FONTANA
                                      Joseph E. Fontana, Controller
                                      Principal Accounting Officer

                                      A. JAMES BARNES*
                                      A. James Barnes, Director

                                      GEORGE BUGLIARELLO*
                                      George Bugliarello, Director

                                      RENSO L. CAPORALI*
                                      Renso L. Caporali, Director

                                      PETER O. CRISP*
                                      Peter O. Crisp, Director

                                      VICKI L. FULLER*
                                      Vicki L. Fuller, Director

                                      KATHERINE D. ORTEGA*
                                      Katherine D. Ortega, Director

                                      BASIL A. PATERSON*
                                      Basil A. Paterson, Director

                                      RICHARD L. SCHMALENSEE*
                                      Richard L. Schmalensee, Director

                                      GEORGE J. SIDERIS*
                                      George J. Sideris, Director

                                      JOHN H. TALMAGE*
                                      John H. Talmage, Director


                                      PHYLLIS S. VINEYARD*
                                      Phyllis S. Vineyard, Director

                                      /S/ ANTHONY   NOZZOLILLO
                                      Anthony  Nozzolillo
                                      (Individually,  as Senior  Vice  President
February 26, 1996                     and  Principal  Financial  Officer  and as
                                      attorney-in-fact  for each of the  persons
                                      indicated)

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LONG ISLAND LIGHTING COMPANY



Date:  February 26, 1996                 By:    /s/ ANTHONY NOZZOLILLO
-----  -----------------                        -----------------------------
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