Form 10-K/A
period 1995-12-31
LONG ISLAND LIGHTING CO
filed 1996-04-12
CIK 60251

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

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

                       Title of each class so registered:

Common Stock ($5 par)

Preferred Stock ($100 par, cumulative):
Series B, 5.00%             Series E, 4.35%
Series CC, 7.66%            Series I, 5 3/5%, Convertible

Preferred Stock ($25 par, cumulative):
Series AA, 7.95%            Series GG, $1.67
Series NN, $1.95            Series QQ, 7.05%

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the Company at January 31, 1996 ws $2,038,959,770. The aggregate market value of Preferred Stock held by non-affiliates of the Company at January 31, 1996, established by Lehman Brothers based on the average bid and asked price, was $642,932,411.

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

This Form 10-K/A amends Part II, Item 7 of Form 10-K for the Fiscal Year ended December 31, 1995.


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

Capitalization

The Company's capitalization, including current maturities of long-term debt and current redemption requirements of preferred stock, at December 31, 1995 and 1994, was $8.3 billion. At December 31, 1995 and 1994, the Company's capitalization ratios were as follows:

                                                       1995              1994
                                                       ----              ----
      Long-term debt                                   61.8%             62.5%
      Preferred stock                                   8.6               8.6
      Common shareowners' equity                       29.6              28.9
                                                       ====              ====
                                                      100.0%            100.0%


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

In 1995, Fitch lowered its credit ratings of the Company's securities one level. Both Fitch and S&P have placed the Company's securities on "Credit Watch" with "evolving or developing" implications. Credit Watch indicates a rating change is likely, and the evolving or developing status indicates ratings may be raised or lowered. In December 1995, Moody's stated that it will continue to review the Company's credit ratings and also changed the direction of the ratings review to uncertain from negative.

Currently, only the Company's G&R Bonds meet or exceed minimum investment grade. At December 31, 1995, the ratings for each of the Company's principal securities were as follows:


- -----------------------------------------------------------------------------
                                    S&P      Moody's        Fitch        D&P
- -----------------------------------------------------------------------------
          G&R Bonds                  BBB-        Baa3         BBB-       BBB

          Debentures                 BB+         Ba1          BB+        BB+

          Preferred Stock            BB+         ba1          BB+        BB
- -----------------------------------------------------------------------------
          Minimum Investment
           Grade                     BBB-        Baa3         BBB-       BBB-
=============================================================================

Capital Requirements and Capital Provided

Capital requirements and capital provided for 1995 and 1994 were as follows:

- -------------------------------------------------------------------------------------
                                                             (In millions of dollars)
                                                        1995                     1994
- -------------------------------------------------------------------------------------
Capital Requirements
Construction*
   Electric                                           $  144                 $   135
   Gas                                                    79                     119
   Common                                                 21                      23
- ------------------------------------------------------------------------------------
Total Construction                                       244                     277
- ------------------------------------------------------------------------------------
Refundings and Dividends
   Long-term debt                                        100                     635
   Preferred stock                                         5                       5
   Common stock dividends                                211                     205
   Preferred stock dividends                              53                      53
   Redemption costs                                        -                       2
- ------------------------------------------------------------------------------------
Total Refundings and Dividends                           369                     900
- ------------------------------------------------------------------------------------
Shoreham post-settlement costs                            71                     167
- ------------------------------------------------------------------------------------
Total Capital Requirements                            $  684                 $ 1,344
====================================================================================

Capital Provided
Cash generated from operations                        $  772                $    836
Long-term debt issued                                     49                     331
Common stock issued                                       20                     118
Financing costs                                            -                      (4)
- ------------------------------------------------------------------------------------
Other investing activities                                 9                       -
- ------------------------------------------------------------------------------------
(Increase) decrease in cash                             (166)                     63
====================================================================================
Total Capital Provided                                $  684                $  1,344


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

For 1996, total capital requirements (excluding common stock dividends) are estimated at $792 million, of which maturing debt is $415 million, construction requirements is $270 million, preferred stock dividends are $52 million, preferred stock sinking funds are $5 million and Shoreham post-settlement costs are $50 million (including $49 million for payments- in-lieu-of-taxes). The Company believes that cash generated from operations and cash on hand will be sufficient to meet all capital requirements in 1996.

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

Results of Operations

Earnings

Earnings for the years 1995, 1994 and 1993 were as follows:

                            (In millions of dollars and shares except earnings per share)
- -----------------------------------------------------------------------------------------
                                                 1995               1994            1993
- -----------------------------------------------------------------------------------------
Net income                                    $ 303.3           $  301.8        $  296.6
Preferred stock dividend
  requirements                                   52.6               53.0            56.1
- ----------------------------------------------------------------------------------------
Earnings for Common Stock                     $ 250.7           $  248.8        $  240.5
========================================================================================
Average common shares
  outstanding                                   119.2              115.9           112.1
- ----------------------------------------------------------------------------------------
Earnings per Common Share                     $  2.10           $   2.15        $   2.15
========================================================================================

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

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expenses for the years 1995, 1994 and 1993 were as follows:

                                                                   (In millions of dollars)
- -------------------------------------------------------------------------------------------
                                                     1995             1994             1993
- -------------------------------------------------------------------------------------------
Fuel for Electric Operations
  Oil                                                $   98          $ 145            $ 180
  Gas                                                   149            101               93
  Nuclear                                                14             15               13
  Purchased power                                       310            308              293
- -------------------------------------------------------------------------------------------
Total                                                   571            569              579
- -------------------------------------------------------------------------------------------
Gas fuel                                                264            279              249
- -------------------------------------------------------------------------------------------
Total                                                $  835          $ 848            $ 828
===========================================================================================

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

Electric fuel and purchased power mix for the years 1995, 1994 and 1993 were as follows:


                                                                     (In thousands of MWH)
- ------------------------------------------------------------------------------------------
                                 1995                     1994                    1993
- ------------------------------------------------------------------------------------------
                              MWH       %            MWH         %            MWH        %
- ------------------------------------------------------------------------------------------
Oil                         3,099      17%           4,480      25%          5,894      34%
Gas                         6,344      36            4,056      23           3,329      19
Nuclear                     1,301       7            1,498       9           1,291       7
Purchased power             7,143      40            7,640      43           7,023      40
- ------------------------------------------------------------------------------------------
Total                      17,887     100%          17,674     100%         17,537     100%
==========================================================================================

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

Rate Moderation Component Amortization

The rate moderation component amortization reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. In 1995, 1994 and 1993, the Company recorded non-cash charges to income of approximately $22 million, $198 million and $89 million, respectively, representing the amortization of the RMC. In 1995, the operation of the Fuel Moderation Component (FMC) as discussed in Note 3 of Notes to Financial Statements, resulted in credits to the RMC of $87 million which more than offset the accretion of the RMC resulting from revenues under the current electric rate structure being less than revenue requirements under conventional ratemaking. For the years 1994 and 1993, revenues under the rate structure in effect in those years, were greater than that required by conventional ratemaking resulting in the amortization of the RMC. In addition, the RMC amortization for the years 1994 and 1993 increased as a result of the FMC, which totaled $83 million and $45 million for 1994 and 1993, respectively. For a further discussion on the RMC, see Note 3 of Notes to Financial Statements.

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

Operating Taxes

Operating taxes were $448 million, $407 million and $386 million for the years 1995, 1994 and 1993, respectively. The increase in operating tax of approximately $41 million in 1995 when compared to 1994 is primarily attributable to increased property taxes. The increase of $21 million in 1994 when compared to 1993 is primarily attributable to higher gross receipts taxes resulting from increased revenues, higher property taxes, additional payroll taxes and higher dividend taxes.

Federal Income Tax

Federal income tax was $206 million, $177 million and $172 million for the years 1995, 1994 and 1993, respectively. The increase in federal income tax in 1995 when compared to 1994 is primarily attributable to higher earnings and the amortization of a tax rate increase which had previously been deferred.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

April    , 1996
                              Signature and Title

                           WILLIAM J. CATACOSINOS*
                       William J. Catacosinos, Principal
                      Executive Officer, President  and
                      Chairman of the Board of Directors


                            /s/ JOSEPH E. FONTANA
                        Joseph E. Fontana, Controller,
                         Principal Accounting Officer


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


                              BASIL A. PATERSON*
                         Basil A. Paterson, Director


                           RICHARD L. SCHMALENSEE*
                       Richard L. Schmalensee, Director


                              GEORGE J. SIDERIS*
                         George J. Sideris, Director


                               JOHN H. TALMAGE*
                          John H. Talmage, Director


                            /s/ ANTHONY NOZZOLILLO
                       *Anthony Nozzolillo (Individually,
       as Senior Vice President and Principal Financial Officer and as
                         attorney-in-fact for each of
                            the persons indicated)

                                 SIGNATURES




            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LONG ISLAND LIGHTING COMPANY

Date:  April    , 1996                       By:  /s/ ANTHONY NOZZOLILLO
                                                   Anthony Nozzolillo
                                             Principal Financial Officer


            Original powers of attorney, authorizing Kathleen A. Marion and Anthony Nozzolillo, and each of them, to sign this report and any amendments thereto, as attorney-in-fact for each of the Directors and Officers of the Company, and a certified copy of the resolution of the Board of Directors of the Company authorizing said persons and each of them to sign this report and amendments thereto as attorney-in-fact for any Officers signing on behalf of the Company, have been filed with the Securities and Exchange Commission as Exhibit 24 to the Company's Form 10-K for the Year Ended December 31, 1995.