Form 10-Q
period 1996-03-31
LONG ISLAND LIGHTING CO
filed 1996-05-14
CIK 60251

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                   YES  [X]             NO


THE TOTAL NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON MARCH 31, 1996, WAS 119,955,799.

                          LONG ISLAND LIGHTING COMPANY






                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                   STATEMENTS OF INCOME                                     3

                   BALANCE SHEET                                            4

                   STATEMENT OF CASH FLOWS                                  6

                   NOTES TO FINANCIAL STATEMENTS                            7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                       11


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            19

     ITEM 2.  CHANGES IN SECURITIES                                        19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                              19
              OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION                                            19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19


     SIGNATURE                                                             20

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (Thousands of Dollars - except per share amounts)

                                                                                          Three Months Ended
                                                                                                March 31
                                                                                  --------------------------------
                                                                                        1996               1995
                                                                                  --------------------------------
REVENUES
Electric                                                                              $559,268           $545,887
Gas                                                                                    304,946            245,301
                                                                                  -------------      -------------
Total Revenues                                                                         864,214            791,188
                                                                                  -------------      -------------

EXPENSES
Operations - fuel and purchased power                                                  310,269            256,695
Operations - other                                                                     103,869             96,010
Maintenance                                                                             30,488             34,256
Depreciation and amortization                                                           37,565             35,634
Base financial component amortization                                                   25,243             25,243
Rate moderation component amortization                                                 (15,326)            11,487
Regulatory liability component amortization                                            (22,143)           (22,143)
Other regulatory amortization                                                           27,212             13,659
Operating taxes                                                                        120,028            111,607
Federal income tax - current                                                            12,838              2,613
Federal income tax - deferred and other                                                 43,750             45,252
                                                                                  -------------      -------------
Total Expenses                                                                         673,793            610,313
                                                                                  -------------      -------------
OPERATING INCOME                                                                       190,421            180,875
                                                                                  -------------      -------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                               5,900              6,842
Class Settlement                                                                        (5,372)            (5,467)
Other income and deductions, net                                                         5,920              3,504
Allowance for other funds used during construction                                         719                714
Federal income tax credit - deferred and other                                           2,451              2,209
                                                                                  -------------      -------------
Total Other Income and (Deductions)                                                      9,618              7,802
                                                                                  -------------      -------------
INCOME BEFORE INTEREST CHARGES                                                         200,039            188,677
                                                                                  -------------      -------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                                             102,256            103,060
Other interest                                                                          16,971             16,344
Allowance for borrowed funds used during construction                                     (941)            (1,026)
                                                                                  -------------      -------------
Total Interest Charges and (Credits)                                                   118,286            118,378
                                                                                  -------------      -------------

NET INCOME                                                                              81,753             70,299
Preferred stock dividend requirements                                                   13,071             13,172
                                                                                  -------------      -------------
EARNINGS FOR COMMON STOCK                                                              $68,682            $57,127
                                                                                  =============      =============
AVERAGE COMMON SHARES OUTSTANDING (000)                                                119,944            118,712
EARNINGS PER COMMON SHARE                                                                $0.57              $0.48

DIVIDENDS DECLARED PER COMMON SHARE                                                     $0.445             $0.445

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                      March 31       December 31
                                                        1996             1995
ASSETS                                              (unaudited)       (audited)
                                                    ------------     -----------

UTILITY PLANT
Electric                                             $3,814,192      $3,786,540
Gas                                                   1,101,162       1,086,145
Common                                                  251,033         244,828
Construction work in progress                            89,375         100,521
Nuclear fuel in process and in reactor                   17,378          16,456
                                                    ------------     -----------
                                                      5,273,140       5,234,490
                                                    ------------     -----------
Less - Accumulated depreciation and
  amortization                                        1,670,015       1,639,492
                                                    ------------     -----------
Total Net Utility Plant                               3,603,125       3,594,998
                                                    ------------     -----------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $681,554 and $656,311)              3,357,276       3,382,519
Rate moderation component                               420,298         383,086
Shoreham post-settlement costs                          977,565         968,999
Shoreham nuclear fuel                                    70,712          71,244
Unamortized cost of issuing securities                  214,938         222,567
Postretirement benefits other than pensions             380,089         383,642
Regulatory tax asset                                  1,795,430       1,802,383
Other                                                   199,705         230,663
                                                    ------------     -----------
Total Regulatory Assets                               7,416,013       7,445,103
                                                    ------------     -----------

                                                    ------------     -----------
NONUTILITY PROPERTY AND OTHER INVESTMENTS                16,961          16,030
                                                    ------------     -----------

CURRENT ASSETS
Cash and cash equivalents                               467,285         351,453
Special deposits                                         64,427          63,412
Customer accounts receivable (less allowance
  for doubtful accounts of $22,392 and $24,676)         349,029         282,218
LRPP receivable                                          28,801          69,558
Other accounts receivable                                39,741         107,387
Accrued unbilled revenues                               148,668         184,440
Materials and supplies at average cost                   63,733          63,595
Fuel oil at average cost                                 34,294          32,090
Gas in storage at average cost                            7,032          53,076
Deferred tax asset                                      191,000         191,000
Prepayments and other current assets                     10,176           8,986
                                                    ------------     -----------
Total Current Assets                                  1,404,186       1,407,215
                                                    ------------     -----------

                                                    ------------     -----------
DEFERRED CHARGES                                         29,017          21,023
                                                    ------------     -----------

TOTAL ASSETS                                        $12,469,302     $12,484,369
                                                    ============     ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                      March 31       December 31
                                                        1996             1995
CAPITALIZATION AND LIABILITIES                      (unaudited)       (audited)
                                                    ------------     -----------

CAPITALIZATION
Long-term debt                                       $4,472,675      $4,722,675
Unamortized discount on debt                            (15,765)        (16,075)
                                                    ------------     -----------
                                                      4,456,910       4,706,600
                                                    ------------     -----------

Preferred stock - redemption required                   639,550         639,550
Preferred stock - no redemption required                 63,881          63,934
                                                    ------------     -----------
Total Preferred Stock                                   703,431         703,484
                                                    ------------     -----------

Common stock                                            599,779         598,277
Premium on capital stock                              1,117,731       1,114,508
Capital stock expense                                   (50,382)        (50,751)
Retained earnings                                       806,227         790,919
                                                    ------------     -----------
Total Common Shareowners' Equity                      2,473,355       2,452,953
                                                    ------------     -----------

                                                    ------------     -----------
Total Capitalization                                  7,633,696       7,863,037
                                                    ------------     -----------

REGULATORY LIABILITIES
Regulatory liability component                          257,918         277,757
1989 Settlement credits                                 134,352         136,655
Regulatory tax liability                                115,560         116,060
Other                                                   142,892         133,098
                                                    ------------     -----------
Total Regulatory Liabilities                            650,722         663,570
                                                    ------------     -----------

CURRENT LIABILITIES
Current maturities of long-term debt                    665,000         415,000
Current redemption requirements of preferred stock        4,800           4,800
Accounts payable and accrued expenses                   228,882         260,879
Accrued taxes (including federal income tax
                 of $41,524 and $28,738)                 50,249          60,498
Accrued interest                                        152,356         158,325
Dividends payable                                        58,025          57,899
Class Settlement                                         48,333          45,833
Customer deposits                                        29,236          29,547
                                                    ------------     -----------
Total Current Liabilities                             1,236,881       1,032,781
                                                    ------------     -----------

DEFERRED CREDITS
Deferred income tax                                   2,372,540       2,337,732
Class Settlement                                        127,315         129,809
Other                                                     9,651           8,304
                                                    ------------     -----------
Total Deferred Credits                                2,509,506       2,475,845
                                                    ------------     -----------

OPERATING RESERVES
Pension and other postretirements benefits              389,253         396,490
Claims and damages                                       49,244          52,646
                                                    ------------     -----------
Total Operating Reserves                                438,497         449,136
                                                    ------------     -----------

COMMITMENTS AND CONTINGENCIES                                 -               -
                                                    ------------    -----------

TOTAL CAPITALIZATION AND LIABILITIES                $12,469,302     $12,484,369
                                                    ============    ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Thousands of Dollars)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                        -----------------------------------
                                                                                                1996                 1995
                                                                                        -----------------------------------
OPERATING ACTIVITIES

Net Income                                                                                    $81,753              $70,299
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                                                               4,828                4,701
  Depreciation and amortization                                                                37,565               35,634
  Base financial component amortization                                                        25,243               25,243
  Rate moderation component amortization                                                      (15,326)              11,487
  Regulatory liability component amortization                                                 (22,143)             (22,143)
  Other regulatory amortization                                                                27,212               13,659
  Rate moderation component carrying charges                                                   (5,900)              (6,842)
  Class Settlement                                                                              5,372                5,467
  Amortization of cost of issuing and redeeming securities                                      9,486               10,366
  Federal income tax - deferred and other                                                      41,299               43,043
  Allowance for other funds used during construction                                             (719)                (714)
  Gas Cost Adjustment                                                                          19,190               12,750
  Other                                                                                        15,542               10,438
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                                                          (3,992)             (37,929)
  Accrued unbilled revenues                                                                    35,772               14,707
  Materials and supplies, fuel oil and gas in storage                                          43,702               60,714
  Accounts payable and accrued expenses                                                       (31,997)             (44,577)
  Accrued taxes                                                                               (10,249)             (23,372)
  Class Settlement                                                                             (5,366)              (6,773)
  Other                                                                                       (12,241)             (14,191)
                                                                                        --------------      ---------------
Net Cash Provided by Operating Activities                                                     239,031              161,967
                                                                                        --------------      ---------------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                                                    (44,189)             (37,549)
Shoreham post-settlement costs                                                                (15,798)             (24,335)
Other                                                                                          (1,206)                (717)
                                                                                        --------------      ---------------
Net Cash Used in Investing Activities                                                         (61,193)             (62,601)
                                                                                        --------------      ---------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                              4,672                4,619
Preferred stock dividends paid                                                                (13,072)             (13,232)
Common stock dividends paid                                                                   (53,247)             (52,636)
Other                                                                                            (359)                 182
                                                                                        --------------      ---------------
Net Cash Used in Financing Activities                                                         (62,006)             (61,067)
                                                                                        --------------      ---------------
Net Increase in Cash and Cash Equivalents                                                    $115,832              $38,299
                                                                                        ==============      ===============
Cash and cash equivalents at January 1                                                       $351,453             $185,451
Net increase in Cash and Cash Equivalents                                                     115,832               38,299
                                                                                        --------------      ---------------
Cash and Cash Equivalents at March 31                                                        $467,285             $223,750
                                                                                        ==============      ===============

SUPPLEMENTARY INFORMATION
   Interest paid, before reduction for the allowance
      for borrowed funds used during construction                                            $115,711             $113,672
   Federal income tax - paid                                                                      $50                    -



See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to February 7, 1996, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 1996. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1996, and the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995, incorporated herein by reference.

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

NOTE 2. RATE MATTERS

ELECTRIC

In 1995, the Company requested that the Public Service Commission of the State of New York (PSC) extend the provisions of its 1995 electric rate order through November 30, 1996. The 1995 rate order, which became effective December 1, 1994, froze electric rates, reduced the Company's allowed return on common equity from 11.6% to 11.0% and modified or eliminated certain performance-based incentives.

In early 1996, the PSC issued an Order to Show Cause and instituted a proceeding to examine various opportunities to reduce the Company's current electric rates. Specifically, the Company was directed to address the following: (i) should all or a part of the $81 million Suffolk County property tax recovery that the Company received in January 1996, pursuant to a final judgment that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had previously been settled), be used to reduce current rates; (ii) should the Company accelerate the schedule to return to customers the $26 million 1995 rate year net reconciliation credit; (iii) whether any adjustments to the Company's previously filed 1996 rate year cost of service forecast could be made and used to reduce rates; and
(iv) to revisit the mechanics of the Fuel Cost Adjustment (FCA) clause to determine whether all or a portion of any fuel cost savings could be reflected in current customer bills rather than being applied to reduce the Rate Moderation Component (RMC) balance. For a further discussion of the RMC and the FCA see Notes 1, 2 and 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

In its March 8, 1996 response to the Order to Show Cause, the Company stated that it shared the PSC's concern regarding electric rate levels and is prepared to assist the PSC in pursuing every reasonable opportunity to reduce electric rates. Consistent with the Rate Moderation Agreement (RMA), one of the constituent documents of the 1989 Settlement, the Company favors long-term rate stabilization and opposes short-term rate reduction followed by a period of rate increases. The Company also addressed, as discussed below, the negative effects that the adoption, in whole or in part, of any or all of the items set forth in the Order to Show Cause, would have on long-term rates and on the Company's financial condition.

Specifically, the Company's position is that, in accordance with the RMA, the $81 million Suffolk County property tax recovery, net of $5 million of litigation expenses, should be utilized as a component of a long-range plan to eliminate or ameliorate future rate increases. It should not be used for a temporary rate reduction. The Company believes that this can be accomplished by crediting the tax recovery to the RMC. The Company believes that not applying this recovery to the RMC could be interpreted by the financial community as a diminishing of regulatory support for the 1989 Settlement, thereby seriously undermining the Company's financial ratings resulting in higher borrowing costs for the Company and higher rates for ratepayers. The Company also believes that any acceleration of ratepayer credits, including the $26 million net reconciliation credit, should be accompanied by an acceleration of known increases in the Company's cost of service. In addition, the Company believes that no adjustments to the Company's updated cost of service estimates are warranted and that rates for 1996 should remain at their current level. In fact, revenues under the current rate structure are less than the amount the Company would be entitled to under conventional ratemaking justifying a rate increase, not a rate decrease.

As to altering the FCA mechanics, the Company believes that such adjustments would lead to short-term rate reductions but cause an increase in the RMC balance which would in turn, be accompanied by future rate increases in order to fully amortize the RMC balance by the year 2000, as called for in the 1989 Settlement. Furthermore, the Company believes that any change to the FCA mechanism, which was established by the RMA, would be viewed by the financial community as a diminishing of the PSC's support for the 1989 Settlement.

In April 1996, the PSC Staff (Staff) and other intervenors submitted their responses to the Company's filing in the Order to Show Cause proceeding. Staff recommended that the Company's rates be decreased by 2%, or approximately $50 million, on a temporary basis effective July 1, 1996. Staff's recommendation proposed maintaining rates at this reduced level for a three-year period. To achieve a sustained 2% revenue reduction Staff proposes that: (i) the Company's allowed return on common equity be reduced from 11.0% to 10.5%; (ii) the Company's projected non-fuel O&M expenses be reduced from the updated cost of service estimate by $10 million through 1998, by $12 million in 1999, and by $14 million in 2000; (iii) $30 million of the Shoreham property tax recovery be returned to customers over a three-year period beginning July 1, 1996 at the rate of $10 million per year with the remaining balance, net of litigation costs, credited to the RMC; and (iv) the 1995 net reconciliation credit of $26 million be returned to ratepayers over a three-year period beginning July 1, 1996. Additionally, Staff recommended that no change be made to the Company's FCA mechanism citing its importance as a means for reducing the RMC balance and stabilizing rates.

At the April 17, 1996, PSC Open Session, the PSC's Chairman, after review of the Company's response and the replies of the Staff and other intervenors, stated that the PSC will expand the boundaries of the Order to Show Cause in an effort to provide "immediate and substantial rate relief". The PSC's Chairman did not address either the Staff's suggested 2% temporary rate reduction, or any Order to Show Cause issues.

On April 25, 1996, the Commission issued its Order expanding the scope of the Show Cause proceeding. The Order directs the Company to file, within 60 days, financial and other information, of rate case quality, sufficient to provide a basis for setting new rates for the Company's electric service. According to the Order, the Company's filing shall encompass both a single rate year beginning January 1, 1997 and a three-year rate plan for the period 1997-1999. Although the PSC indicated that the proceeding will be conducted in an expeditious manner, the Company is unable to determine when a decision in this proceeding will be reached and what effect, if any, such decision will have on its financial condition and results of operations.

NOTE 3.  CAPITALIZATION

On May 1, 1996, the Company retired $415 million of General and Refunding (G&R) Bonds at maturity. The Company satisfied this obligation without the need for external financing, utilizing cash on hand and cash previously deposited with the G&R Trustee.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended March 31, 1996 were $68.7 million or $0.57 per common share compared with $57.1 million or $0.48 per share for the same period last year.

Gas business earnings increased for the three month period ended March 31, 1996, when compared to the same period in the prior year as a result of a 3.2% gas rate increase which became effective December 1, 1995, an increase in off-system sales, and additional sales volumes from space heating customers due to the colder winter weather and an increase in the total number of space heating customers.

Electric business earnings increased for the three month period ended March 31, 1996, when compared to the same period in the prior year, due to the growth in the common equity component of the Company's earnings base and the fact that the Company was able to earn close to its allowed return on common equity on this increased amount.

REVENUES

Total revenues for the three months ended March 31, 1996 were $864.2 million, representing an increase of $73.0 million over total revenues for the three months ended March 31, 1995. Gas revenues increased by $59.6 million and electric revenues increased by $13.4 million when compared to the same period in 1995.

The increase in gas revenues for the three months ended March 31, 1996, compared with the same period in 1995, is primarily the result of higher sales volumes resulting from a colder winter and an increase in the number of gas heating customers resulting from the Company's gas expansion program. Also contributing to higher gas revenues were higher fuel expense recoveries, a gas rate increase of 3.2% which was effective December 1, 1995 and higher off-system gas sales.

The increase in electric revenues during the three months ended March 31, 1996, when compared to the same period in 1995, was primarily due to higher sales volumes caused by the colder weather experienced in the region. The higher sales volumes however, will have no effect on 1996 earnings due to the Company's current electric rate structure which provides for a revenue reconciliation mechanism that eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three months ended March 31, 1996 and 1995 were as follows:

                                                 Three Months Ended
                                                 3/31/96      3/31/95
                                                 -------      -------
                                                    (In Millions)
      ELECTRIC SYSTEM
        Oil                                       $ 67            $ 37
        Gas                                          7              28
        Nuclear                                      4               3
        Purchased Power                             81              75
                                                  ----            ----
      Total Electric Fuel Costs                    159             143

      GAS SYSTEM                                   151             114
                                                  ----            ----
      Total                                       $310            $257
                                                  ====            ====


For the three months ended March 31, 1996, electric fuel costs were higher when compared to the same period last year primarily as a result of increased sales volumes resulting from the colder weather. Also contributing to the higher fuel cost was higher prices for oil, gas and purchased power.

Gas fuel costs for operating the gas business increased for the three months ended March 31, 1996, when compared to the same period last year due to an increase in sales volumes coupled with higher gas prices.

The percentages of total electric energy available by type of fuel for electric operations for the three months ended March 31, 1996 and 1995 were as follows:

                                                 Three Months Ended
                                                 3/31/96     3/31/95
                                                 -------     -------
      Oil                                          42%           27%
      Gas                                           8            24
      Nuclear                                      10             9
      Purchases                                    40            40
                                                  ----          ----
      Total                                       100%          100%
                                                  ====          ====


Electric generation with oil increased in 1996 as it became more economical than generation with gas given the increase in the price of gas resulting from high demand associated with the colder winter. In fact, the Company found it beneficial to sell a portion of its gas supply acquired for electric generation to off-system entities. Profits made from these electric gas sales more than offset the incremental costs of generating with oil. Profits from these sales were used to offset the cost of fuel for electric generation, thereby providing electric energy to customers at the lowest cost possible.

OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $134.4 million for the three months ended March 31, 1996, compared to $130.3 million for the three months ended March 31, 1995. This increase of $4.1 million or 3.1%, for the three months ended March 31, 1996, when compared to the same period in 1995, is primarily attributable to an increase in storm restoration costs during the period which are included in the maintenance of overhead lines.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided in the Rate Moderation Agreement (RMA) and subsequent rate case decisions.

For the three months ended March 31, 1996, the Company recorded a non-cash credit to income of approximately $15.3 million representing an amount, net of offsets generated by the Fuel Moderation Component (FMC) mechanism, by which adjudicated revenues were below revenues that would have been earned under conventional ratemaking. For the three months ended March 31, 1995, the Company recorded a non-cash charge to income of approximately $11.5 million as amounts resulting from the operation of the FMC, combined with a PSC mandated cost of service adjustment and the collection of an amount equal to the 1992 Long Island Lighting Company Ratemaking and Performance Plan (LRPP) amortization, as more fully discussed under Other Regulatory Amortization, more than offset the non-cash credits that were recorded because adjudicated revenues were below revenues that would have been earned under conventional ratemaking.

In recent years, the operation of the FMC has been a significant contributor to the reduction of the RMC balance. However, recent increases in the cost of fuel have resulted in a reduction in the FMC credit to a level below what the Company has experienced over the past several years. As a result, the amortization of the RMC balance may be less than what it has been in recent years. However, the Company continues to believe that the full amortization of the RMC balance will take place within the time frame established by the RMA.

For a further discussion of the RMC, RMA and FMC see Notes 1, 2 and 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

OTHER REGULATORY AMORTIZATION

For the three months ended March 31, 1996, and 1995, other regulatory amortization was a non-cash charge to income of $27.2 million and $13.7, million, respectively. This increase has no impact on earnings, as the Company recovers an equivalent amount of revenue under its current electric rate structure.

Included in other regulatory amortization for the three months ended March 31, 1996 is $16.3 million of amortization expense related to deferrals recorded under the LRPP for the rate year ended November 31, 1994, as more fully discussed in Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995. No LRPP amortization was recorded in other regulatory amortization for the three months ended March 31, 1995, as the PSC did not approve the amortization of the 1993 LRPP balance until June 1995. The PSC did, however, authorize the Company to continue its monthly collection of an amount equal to the 1992 LRPP deferrals. Approximately $8 million collected for the three months ended March 31, 1995, via the fuel adjustment clause, was applied to reduce the RMC balance and therefore was not included in other regulatory amortization.

Partially offsetting the above items was an electric ratemaking mechanism which provides for a revenue reconciliation adjustment to eliminate the impact on earnings of experiencing sales that are above or below adjudicated levels. As a result of actual sales for the three months ended March 31, 1996 being lower than the adjudicated level, the Company recorded a non-cash credit to income of $1.3 million, net of tax. For the three months ended March 31, 1995 the Company recorded a $4.9 million, net of tax charge to income because actual sales were higher than the adjudicated level during this period.

OPERATING TAXES

For the three months ended March 31, 1996, operating taxes totaled $120.0 million, an increase of $8.4 million or 7.5% over the comparable period last year. The increase in operating taxes was attributable to higher property and revenue taxes.

FEDERAL INCOME TAXES

For the three months ended March 31, 1996, federal income tax totalled $54.1 million, an increase of $8.4 million or 18.4% over the comparable period last year. The increase in federal income tax was primarily the result of an increase in pre-tax book income.

The Alternative Minimum Tax (AMT) liability for the three months ended March 31, 1996 totaled $12.8 million, an increase of $10.2 million over the comparable period last year. The higher AMT liability is a result of the full utilization of the AMT Net Operating Loss (NOL) carryforward for the three months ended March 31, 1996. The Company anticipates an AMT liability for 1996 of approximately $80 million.

FINANCIAL CONDITION

LIQUIDITY

At March 31, 1996, the Company's cash and cash equivalents amounted to approximately $467 million, compared to $351 million at December 31, 1995. The cash balance at March 31, 1996 includes the proceeds of the $81 million Suffolk County property tax recovery that the Company received in January 1996. For a further discussion of the Suffolk County property tax recovery see Note 2 and
Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

On May 1, 1996, $415 million of the Company's General and Refunding (G&R) Bonds matured. The Company satisfied this obligation without the need to obtain additional financing, utilizing cash on hand and cash previously deposited with the G&R Trustee. In addition, the Company currently estimates that it will need to make Federal Income Tax payments totaling approximately $80 million during 1996 as a result of exhausting the Alternative Minimum Tax Net Operating Loss carryforward during 1996.

In 1997 and 1998, the Company has debt maturities of $250 million and $100 million, respectively. The Company intends to use cash generated from operations to the maximum extent practicable to satisfy these obligations.

The Company also has available for its use a $300 million revolving line of credit through October 1, 1996, provided by its 1989 Revolving Credit Agreement (1989 RCA). At March 31, 1996, no amounts were outstanding under the 1989 RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

Although the Company has no current plans for accessing the public markets to raise capital for the next several years, the Company would take advantage of any tax-exempt financing made available to it.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three months ended March 31, 1996 were as follows:

                                                (In Millions of Dollars)
- --------------------------------------------------------------------------------
                                                   Three Months Ended
                                                     March 31, 1996
- --------------------------------------------------------------------------------
CAPITAL REQUIREMENTS

Total Construction                                       $   44
- --------------------------------------------------------------------------------
Preferred stock dividends                                    13
Common stock dividends                                       53
- --------------------------------------------------------------------------------
Total Dividends                                              66
- --------------------------------------------------------------------------------
Shoreham post-settlement costs                               16
- --------------------------------------------------------------------------------
Total Capital Requirements                               $  126
================================================================================

CAPITAL PROVIDED

Cash generation from operations                          $  239
(Increase) in cash                                         (116)
Common stock issued                                           5
Other investing and financing activities                     (2)
- --------------------------------------------------------------------------------
Total Capital Provided                                   $  126
================================================================================

For further information, see the Statement of Cash Flows.

Given the Company's current electric load forecast and considering the availability of electricity provided by the Company's generating facilities and firm purchases of power from others, the Company believes it will need additional capacity in 1997, which it plans to satisfy through a firm purchase contract. The Company anticipates it will need an additional generating facility in the 1999-2000 time frame. This facility will most likely be constructed on behalf of the Company by an outside party and as such, will not be financed by the Company. The Company estimates that cash generated from operations will be sufficient to meet total capital expenditures for the remainder of 1996.

INVESTMENT RATING

The Company's securities are rated by Standard and Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch Investors Service, L.P.(Fitch) and Duff and Phelps, Inc. (D&P). The credit ratings for each of the Company's principal securities remain unchanged since December 31, 1995.

As a result of the PSC's recent decision to institute a comprehensive examination of the Company's rate structure and financial condition, several of the rating agencies have been reexamining the Company's ratings. Moody's revised its review from "direction uncertain" to "review for possible downgrade" and Fitch placed the Company's securities from FitchAlert with "evolving implications" to FitchAlert with "negative implications". D&P and S&P's outlook remain unchanged from December 31, 1995.

For a further discussion of the Company's credit ratings see Investment Rating in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

RATE MATTERS

For a discussion of recent rate matters see Note 2 of Notes to Financial Statements and Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

LONG ISLAND POWER AUTHORITY PROPOSED PLAN

On February 28, 1996,  the Board of Trustees of the Long Island Power  Authority
(LIPA) approved a resolution which, among other things, authorized the LIPA chairman and his designees to enter into negotiations with the Company regarding the disposition of the Company's assets and/or stock, in a manner consistent with the framework set forth in a plan previously proposed by a committee of the LIPA Board (Proposed Plan).

Shortly after approval of the resolution by the LIPA Board, the Company's Board of Directors authorized representatives of the Company to meet with representatives of LIPA to discuss this matter. Although discussions between the Company and LIPA are ongoing, the Company is unable to determine what plan, if any, will be pursued by it and/or LIPA or whether any related transaction will be consummated.

For additional information regarding the Proposed Plan, see Note 10 of Notes to Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the Year Ended December 31, 1995.

PART II.    OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

      None.


ITEM 2.     CHANGES IN SECURITIES

      None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      A.    EXHIBITS

            None.

      B.    REPORTS ON FORM 8-K

            None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LONG ISLAND LIGHTING COMPANY
                                          (Registrant)


                                          By /S/ ANTHONY NOZZOLILLO
                                          -------------------------
                                                 ANTHONY NOZZOLILLO
                                            Senior Vice President and
                                            Principal Financial Officer


Dated:  May 14, 1996

                                 EXHIBIT INDEX
                                 -------------


                                                                        EXHIBIT
DESCRIPTION                                                         NO.
- -----------                                                         ---

Financial Data Schedule (Exhibit 27).                               27