Form 10-Q
period 1996-06-30
LONG ISLAND LIGHTING CO
filed 1996-08-02
CIK 60251

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                   Yes [X] No


   The total number of shares of the registrant's Common Stock, $5 par value, outstanding on June 30, 1996, was 120,221,240.

                    LONG ISLAND LIGHTING COMPANY






                                                                       Page No.
                                                                       --------

Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statement of Income                                   3

                   Balance Sheet                                         5

                   Statement of Cash Flows                               7

                   Notes to Financial Statements                         8

     Item 2.   Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                                    11


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         23

     Item 2.  Changes in Securities                                     24

     Item 3.  Defaults Upon Senior Securities                           24

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                       25

     Item 5.  Other Information                                         25

     Item 6.  Exhibits and Reports on Form 8-K                          25

     Signature                                                          27

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (Thousands of Dollars - except per share amounts)

                                                                 Three Months Ended
                                                                       June 30
                                                              ------------------------
                                                                  1996         1995
                                                              ------------------------
REVENUES
Electric                                                       $576,963      $561,285
Gas                                                             117,639        92,539
                                                              ----------    ----------
Total Revenues                                                  694,602       653,824
                                                              ----------    ----------

EXPENSES
Operations - fuel and purchased power                           203,891       175,608
Operations - other                                               89,979        96,662
Maintenance                                                      29,952        35,646
Depreciation and amortization                                    37,952        36,190
Base financial component amortization                            25,243        25,243
Rate moderation component amortization                          (10,604)      (22,244)
Regulatory liability component amortization                     (22,143)      (22,143)
Other regulatory amortization                                    57,990        46,691
Operating taxes                                                 111,295       105,142
Federal income tax - current                                     10,162         3,615
Federal income tax - deferred and other                          19,820        30,168
                                                              ----------    ----------
Total Expenses                                                  553,537       510,578
                                                              ----------    ----------
OPERATING INCOME                                                141,065       143,246
                                                              ----------    ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                        6,274         6,630
Class Settlement                                                 (5,009)       (5,433)
Other income and deductions, net                                 10,186        17,285
Allowance for other funds used during construction                  617           675
Federal income tax - deferred and other                          (2,099)       (2,267)
                                                              ----------    ----------
Total Other Income and (Deductions)                               9,969        16,890
                                                              ----------    ----------
INCOME BEFORE INTEREST CHARGES                                  151,034       160,136
                                                              ----------    ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                       96,024       103,577
Other interest                                                   15,301        16,075
Allowance for borrowed funds used during construction              (815)         (908)
                                                              ----------    ----------
Total Interest Charges and (Credits)                            110,510       118,744
                                                              ----------    ----------

NET INCOME                                                       40,524        41,392
Preferred stock dividend requirements                            13,071        13,172
                                                              ----------    ----------
EARNINGS FOR COMMON STOCK                                       $27,453       $28,220
                                                              ==========    ==========
AVERAGE COMMON SHARES OUTSTANDING (000)                         120,221       119,045
EARNINGS PER COMMON SHARE                                         $0.23         $0.24

DIVIDENDS DECLARED PER COMMON SHARE                              $0.445        $0.445



See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
              (Thousands of Dollars - except per share amounts)

                                                                           Six Months Ended
                                                                                   June 30
                                                                      ----------------------------
                                                                          1996            1995
                                                                      ----------------------------
REVENUES
Electric                                                               $1,136,231      $1,107,172
Gas                                                                       422,586         337,840
                                                                      ------------     -----------
Total Revenues                                                          1,558,817       1,445,012
                                                                      ------------     -----------

EXPENSES
Operations - fuel and purchased power                                     514,160         432,302
Operations - other                                                        193,848         192,672
Maintenance                                                                60,439          69,902
Depreciation and amortization                                              75,517          71,824
Base financial component amortization                                      50,485          50,485
Rate moderation component amortization                                    (25,930)        (10,757)
Regulatory liability component amortization                               (44,286)        (44,286)
Other regulatory amortization                                              85,202          60,350
Operating taxes                                                           231,323         216,749
Federal income tax - current                                               23,000           6,228
Federal income tax - deferred and other                                    63,569          75,420
                                                                      ------------     -----------
Total Expenses                                                          1,227,327       1,120,889
                                                                      ------------     -----------
OPERATING INCOME                                                          331,490         324,123
                                                                      ------------     -----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                                 12,175          13,472
Class Settlement                                                          (10,381)        (10,900)
Other income and deductions, net                                           16,106          20,788
Allowance for other funds used during construction                          1,336           1,389
Federal income tax - deferred and other                                       352             (58)
                                                                      ------------     -----------
Total Other Income and (Deductions)                                        19,588          24,691
                                                                      ------------     -----------
INCOME BEFORE INTEREST CHARGES                                            351,078         348,814
                                                                      ------------     -----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                                198,282         206,637
Other interest                                                             32,272          32,419
Allowance for borrowed funds used during construction                      (1,757)         (1,933)
                                                                      ------------     -----------
Total Interest Charges and (Credits)                                      228,797         237,123
                                                                      ------------     -----------

NET INCOME                                                                122,281         111,691
Preferred stock dividend requirements                                      26,143          26,343
                                                                      ------------     -----------
EARNINGS FOR COMMON STOCK                                                 $96,138         $85,348
                                                                      ============     ===========
AVERAGE COMMON SHARES OUTSTANDING (000)                                   120,082         118,878
EARNINGS PER COMMON SHARE                                                   $0.80           $0.72

DIVIDENDS DECLARED PER COMMON SHARE                                         $0.89           $0.89

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                                                June 30               December 31
                                                                                  1996                   1995
ASSETS                                                                        (unaudited)              (audited)
                                                                            -----------------       ----------------

UTILITY PLANT
Electric                                                                          $3,833,230             $3,786,540
Gas                                                                                1,114,210              1,086,145
Common                                                                               254,968                244,828
Construction work in progress                                                         97,925                100,521
Nuclear fuel in process and in reactor                                                19,168                 16,456
                                                                            -----------------       ----------------
                                                                                   5,319,501              5,234,490
                                                                            -----------------       ----------------
Less - Accumulated depreciation and
  amortization                                                                     1,688,978              1,639,492
                                                                            -----------------       ----------------
Total Net Utility Plant                                                            3,630,523              3,594,998
                                                                            -----------------       ----------------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $706,796 and $656,311)                                           3,332,034              3,382,519
Rate moderation component                                                            437,177                383,086
Shoreham post-settlement costs                                                       984,640                968,999
Shoreham nuclear fuel                                                                 70,181                 71,244
Unamortized cost of issuing securities                                               207,835                222,567
Postretirement benefits other than pensions                                          377,234                383,642
Regulatory tax asset                                                               1,788,873              1,802,383
Other                                                                                183,905                230,663
                                                                            -----------------       ----------------
Total Regulatory Assets                                                            7,381,879              7,445,103
                                                                            -----------------       ----------------

                                                                            -----------------       ----------------
NONUTILITY PROPERTY AND OTHER INVESTMENTS                                             16,718                 16,030
                                                                            -----------------       ----------------

CURRENT ASSETS
Cash and cash equivalents                                                             80,677                351,453
Special deposits                                                                      36,253                 63,412
Customer accounts receivable (less allowance
  for doubtful accounts of $19,805 and $24,676)                                      301,943                282,218
LRPP receivable                                                                        2,705                 69,558
Other accounts receivable                                                             22,417                107,387
Accrued unbilled revenues                                                            150,127                184,440
Materials and supplies at average cost                                                62,299                 63,595
Fuel oil at average cost                                                              46,334                 32,090
Gas in storage at average cost                                                        44,628                 53,076
Deferred tax asset                                                                   199,000                191,000
Prepayments and other current assets                                                  36,114                  8,986
                                                                            -----------------       ----------------
Total Current Assets                                                                 982,497              1,407,215
                                                                            -----------------       ----------------

                                                                            -----------------       ----------------
DEFERRED CHARGES                                                                      16,887                 21,023
                                                                            -----------------       ----------------

TOTAL ASSETS                                                                     $12,028,504            $12,484,369
                                                                            =================       ================


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                                     June 30           December 31
                                                                      1996                 1995
CAPITALIZATION AND LIABILITIES                                     (Unaudited)          (Audited)
                                                                 --------------      ---------------

CAPITALIZATION
Long-term debt                                                      $4,472,675           $4,722,675
Unamortized discount on debt                                           (15,472)             (16,075)
                                                                 --------------      ---------------
                                                                     4,457,203            4,706,600
                                                                 --------------      ---------------

Preferred stock - redemption required                                  639,550              639,550
Preferred stock - no redemption required                                63,859               63,934
                                                                 --------------      ---------------
Total Preferred Stock                                                  703,409              703,484
                                                                 --------------      ---------------

Common stock                                                           601,106              598,277
Premium on capital stock                                             1,121,178            1,114,508
Capital stock expense                                                  (50,044)             (50,751)
Retained earnings                                                      780,178              790,919
                                                                 --------------      ---------------
Total Common Shareowners' Equity                                     2,452,418            2,452,953
                                                                 --------------      ---------------

                                                                 --------------      ---------------
Total Capitalization                                                 7,613,030            7,863,037
                                                                 --------------      ---------------

REGULATORY LIABILITIES
Regulatory liability component                                         238,078              277,757
1989 Settlement credits                                                132,048              136,655
Regulatory tax liability                                               114,959              116,060
Other                                                                  159,255              133,098
                                                                 --------------      ---------------
Total Regulatory Liabilities                                           644,340              663,570
                                                                 --------------      ---------------

CURRENT LIABILITIES
Current maturities of long-term debt                                   250,000              415,000
Current redemption requirements of preferred stock                       4,800                4,800
Accounts payable and accrued expenses                                  251,877              260,879
Accrued taxes (including federal income tax of $11,686 and $28,736)      1,301               60,498
Accrued interest                                                       156,282              158,325
Dividends payable                                                       58,150               57,899
Class Settlement                                                        50,833               45,833
Customer deposits                                                       29,371               29,547
                                                                 --------------      ---------------
Total Current Liabilities                                              802,614            1,032,781
                                                                 --------------      ---------------

DEFERRED CREDITS
Deferred federal income tax                                          2,396,466            2,337,732
Class Settlement                                                       118,605              129,809
Other                                                                    9,437                8,304
                                                                 --------------      ---------------
Total Deferred Credits                                               2,524,508            2,475,845
                                                                 --------------      ---------------

OPERATING RESERVES
Pension and other postretirements benefits                             395,202              396,490
Claims and damages                                                      48,810               52,646
                                                                 --------------      ---------------
Total Operating Reserves                                               444,012              449,136
                                                                 --------------      ---------------

COMMITMENTS AND CONTINGENCIES                                                -                    -
                                                                 --------------      ---------------

TOTAL CAPITALIZATION AND LIABILITIES                               $12,028,504          $12,484,369
                                                                 ==============      ===============

See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Thousands of Dollars)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                            -----------------------------
                                                                                  1996             1995
                                                                            -----------------------------
OPERATING ACTIVITIES

Net Income                                                                     $122,281         $111,691
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                                                 8,675            8,614
  Depreciation and amortization                                                  75,517           71,824
  Base financial component amortization                                          50,485           50,485
  Rate moderation component amortization                                        (25,930)         (10,757)
  Regulatory liability component amortization                                   (44,286)         (44,286)
  Other regulatory amortization                                                  85,202           60,350
  Rate moderation component carrying charges                                    (12,175)         (13,472)
  Class Settlement                                                               10,381           10,900
  Amortization of cost of issuing and redeeming securities                       18,168           20,604
  Federal income tax - deferred and other                                        63,217           75,478
  Allowance for other funds used during construction                             (1,336)          (1,389)
  Gas Cost Adjustment                                                            26,063           13,344
  Other                                                                          31,280           11,578
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                                            56,571           (6,777)
  Accrued unbilled revenues                                                      34,313           15,976
  Materials and supplies, fuel oil and gas in storage                            (4,500)          41,801
  Accounts payable and accrued expenses                                          (9,003)          (3,980)
  Accrued taxes                                                                 (59,197)         (35,110)
  Class Settlement                                                              (16,585)         (14,287)
  Special deposits                                                               27,159          (27,533)
  Prepayments and other current assets                                          (27,128)         (31,698)
  Other                                                                          (3,286)          (8,347)
                                                                            ------------     ------------
Net Cash Provided by Operating Activities                                       405,886          295,009
                                                                            ------------     ------------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                                     (106,783)        (106,196)
Shoreham post-settlement costs                                                  (30,105)         (45,429)
Other                                                                            (1,202)           9,185
                                                                            ------------     ------------
Net Cash Used in Investing Activities                                          (138,090)        (142,440)
                                                                            ------------     ------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                9,425            9,453
Redemption of long-term debt                                                   (415,000)         (25,000)
Preferred stock dividends paid                                                  (26,143)         (26,343)
Common stock dividends paid                                                    (106,628)        (105,529)
Other                                                                              (226)             435
                                                                            ------------     ------------
Net Cash Used in Financing Activities                                          (538,572)        (146,984)
                                                                            ------------     ------------
Net (Decrease) Increase in Cash and Cash Equivalents                          ($270,776)          $5,585
                                                                            ============     ============
Cash and cash equivalents at January 1                                         $351,453         $185,451
Net (decrease) increase in cash and cash equivalents                           (270,776)           5,585
                                                                            ------------     ------------
Cash and Cash Equivalents at June 30                                            $80,677         $191,036
                                                                            ============     ============


See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to February 7, 1996, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the three months ended June 30, 1996. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1996, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

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

In early 1996, the PSC issued an Order to Show Cause and instituted a proceeding to examine various opportunities to reduce the Company's current electric rates. Specifically, the Company was directed to address the following: (i) should all or a part of the $81 million Suffolk County property tax recovery, net of legal expenses, that the Company received in January 1996, pursuant to a final judgment that the Shoreham property was overvalued for property tax purposes between 1976 and 1983

(excluding 1979 which had previously been settled), be used to reduce current rates; (ii) should the Company accelerate the schedule to return to customers the $26 million 1995 rate year net reconciliation credit; (iii) whether any adjustments to the Company's previously filed 1996 rate year cost of service forecast could be made and used to reduce rates; and (iv) revisit the mechanics of the Fuel Cost Adjustment (FCA) clause to determine whether all or a portion of any fuel cost savings could be reflected in current customer bills rather than being applied to reduce the Rate Moderation Component (RMC) balance. For a further discussion of the RMC and the FCA see Notes 1, 2 and 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

In its March 8, 1996, response to the Order to Show Cause the Company stated that it shared the PSC's concern regarding electric rate levels and is prepared to assist the PSC in pursuing every reasonable opportunity to reduce electric rates. Consistent with the Rate Moderation Agreement (RMA), one of the constituent documents of the 1989 Settlement, the Company favors long-term rate stabilization and opposes short-term rate reductions followed by a period of rate increases. The Company also addressed the negative effects that the adoption, in whole or in part, of any or all of the items set forth in the Order to Show Cause, would have on long-term rates and on the Company's financial condition. For a further discussion of the Company's response to the Order to Show Cause see the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996.

In April 1996, the PSC Staff (Staff) and other intervenors submitted their responses to the Company's filing in the Order to Show Cause proceeding. Staff's primary recommendation was that the Company's rates be decreased by 2%, or approximately $50 million, on a temporary basis effective July 1, 1996. Staff's recommendation proposed maintaining rates at this reduced level for a three-year period. For a further discussion of the Staff's response to the Company's filing, see the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996.

At the April 17, 1996, PSC Open Session, the Chairman of the PSC, after reviewing the Company's response and the replies of Staff and the other intervenors, stated that the PSC would expand the scope of the Order to Show Cause in an effort to provide "immediate and substantial rate relief." The PSC's Chairman did not address either Staff's recommended 2% temporary rate reduction, or any Order to Show Cause issues. On April 25, 1996, the PSC issued its Order expanding the scope of the Show Cause proceeding. The Order directed the Company to file, within 60 days, or by June 24, 1996, financial and other information sufficient to provide a legal basis for setting new rates for the

Company's electric service both for the single rate year beginning January 1, 1997, and the three-year period 1997-1999.

On May 15, 1996, after assessing the scope of the work and resources required to develop a multi-year rate case, the Company notified the Chairman of the PSC that the earliest the Company could submit a full rate case filing was September 27, 1996. Thereafter, the Company submitted to the PSC a petition for rehearing and request for an extension of time to submit the rate filing. While this request has not yet been acted upon by the PSC, the Company, as part of its good faith efforts to comply with the PSC's Order dated April 25, 1996, submitted those portions of the requested rate case filing which the Company was able to satisfactorily complete within the 60-day deadline. The remainder of the information necessary to complete the Company's rate case filing will be filed by September 27, 1996.

After acknowledging that the Company will not be submitting its full rate case filing until September and that a considerable amount of time will be required to adjudicate permanent rates, the PSC, at its July 17, 1996, Open Session, announced that it was issuing an order instituting an expedited temporary rate phase in the Show Cause proceeding which will be conducted in parallel with the ongoing phase concerning permanent rates. This Order, which was issued on July 18, 1996, invites the Company, PSC Staff and all other interested parties to submit, by August 2, 1996, pre-filed testimony and exhibits which would provide a sufficient basis for the PSC to determine an appropriate temporary rate level until such time as the permanent rate case proceedings are completed. Following these submissions, an expedited hearing, currently scheduled for early August, will be conducted so that this matter can be brought before the PSC at its September 11, 1996, Open Session. The Company is currently unable to determine the impact, if any, that this proceeding will have on its financial condition.

NOTE 3. CAPITALIZATION

On May 1, 1996, the Company, utilizing cash on hand and cash previously deposited with the Trustee of the General and Refunding (G&R) Mortgage, retired at maturity $415 million of G&R Bonds.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1996

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended June 30, 1996 were $27.5 million or $0.23 per common share compared with $28.2 million or $0.24 per common share for the same period last year. For the six months ended June 30, 1996, earnings for common stock amounted to $96.1 million or $0.80 per common share, compared with $85.3 million or $0.72 per common share for the same period last year.

Gas business earnings increased for the three and six month periods ended June 30, 1996, when compared to the same periods in 1995, as a result of a 3.2% gas rate increase which became effective December 1, 1995, and additional sales volumes from gas space heating customers resulting from: (i) colder than normal weather and (ii) an increase in the total number of space heating customers. In addition, earnings for the six months ended June 30, 1996 increased as a result of higher off-system gas sales.

For the six months ended June 30, 1996, the Company recorded a non-cash charge of $3.5 million, net of tax effects, to reflect the firm gas customer's portion of estimated gas earnings in excess of the 10.6% allowed return on common equity as required under the three year gas rate settlement, which became effective December 1, 1993. The Company computed this amount based upon the aggregate of actual gas operating income for the seven month period ended June 30, 1996, and forecasted gas operating income for the five month period ending November 30, 1996. However, since the actual amount of earnings in excess of the allowed return on common equity will not be determined until after the completion of the rate year ending November 30, 1996, amounts charged to earnings during the year will be subject to adjustments as actual financial data replaces forecasted values in the Company's excess earnings calculation. For the six months ended June 30, 1995, there was no gas excess earnings adjustment.

Electric business earnings decreased for the three and six months ended June 30, 1996 when compared to the same period in 1995. These decreases are primarily due to the recognition in June 1995, of certain litigation proceeds related to the construction of the Shoreham Nuclear Power Station partially offset by decreases in non-fuel operations and maintenance expenses.

REVENUES

Total revenues for the three months ended June 30, 1996 were $694.6 million, representing an increase of $40.8 million over total revenues for the three months ended June 30, 1995. Electric revenues increased by $15.7 million or 2.8% and gas revenues increased by $25.1 million or 27.1% when compared to the same period in 1995.

For the six months ended June 30, 1996, revenues totaled $1.6 billion, an increase of $113.8 million or 7.9% compared with the same period last year. Electric revenues were higher by $29.1 million or 2.6% and gas revenues were higher by $84.7 million or 25.1%, when compared with the same period in 1995.

Electric

The increase in electric revenues for the three and six months ended June 30, 1996, compared to the same period in 1995, are primarily due to increased sales volumes resulting from weather and system growth. However, higher revenue from sales has no effect on earnings due to the Company's current electric rate structure which includes a revenue reconciliation mechanism that eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

Gas

The increase in gas revenues for the three and six months ended June 30, 1996, compared with the same period in 1995, is primarily the result of a gas rate increase of 3.2% which was effective December 1, 1995, higher sales volumes resulting from colder weather (January thru mid-May) and an increase in the number of gas space heating customers. Also contributing to higher gas revenues were higher recoveries of gas fuel expenses due to increased sales volumes and higher gas prices. In addition, the Company experienced higher off-system gas sales during 1996.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 Three Months Ended         Six Months Ended
                                 6/30/96    6/30/95         6/30/96  6/30/95
                                   (In Millions)              (In Millions)
                                   -------------              -------------

      ELECTRIC SYSTEM
        Oil                          $ 25         $ 20          $ 92       $ 57
        Gas                            38           36            44         63
        Nuclear                         4            2            8          6
        Purchased Power                81           77           163        151
                                       --           --           ---        ---
      Total Electric Fuel Costs       148          135           307        277

      GAS SYSTEM                       56           41           207        155
                                       --           --           ---        ---
      Total                          $204         $176          $514       $432
                                     ====         ====          ====       ====

For the three and six months ended June 30, 1996, electric fuel costs were higher when compared to the same period last year primarily due to increased sales volumes resulting from weather and system growth. Also contributing to the higher fuel costs were higher per unit prices for oil, gas and purchased power.

Fuel costs for operating the gas business increased for the three and six months ended June 30, 1996, when compared to the same periods last year due to an increase in sales volumes coupled with higher gas prices.

The percentages of total electric energy available by type of fuel for electric operations for the three and six months ended June 30, 1996 and 1995 were as follows:


                                   Three Months Ended       Six Months Ended
                                   6/30/96    6/30/95       6/30/96  6/30/95
                                   -------    -------       -------  -------

      Oil                              15%        15%           29%      21%
      Gas                              28         36            18       30
      Nuclear                          11          3            10        6
      Purchases                        46         46            43       43
                                       --         --            --       --
      Total                           100%       100%          100%     100%
                                      ===        ===           ===      ===

For the three months ended June 30, 1996, the Company utilized nuclear power to displace more costly generation with gas. For the three months ended June 30, 1995, the amount of nuclear power available was limited due to a scheduled outage at Nine Mile Point 2 Nuclear Power Station, in which the Company has an ownership interest of 18%.

For the six months ended June 30, 1996 electricity generated with gas decreased compared to the same period in 1995 as high demand resulting from the unusually cold winter experienced in the northeast caused an increase in gas prices, making generation with oil more economical. During this period the Company sold portions of its gas supply for electric generation to off-system entities. Profits from these sales totaling $5 million were used to offset the cost of fuel for electric generation, thereby providing electric energy to customers at the lowest possible cost.

OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $119.9 million for the three months ended June 30, 1996, compared to $132.3 million for the same period in 1995. For the six months ended June 30, 1996 and 1995, these expenses amounted to $254.3 million and $262.6 million respectively. These decreases reflect the Company's continuing efforts to control costs.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided in the Rate Moderation Agreement (RMA) and subsequent rate case decisions.

For the three months ended June 30, 1996 and 1995, the Company recorded non-cash credits to income of approximately $10.6 million and $22.2 million, respectively, representing amounts, net of offsets generated by the Fuel Moderation Component (FMC) mechanism, by which adjudicated revenues were below revenues that would have been earned under conventional ratemaking. For the six months ended June 30, 1996 and 1995, the Company recorded non-cash credits to income of approximately $25.9 million and $10.8 million, respectively.

For the years 1993 through 1995, the operation of the FMC had been a significant contributor to the reduction of the RMC balance. However, recent increases in the cost of fuel have resulted in a reduction in the FMC credit to a level below that which the Company had experienced over the past several years. Nevertheless, the Company continues to believe that the full amortization of the RMC balance will take place within the time frame established by the RMA.

For a further discussion of the RMC, RMA and FMC see Notes 1, 2 and 3 of Notes to Financial Statement included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

OTHER REGULATORY AMORTIZATION

Charges or credits to other regulatory amortization have no impact on earnings as the Company recovers from or returns to customers an equivalent amount of revenue through various mechanisms contained in its current rate structure.

For the three months ended June 30, 1996 and 1995, other regulatory amortization was a non-cash charge to income of approximately $58.0 million and $46.7 million, respectively. This increase is primarily the result of a $22.2 million higher non-cash charge relating to an electric ratemaking mechanism which provides a revenue reconciliation adjustment to eliminate the impact on earnings of experiencing sales that are in this case above adjudicated levels (net margin revenue deferral). This increase was partially offset by a $12.0 million decrease in the amortization of LILCO Ratemaking and Performance Plan (LRPP) deferrals of deferrals of prior rate years.

For the six months ended June 30, 1996 and 1995, other regulatory amortization was a non-cash charge to income of approximately $85.2 million and $60.4 million, respectively. This increase is the result of a higher net margin revenue deferral, higher LRPP amortizations, higher charges related to the gas excess earnings and increased amortization related to Shoreham post-settlement costs.

OPERATING TAXES

For the three months ended June 30, 1996, operating taxes totaled $111.3 million, an increase of $6.2 million or 5.9% over the comparable period last year. For the six months ended June 30, 1996, these taxes amounted to $231.3 million, an increase of $14.6 million or 6.7% over the same period in 1995. The increase in operating taxes was attributable to higher property and revenue taxes.

FEDERAL INCOME TAXES

The current portion of the Company's federal income tax expense for the three month and six month periods ended June 30, 1996 was $10.2 million and $23.0 million, respectively. This represents an increase of $6.5 million and $16.8 million in the Company's current federal income tax expense over the three month and six month periods ended June 30, 1995, respectively. These increases are primarily attributable to the utilization of the Company's Alternative Minimum Tax (AMT) net operating loss (NOL) carryfoward.

As a result of an updated analysis of its AMT NOL carryforward position, the Company currently estimates that its AMT NOL carryforward will not be exhausted until the end of 1996.

Accordingly, the Company's current federal income tax for the year ended December 31, 1996, will amount to approximately $46 million, exclusive of the utilization of investment tax credit carryforward.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1996, was $111.3 million, a decrease of $8.3 million or 7.0% when compared to the same quarter in 1995. For the six months ended June 30, 1996, this expense amounted to $230.6 million, a decrease of $8.5 million or 3.6% compared with the same period last year. These decreases are due to lower debt levels.

FINANCIAL CONDITION

LIQUIDITY

At June 30, 1996, the Company's cash and cash equivalents amounted to approximately $80.7 million, compared to $351.5 million at December 31, 1995. The decrease in the cash balance at June 30, 1996 resulted primarily from the utilization of cash on hand and cash previously deposited with the Trustee of the General and Refunding (G&R) Mortgage to satisfy the mandatory redemption of $415 million of the Company's G&R Bonds on May 1, 1996.

As a result of the above redemption the Company's debt ratio dropped from 61.8% at December 31, 1995, to 59.8% at June 30, 1996. The use of cash to satisfy this obligation is part of the Company's commitment to improving its capital structure and lowering its cost of providing service.

In January 1996 the Company received $81 million, including interest, from Suffolk County pursuant to a judgment that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had been previously settled). Depending upon the outcome of the current electric rate proceeding, the Company may be required to directly return all or a portion of this recovery, net of legal expenses, to its electric ratepayers instead of crediting the RMC balance as requested by the Company. For a further discussion of this tax certiorari proceeding see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

In February 1997 and April 1998 the Company has maturing debt obligations of $250 million and $100 million, respectively. The Company intends to use cash generated from operations to the maximum extent practicable to satisfy these obligations. Although the Company has no current plans for accessing the public markets to raise capital for the next several years, the Company would refinance existing debt or preferred stock should market conditions prove favorable. The Company would also take advantage of any tax-exempt financing made available by the New York State Energy Research and Development Authority (NYSERDA).

The Company has available for its use a revolving line of credit through October 1, 1997, provided by its 1989 Revolving Credit Agreement (1989 RCA). Effective July 19, 1996, the amount committed by the banks participating in the facility has been reduced, at the Company's option, from $300 million to $250 million. The Company believes this action is appropriate given the levels of cash on hand, projected future cash generated from operations and modest debt and preferred stock maturities through 1998. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and six months ended June 30, 1996, were as follows:

                                                       (In Millions of Dollars)
                                                       ------------------------
                                   Three Months Ended          Six Months Ended
                                      June 30, 1996               June 30, 1996
                                      -------------               -------------

CAPITAL REQUIREMENTS

Construction                                  $ 63                     $107
                                              ----                     ----

Redemptions and Dividends
Long-term debt                                 415                      415
Preferred stock dividends                       13                       26
Common stock dividends                          54                      107
                                                --                      ---

Total Redemptions and Dividends                482                      548
                                               ---                      ---

Shoreham post-settlement costs                  14                       30
                                                --                       --

Total Capital Requirements                    $559                     $685
                                              ====                     ====
CAPITAL PROVIDED

Cash generation from operations               $167                     $406
Decrease in cash                               387                      271
Common stock issued                              4                        9
Other investing and financing
  activities                                     1                       (1)
                                                 -                       --
Total Capital Provided                        $559                     $685
                                              ====                     ====


For further information, see the Statement of Cash Flows.

Given the Company's current electric load forecast and considering the availability of electric energy provided by the Company's generating facilities and firm purchases from others, the Company believes it will need additional capacity in 1998, which it plans to satisfy through a firm purchase contract of approximately 100 megawatts (MW). The Company anticipates it will need an additional generating facility of approximately 144 MW by 2001. This facility will most likely be constructed on behalf of the Company by an outside party and as such, will not be financed by the Company.

The Company estimates that cash generated from operations will be sufficient to meet total capital expenditures for the remainder of 1996.


INVESTMENT RATING

The Company's securities are rated by Standard and Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch Investors Service, L.P. (Fitch) and Duff and Phelps, Inc. (D&P).

Given the PSC's commitment to reduce rates and the PSC's recent decision to institute a comprehensive examination of the Company's rate structure and financial condition, several of the rating agencies have been reexamining the Company's ratings. In June, Moody's downgraded its rating of the Company's G&R Bonds from minimum investment grade (Baa3) to one notch below minimum investment grade (Ba1). Moody's also downgraded its ratings of the Company's Debentures and Preferred Stock, which were already below minimum investment grade, to Ba3 and ba3, respectively. In April 1996 Fitch placed the Company's securities on FitchAlert with "negative implications". No further actions have transpired with regard to Fitch since that date. D&P and S&P's outlooks remain unchanged from December 31, 1995.

For a further discussion of the Company's credit ratings see Investment Rating in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

RATE MATTERS

For a discussion of rate matters see Note 2 of Notes to Financial Statements and
Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

COMPETITIVE OPPORTUNITIES

New York State Competitive Opportunities Proceeding

In May 1996 the Public Service Commission (PSC) issued an order (Order) in its Competitive Opportunities Proceeding in which it is investigating issues related to the future of the regulatory process as the electric utility industry moves toward competition. In its Order, which generally adopted the Recommended Decision issued by an Administrative Law Judge in December 1995 (RD), the PSC stated its belief that introducing competition to the electric industry in New York has the potential to reduce rates over time, increase customer choice and encourage economic growth. However, the PSC also stated that because of differences in (i) individual service territories, primarily as a result of the existence of transmission constraints, (ii) the level and type of strandable investments (i.e. costs that utilities would have otherwise recovered through rates under traditional cost of service regulation that, under market competition, would not be recoverable), and (iii) financial conditions, competition should be implemented on an individual company basis. The Order calls for a competitive wholesale power market to be in place by early 1997 followed by the introduction of retail access for all customers by early 1998.

The Order contemplates that implementation of this plan will proceed on two tracks. The first track generally requires that, by October 1, 1996, each utility file a rate/restructuring plan with the PSC. However, the Company has been exempted from this requirement for now, because of the PSC's pending investigation of the Company's electric rates and because of the Long Island Power Authority (LIPA) Proposed Plan. For information regarding the LIPA Proposed Plan, see the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1996 and Note 10 of Notes to Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995. The second track anticipates that certain other filings be made by all utilities, also by October 1, 1996, to both the PSC and Federal Energy Regulatory Commission (FERC) addressing other significant issues.

Additionally, as proposed in the RD, the Order calls for the movement to full retail competition through a model known as the Flexible Retail Poolco Model that provides (i) for the creation of an Independent System Operator (ISO) to coordinate the safe and reliable operation of electric generation and transmission; (ii) for open access to the transmission system, which would be regulated by the FERC; (iii) for the continuation of a regulated distribution company to operate and maintain the distribution system; (iv) for the deregulation of energy/customer services such as meter reading and customer billing; (v) that customers be given a choice among suppliers of electricity; and (vi) that customers be allowed to acquire electricity either by long-term contracts or purchases on the spot market or a combination of the two.

With respect to strandable investments, the PSC stated in its Order that it is not required to allow recovery of all prudently incurred costs, that it has considerable discretion to set rates that balance ratepayer and shareholder interests and that the amount of strandable investments that a utility will be permitted to recover will depend on the particular circumstances of each utility. Additionally, the Order provided that every effort should be made by utilities to mitigate these costs.

The New York State utilities have not petitioned the PSC for reconsideration of the Commission's Order and have not yet determined whether or not to challenge the Order in court.

The Electric Industry - Federal Regulatory Issues

In April 1996, in response to its Notice of Proposed Rulemaking (NOPR) issued in March 1995, the FERC issued two orders relating to the development of competitive wholesale electric markets.

Order 888, a final rule on open transmission access and stranded cost recovery, provides that the FERC has exclusive jurisdiction over interstate wholesale wheeling and that utility transmission systems must now be open to qualifying sellers and purchasers of power on a non-discriminatory basis. Order 888 allows utilities to recover legitimate, prudent and verifiable stranded costs associated with wholesale transmission, including the circumstances where full requirements customers become wholesale transmission customers such as where a municipality establishes its own electric system. With respect to retail wheeling, the FERC concluded that it has jurisdiction over rates, terms and conditions of service, but would leave the issue of recovery of the costs stranded by retail wheeling to the states.

Order 888 required utilities to file open access tariffs under which they would provide transmission services, comparable to that which they provide themselves, to third parties on a non-discriminatory basis. Additionally, utilities must use these same tariffs for their own wholesale sales. The Company filed its open access tariff in July.

Order 889, a final rule on a transmission pricing bulletin board, addresses the rules and technical standards for operation of an electronic bulletin board that will make available, on a real-time basis, the price, availability and other pertinent information concerning each transmission utility's services. It also addresses standards of conduct to ensure that transmission utilities functionally separate their transmission and wholesale power merchant functions to prevent discriminatory self-dealing.

With other members of the industry, the Company has participated in several joint petitions for rehearing and/or clarification of the FERC's Orders 888 and
889. Among other issues, these petitions address the FERC's obligation to exercise its jurisdiction to provide for the recovery of strandable investments in any retail wheeling situations. The outcome and timing of the FERC Orders on rehearing are uncertain.

It is not possible to predict the amount of stranded costs if any, that the Company would be unable to recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply

Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71", could then require a significant write-down of assets, the amount of which cannot presently be determined.

Notwithstanding the outcome of the state and federal regulatory proceedings, or any other state action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

LONG ISLAND POWER AUTHORITY PROPOSED PLAN

For information regarding the LIPA Proposed Plan, see the Company's Form 10-Q for the three months ended March 31, 1996 and Note 10 of Notes to Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the state and federal regulatory rate proceedings, the LIPA Proposed Plan, certain environmental matters as well as such other factors as set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995 and all documents subsequently filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

SHOREHAM

Pursuant to the Long Island Power Authority (LIPA) Act, LIPA is required to make payments-in-lieu-of-taxes (PILOTs) to the municipalities that impose real property taxes on Shoreham. Pursuant to the 1989 Settlement, the Company agreed to fund LIPA's obligation to make these PILOTs. On June 13, 1996, the New York State Court of Appeals rendered its opinion on the cross-appeals filed by the parties regarding the timing, duration and refundability of PILOTs under the LIPA Act (LIPA, et. al. v. Shoreham-Wading River Central School District, et. al.). The Court affirmed the Appellate Division, Second Department's ruling by holding that (a) LIPA's PILOT obligation is perpetual, (b) PILOTS, like taxes, are subject to refund if the assessment upon which the PILOTs were based are determined to be excessive, and (c) PILOTs phase down by ten percent of the prior year's amount, rather than ten percent of the first PILOT year amount, until PILOTs reach a level that equals the taxes that would have been levied on the plant in a non-operative state. Additionally, the Court modified the Appellate Division's ruling by finding that PILOTs commence, not at the time the Company transferred Shoreham to LIPA in February 1992, but rather on December 1, 1992, the beginning of the next tax year.

As a result of the Court of Appeal's decision, the Town of Brookhaven has taken the position that LIPA currently owes approximately $44 million in additional PILOTs. However, the Company believes that the Town's allegation regarding additional PILOTs is inappropriate because it is based on an excessive assessment of Shoreham. The proper assessment of Shoreham for the relevant time period is to be determined in the tax certiorari proceeding currently pending in New York Supreme Court, Suffolk County (Long Island Lighting Company v. The
Assessor of the Town of Brookhaven, et. al.). If the proper assessment of Shoreham as determined in this tax certiorari proceeding results in PILOTs that are less than the amount of PILOTs that have already been paid, LIPA, and therefore the Company, should be entitled to refunds of excessive PILOTs already made. However, the Company is currently unable to determine the amount of recovery, if any, and the timing of all refunds as a result of this pending proceeding.

ENVIRONMENTAL

In May 1996 the Connecticut Department of Environmental

Protection (DEP) issued a modification to an Administrative Consent Order (ACOM) previously issued in connection with an investigation of an electric transmission cable located under the Long Island Sound (Sound Cable) that is jointly owned by the Company and the Connecticut Light and Power Company (Owners). The ACOM requires the Owners to submit a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement and environmental impacts associated with leaks of fluid into the Long Island Sound. The Company is in the process of compiling and coordinating the activities necessary to perform these studies and at the present time is unable to determine the costs it will incur to complete the requirements of the ACOM or to comply with any additional DEP requirements.

In addition, in April 1996 the Long Island Soundkeeper Fund, a non-profit organization, filed a suit against the Owners in Federal District Court in Connecticut alleging that the Sound Cable fluid leaks constitute unpermitted discharges of pollutants in violation of the Clean Water Act and that such pollutants present a threat to the environment and public health. The suit seeks, among other things, injunctive relief prohibiting the Owners from continuing to operate the Sound Cable in alleged violation of the Clean Water Act and civil penalties of $25,000 per day for each violation from each of the Owners. The Company is unable to determine the outcome of this proceeding or what impact, if any, it will have on its financial condition.

For additional information concerning the Sound Cable and a related investigation by the United States Attorney's office, see "Item 1. Business Environment - Water" in the Company's Form 10-K, as amended, for the year ended December 31, 1995.


ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 9, 1996. The persons named below were elected as Directors by holders of the Company's Common Stock, voting cumulatively, casting votes in favor or withholding votes as indicated:

                                           IN FAVOR               WITHHELD
                                           --------               --------
      William J. Catacosinos              98,968,692              2,319,080

      John H. Talmage                     99,709,435              1,578,337

      Basil A. Paterson                   98,929,466              2,358,306

      George Bugliarello                  99,613,384              1,674,388

      George J. Sideris                   99,806,422              1,481,350

      A. James Barnes                     99,745,831              1,541,941

      Richard L. Schmalensee              99,690,854              1,596,918

      Renso L. Caporali                   92,406,675              8,881,097

      Peter O. Crisp                      92,419,480              8,868,292

      Katherine D. Ortega                 99,735,483              1,552,289

      Vicki L. Fuller                     99,685,918              1,601,854

The shareowners also (i) ratified the appointment of Ernst & Young LLP as independent auditors for the year 1996 with 99,691,990 votes cast for ratification, 730,676 votes against and 865,105 votes abstaining; (ii) approved a Directors' Stock Unit Retainer Plan with 92,262,878 votes cast for approval, 6,812,959 votes cast against and 2,211,934 votes abstaining; and (iii) approved an Officers' Long-Term Incentive Plan with 90,455,731 votes cast for approval, 8,464,516 votes cast against and 2,367,524 votes abstaining.

Of  the  shares  held  by  brokers  and   nominees,   1,709,425   and  5,898,278
respectively, were not voted.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

            Exhibit 27 - Financial Data Schedule UT for the six-month period ended June 30, 1996.

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



                                         LONG ISLAND LIGHTING COMPANY
                                               (Registrant)


                                          By /s/ ANTHONY NOZZOLILLO
                                          -------------------------
                                          ANTHONY NOZZOLILLO
                                          Senior Vice President and
                                          Principal Financial Officer


Dated:  August 2, 1996

                                 EXHIBIT INDEX
                                 -------------



                                                            PAGE NO.
                                                            -------

Exhibit 27 - Financial Data Schedule UT
for the six-month period ended June 30, 1996                   28