Form 10-Q
period 1996-09-30
LONG ISLAND LIGHTING CO
filed 1996-11-14
CIK 60251

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                   YES [X]             NO


THE TOTAL NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1996, WAS 120,512,382.

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

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (Thousands of Dollars - except per share amounts)

                                                          Three Months Ended
                                                             SEPTEMBER 30
                                                             ------------
                                                          1996          1995
                                                          ----          ----

    REVENUES
    Electric                                            $780,158     $815,342
    Gas                                                   69,617       60,452
                                                        --------     --------
    Total Revenues                                       849,775      875,794
                                                        --------     --------

    EXPENSES
    Operations - fuel and purchased power                203,305      177,934
    Operations - other                                    98,547       88,595
    Maintenance                                           27,173       25,896
    Depreciation and amortization                         38,305       36,577
    Base financial component amortization                 25,243       25,243
    Rate moderation component amortization                (7,992)      28,126
    Regulatory liability component amortization          (22,143)     (22,143)
    Other regulatory amortization                         49,301       74,636
    Operating taxes                                      121,550      119,268
    Federal income tax - current                           8,292        4,081
    Federal income tax - deferred and other               72,792       78,020
                                                        --------     --------
    Total Expenses                                       614,373      636,233
                                                        --------     --------
    Operating Income                                     235,402      239,561
                                                        --------     --------

    OTHER INCOME AND (DEDUCTIONS)
    Rate moderation component carrying charges             6,513        5,989
    Class Settlement                                      (4,930)      (5,466)
    Other income and deductions, net                         372        5,295
    Allowance for other funds used during construction       798          757
    Federal income tax credit - deferred and other           856        1,866
                                                        --------     --------
    Total Other Income and (Deductions)                    3,609        8,441
                                                        --------     --------
    Income Before Interest Charges                       239,011      248,002
                                                        --------     --------

    INTEREST CHARGES AND (CREDITS)
    Interest on long-term debt                            92,892      103,072
    Other interest                                        17,098       14,727
    Allowance for borrowed funds used
     during construction                                  (1,002)      (1,018)
                                                        --------     --------
    Total Interest Charges and (Credits)                 108,988      116,781
                                                        --------     --------

    Net Income                                           130,023      131,221
    Preferred stock dividend requirements                 13,051       13,152
                                                        --------     --------
    Earnings for Common Stock                           $116,972     $118,069
                                                        ========     ========
    Average Common Shares Outstanding (000)              120,495      119,370
    Earnings per Common Share                              $0.97        $0.99

    Dividends Declared per Common Share                   $0.445       $0.445


        SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (Thousands of Dollars - except per share amounts)

                                                          Nine Months Ended
                                                             SEPTEMBER 30
                                                             ------------
                                                          1996         1995
                                                          ----         ----
    REVENUES
    Electric                                          $1,916,389   $1,922,514
    Gas                                                  492,203      398,292
                                                      ----------   ----------
    Total Revenues                                     2,408,592    2,320,806
                                                      ----------   ----------

    EXPENSES
    Operations - fuel and purchased power                717,465      610,236
    Operations - other                                   292,395      281,267
    Maintenance                                           87,612       95,799
    Depreciation and amortization                        113,822      108,401
    Base financial component amortization                 75,728       75,728
    Rate moderation component amortization               (33,922)      17,369
    Regulatory liability component amortization          (66,429)     (66,429)
    Other regulatory amortization                        134,503      134,986
    Operating taxes                                      352,873      336,017
    Federal income tax - current                          31,292       10,309
    Federal income tax - deferred and other              136,361      153,440
                                                      ----------   ----------
    Total Expenses                                     1,841,700    1,757,123
                                                      ----------   ----------
    Operating Income                                     566,892      563,683
                                                      ----------   ----------

    OTHER INCOME AND (DEDUCTIONS)
    Rate moderation component carrying charges            18,688       19,461
    Class Settlement                                     (15,311)     (16,366)
    Other income and deductions, net                      16,478       26,084
    Allowance for other funds used during construction     2,134        2,146
    Federal income tax credit - deferred and other         1,208        1,807
                                                      ----------   ----------
    Total Other Income and (Deductions)                   23,197       33,132
                                                      ----------   ----------
    Income Before Interest Charges                       590,089      596,815
                                                      ----------   ----------

    INTEREST CHARGES AND (CREDITS)
    Interest on long-term debt                           291,174      309,709
    Other interest                                        49,370       47,145
    Allowance for borrowed funds used
     during construction                                  (2,759)      (2,951)
                                                      ----------   ----------
    Total Interest Charges and (Credits)                 337,785      353,903
                                                      ----------   ----------

    Net Income                                           252,304      242,912
    Preferred stock dividend requirements                 39,194       39,495
                                                      ----------   ----------
    Earnings for Common Stock                           $213,110     $203,417
                                                      ==========   ==========
    Average Common Shares Outstanding (000)              120,220      119,042
    Earnings per Common Share                              $1.77        $1.71

    Dividends Declared per Common Share                   $1.335       $1.335


        SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)


                                                    September 30    December 31
                                                        1996            1995
    ASSETS                                          (UNAUDITED)      (AUDITED)
    ------                                          -----------      ---------

    UTILITY PLANT
    Electric                                          $3,859,997     $3,786,540
    Gas                                                1,135,350      1,086,145
    Common                                               257,799        244,828
    Construction work in progress                         99,161        100,521
    Nuclear fuel in process and in reactor                25,115         16,456
                                                     -----------    -----------
                                                       5,377,422      5,234,490
                                                     -----------    -----------
    Less - Accumulated depreciation and
      amortization                                     1,712,721      1,639,492
                                                     -----------    -----------
    Total Net Utility Plant                            3,664,701      3,594,998
                                                     -----------    -----------

    REGULATORY ASSETS
    Base financial component (less accumulated
      amortization of $732,039 and $656,311)           3,306,791      3,382,519
    Rate moderation component                            451,683        383,086
    Shoreham post-settlement costs                       987,848        968,999
    Shoreham nuclear fuel                                 69,645         71,244
    Unamortized cost of issuing securities               200,993        222,567
    Postretirement benefits other than pensions          372,440        383,642
    Regulatory tax asset                               1,782,049      1,802,383
    Other                                                184,226        230,663
                                                     -----------    -----------
    Total Regulatory Assets                            7,355,675      7,445,103
                                                     -----------    -----------

    NONUTILITY PROPERTY AND OTHER INVESTMENTS             18,061         16,030
                                                     -----------    -----------

    CURRENT ASSETS
    Cash and cash equivalents                            172,891        351,453
    Special deposits                                      35,902         63,412
    Customer accounts receivable (less allowance
      for doubtful accounts of $24,324 and $24,676)      327,284        282,218
    LRPP receivable                                       20,019         74,238
    Other accounts receivable                             22,786        107,387
    Accrued unbilled revenues                            145,780        184,440
    Materials and supplies at average cost                60,850         63,595
    Fuel oil at average cost                              42,105         32,090
    Gas in storage at average cost                        82,708         53,076
    Deferred tax asset                                   183,000        191,000
    Prepayments and other current assets                  10,049          8,986
                                                     -----------    -----------
    Total Current Assets                               1,103,374      1,411,895
                                                     -----------    -----------

    DEFERRED CHARGES                                      66,753         70,915
                                                     -----------    -----------

    TOTAL ASSETS                                     $12,208,564    $12,538,941
                                                     ===========    ===========


    SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)


                                                    September 30   December 31
                                                       1996           1995
    CAPITALIZATION AND LIABILITIES                   (UNAUDITED)    (AUDITED)
    ------------------------------                   -----------    ---------

    CAPITALIZATION
    Long-term debt                                    $4,472,675    $4,722,675
    Unamortized discount on debt                         (15,187)      (16,075)
                                                     -----------   -----------
                                                       4,457,488     4,706,600
                                                     -----------   -----------

    Preferred stock - redemption required                638,500       639,550
    Preferred stock - no redemption required              63,677        63,934
                                                     -----------   -----------
                                                         702,177       703,484
                                                     -----------   -----------

    Common stock                                         602,562       598,277
    Premium on capital stock                           1,124,563     1,114,508
    Capital stock expense                                (49,722)      (50,751)
    Retained earnings                                    846,473       790,919
    Treasury stock, at cost                                  (60)           --
                                                     -----------   -----------
    Total Common Shareowners' Equity                   2,523,816     2,452,953
                                                     -----------   -----------

    Total Capitalization                               7,683,481     7,863,037
                                                     -----------   -----------

    REGULATORY LIABILITIES
    Regulatory liability component                       218,238       277,757
    1989 Settlement credits                              129,745       136,655
    Regulatory tax liability                             114,359       116,060
    Other                                                162,829       132,891
                                                     -----------   -----------
    Total Regulatory Liabilities                         625,171       663,363
                                                     -----------   -----------

    CURRENT LIABILITIES
    Current maturities of long-term debt                 250,000       415,000
    Current redemption requirements of
     preferred stock                                       4,800         4,800
    Accounts payable and accrued liabilities             274,546       278,986
    Accrued taxes (including federal income
     tax of $19,978 and $28,736)                          33,368        60,498
    Accrued interest                                     142,311       158,325
    Dividends payable                                     55,307        57,899
    Class Settlement                                      53,333        45,833
    Customer deposits                                     29,439        29,547
                                                     -----------   -----------
    Total Current Liabilities                            843,104     1,050,888
                                                     -----------   -----------

    DEFERRED CREDITS
    Deferred federal income tax                        2,446,330     2,337,732
    Class Settlement                                     106,125       129,809
    Other                                                 70,136        44,976
                                                     -----------   -----------
    Total Deferred Credits                             2,622,591     2,512,517
                                                     -----------   -----------

    OPERATING RESERVES
    Pension and other postretirements benefits           385,415       396,490
    Claims and damages                                    48,802        52,646
                                                     -----------   -----------
    Total Operating Reserves                             434,217       449,136
                                                     -----------   -----------

    COMMITMENTS AND CONTINGENCIES                             --            --
                                                     -----------   -----------

    TOTAL CAPITALIZATION AND LIABILITIES             $12,208,564   $12,538,941
                                                     ===========   ===========

    SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Thousands of Dollars)

                                                       Nine Months Ending
                                                           SEPTEMBER 30
                                                           ------------
                                                       1996          1995
                                                       ----          ----
OPERATING ACTIVITIES
Net Income                                         $ 252,304     $ 242,912
Adjustments to reconcile net income to net
 cash provided by operating activities
 Provision for doubtful accounts                      18,649        13,420
 Depreciation and amortization                       113,822       108,401
 Base financial component amortization                75,728        75,728
 Rate moderation component amortization              (33,922)       17,369
 Regulatory liability component amortization         (66,429)      (66,429)
 Other regulatory amortization                       134,503       134,986
 Rate moderation component carrying charges          (18,688)      (19,461)
 Class Settlement                                     15,311        16,366
 Amortization of cost of issuing and
  redeeming securities                                26,448        30,078
 Federal income tax - deferred and other             135,153       151,633
 Allowance for other funds used during construction   (2,134)       (2,146)
 Gas Cost Adjustment                                  16,969        14,701
 Other                                                55,502         4,642
Changes in operating assets and liabilities
 Accounts receivable                                  20,887      (109,125)
 Accrued unbilled revenues                            38,660        28,505
 Materials and supplies, fuel oil and
  gas in storage                                     (36,902)        8,381
 Accounts payable and accrued liabilities            (32,412)      (26,543)
 Accrued taxes                                       (27,130)      (11,081)
 Class Settlement                                    (31,495)      (28,785)
 Special deposits                                     27,510       (34,191)
 Prepayments and other current assets                 (1,063)       (5,191)
 Other                                               (39,003)      (30,329)
                                                   ---------     ---------
Net Cash Provided by Operating Activities            642,268       513,841
                                                   ---------     ---------

INVESTING ACTIVITIES
Construction and nuclear fuel expenditures          (176,552)     (170,214)
Shoreham-post settlement costs                       (40,544)      (58,544)
Other                                                 (2,112)        8,625
                                                   ---------     ---------
Net Cash Used in Investing Activities               (219,208)     (220,133)
                                                   ---------     ---------

FINANCING ACTIVITIES
Proceeds from sale of common stock                    14,083        14,572
Proceeds from issuance of long-term debt                  --        49,287
Redemption of long-term debt                        (415,000)     (100,000)
Redemption of preferred stock                         (1,050)       (1,050)
Preferred stock dividends paid                       (39,215)      (39,515)
Common stock dividends paid                         (160,127)     (158,505)
Other                                                   (313)          569
                                                   ---------     ---------
Net Cash Used in Financing Activities               (601,622)     (234,642)
                                                   ---------     ---------
Net (Decrease) Increase in Cash and
Cash Equivalents                                   $(178,562)    $  59,066
                                                   =========     =========
Cash and cash equivalents at January 1             $ 351,453     $ 185,451
Net (decrease) increase in cash and
 cash equivalents                                   (178,562)       59,066
                                                   ---------     ---------
Cash and Cash Equivalents at September 30          $ 172,891     $ 244,517
                                                   =========     =========

SEE NOTES TO FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to February 7, 1996, the date of the most recent Report of Independent Auditors, through the date of this Quarterly Report on Form 10-Q for the three months ended September 30, 1996. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1996, the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1996 and June 30, 1996, and the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, incorporated herein by reference.

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

NOTE 2. RATE MATTERS

ELECTRIC

In 1995, the Company requested that the Public Service Commission of the State of New York (PSC) extend the provisions of its July 1995 electric rate order through November 30, 1996. As of the date of this report, the PSC has yet to act upon this request.

During the nine month period ended September 30, 1996, the PSC has instituted the following initiatives intended to lower electric rates on Long Island:

      An Order to Show Cause, issued in February 1996, to examine various opportunities to reduce the Company's electric rates;

      An Order, issued in April 1996, expanding the scope of the Order to Show Cause proceeding, in an effort to provide "immediate and substantial rate relief." This order directed the Company to file financial and other information sufficient to provide a legal basis for setting new rates for both the single rate year (1997) and the three-year period 1997-1999;

      An Order, issued in July 1996, to institute an expedited temporary rate phase in the Order to Show Cause proceeding mentioned above, to be conducted in parallel with the ongoing phase concerning permanent rates.

The Company shares the PSC's concern regarding electric rate levels and is prepared to assist the PSC in pursuing any reasonable opportunity to reduce electric rates.

The Commission's July 1996 Order, referred to above, requested that interested parties file testimony and exhibits sufficient to provide a basis for the Commission to decide whether the Company's electric rates should be made temporary and, if so, the proper level of such temporary rates. The Company's filing demonstrated that current electric rate levels were justified and that there was no basis for reducing them on a temporary basis. The Staff, in its filing, recommended that the Company's rates be reduced on a temporary basis by 4.2% effective October 1, 1996, until the permanent rate case is decided.

Although evidentiary hearings on the Company's, Staff's and other interested parties' submissions were subsequently held on an expedited basis to enable the PSC to render a decision on the Company's rates, as of the date of this report, the PSC has yet to take any action.

In addition to the above filing, in September 1996, the Company, completed the filing of a multi-year rate plan (Plan) in compliance with the April 1996 Order. Major elements of the Plan include: (i) a base rate freeze for the three year period December 1, 1996 through November 30, 1999 as opposed to a base rate decrease, even on a temporary basis; (ii) an allowed return on common equity of 11.0% for the term of the Plan; (iii) an equity earnings cap of 12.66%, whereby earnings in excess of the 11.0% allowed return on common equity up to this cap, would be fully retained by the shareowner, with any excess above the 12.66% cap shared with the ratepayer; (iv) the continuation of existing LILCO Ratemaking and Performance Plan (LRPP) revenue and expense reconciliation mechanisms and performance incentive programs; (v) directly crediting all net proceeds from the Shoreham property tax litigation and other sources to the Rate Moderation Component (RMC) to reduce its balance; and (vi) a mechanism to fully recover any outstanding RMC balance at the end of the 1999 rate year through inclusion in the Fuel Cost Adjustment (FCA), over a two-year period.

The Company is currently unable to predict the outcome of either the temporary or permanent rate proceedings and their effect, if any, on the Company's financial condition or its results of operations.

For a further discussion of the rate proceedings see the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1996 and June 30, 1996, and Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended September 30, 1996, were $117.0 million or $0.97 per common share compared with $118.1 million or $0.99 per common share for the same period last year. For the nine months ended September 30, 1996, earnings for common stock amounted to $213.1 million or $1.77 per common share, compared with $203.4 million or $1.71 per common share for the same period last year.

The increase in earnings for the nine months ended September 30, 1996, is attributable to an increase in earnings for the gas business which resulted from several positive developments. These developments include the recognition of additional sales volumes due to the continued growth in the number of space heating customers, colder than normal weather and significantly higher off-system sales when compared to the same period last year. Also contributing to the increase in gas business earnings was a 3.2% rate increase which became effective December 1, 1995.

The decrease in earnings, for the three months ended September 30, 1996, resulted primarily from the timing of when revenues and expenses associated with the growth in the gas business are recognized. Specifically, the added revenues associated with such growth are concentrated in the heating season, whereas the increased costs necessary for such growth are incurred throughout the year.

REVENUES

Total revenues for the three months ended September 30, 1996, were $849.8 million, representing a decrease of $26.0 million or 3%, from total revenues for the three months ended September 30, 1995. Electric revenues decreased by $35.2 million or 4.3% and gas revenues increased by $9.2 million or 15.2%, when compared to the same period in 1995.

For the nine months ended September 30, 1996, revenues totaled $2.4 billion, an increase of $87.8 million or 3.8% compared with the same period last year.
Electric revenues were lower by $6.1 million or 0.3% and gas revenues were higher by $93.9 million or 23.6%, when compared with the same period in 1995.

Electric

Electric revenues decreased for the three and nine months ended September 30, 1996, as compared with the same periods in 1995. This decrease is due to decreased sales volumes during the three months ended September 30, 1996, when compared to the same period in 1995, as a result of variations in weather.
However, these lower revenues from sales have no effect on earnings due to the Company's current electric rate structure which includes a revenue reconciliation mechanism that eliminates the impact on earnings caused by sales volumes that are above or below adjudicated levels.

Gas

The increase in gas revenues for the three and nine months ended September 30, 1996, compared with the same periods in 1995, is primarily the result of an increase in the number of gas heating customers, higher sales volumes resulting from colder than normal winter weather, an increase in off-system sales and in the commodity cost of natural gas which is recovered from customers through the Gas Cost Adjustment Mechanism included in rates. Also contributing to higher gas revenues was a gas base rate increase of 3.2% which became effective December 1, 1995.

FUELS AND PURCHASED POWER

Fuels and purchased power expenses for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                    Three Months Ended         Nine Months Ended
                                    9/30/96    9/30/95         9/30/96   9/30/95
                                    -------    -------         -------   -------
                                       (In Millions)             (In Millions)

      ELECTRIC SYSTEM
        Oil                          $ 35         $ 25          $127        $ 82
        Gas                            50           43            94         106
        Nuclear                         4            4            12          10
        Purchased Power                85           82           248         233
                                     ----         ----          ----        ----
      Total Electric Fuel Costs       174          154           481         431

      GAS SYSTEM                       29           24           236         179
                                     ----         ----          ----        ----
      Total                          $203         $178          $717        $610
                                     ====         ====          ====        ====

For the three and nine months ended September 30, 1996, electric fuel costs were higher when compared to the same period last year primarily due to higher per unit prices for oil, gas and purchased power. The total fuel expense was partially offset by a decrease in demand due to weather and profits realized by the electric business unit from the off-system gas sales which were credited to the total fuel expense, discussed below.

Fuel costs for operating the gas business increased for the three and nine months ended September 30, 1996, when compared to the same periods last year due to higher gas prices coupled with the increase in sales volumes associated with the colder than normal winter weather.

The percentages of total electric energy available by type of fuel for electric operations for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                      Three Months Ended      Nine Months Ended
                                      9/30/96    9/30/95      9/30/96   9/30/95
                                      -------    -------      -------   -------

      Oil                              18%          16%         25%       20%
      Gas                              33           41          24        34
      Nuclear                           9            7          10         6
      Purchases                        40           36          41        40
                                      ----         ----        ----      ---
      Total                           100%         100%        100%      100%
                                      ====         ====        ====      ====


For the three months ended September 30, 1996, the Company utilized purchased power to displace more costly generation. For the nine months ended September 30, 1996, electricity generated with gas decreased compared to the same period in 1995, as the high demand for gas resulting from the unusually cold winter experienced in the northeast caused an increase in gas prices. During this period, the electric business unit sold portions of its gas supply for electric generation to off-system entities. Profits realized by the electric business unit from these sales, which total $5 million, were used to offset the cost of fuel for electric generation, thereby providing electric energy to customers at the lowest possible cost.

OPERATIONS AND MAINTENANCE EXPENSES

For the three months ended September 30, 1996, operations and maintenance (O&M) expenses increased over the same period in 1995 primarily as a result of higher accruals for doubtful accounts and due to the timing of certain employee benefit expenses. For the nine months ended September 30, 1996 O&M increased over the same period in 1996 as a result of higher minor storm costs (storms in which the total costs incurred are less than $1 million) higher accruals for doubtful accounts and due to the timing of certain other expenses. These increases were mitigated by the Company's continuing efforts to control costs. Although O&M expenses for the nine months ended September 30, 1996 are higher than for 1995, the Company expects that the total O&M expenses for the year ended December 1996 will be lower than those incurred in 1995.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided in the Rate Moderation Agreement (RMA) and subsequent rate case decisions.

Presently, the Company has an electric fuel adjustment clause mechanism that collects the higher of: a) the actual cost of fuel; or b) the amount included in base rates. When fuel costs are below the amount of revenues collected for fuel, this difference, called the Fuel Moderation Component (FMC), is credited to the RMC to reduce its balance and mitigate the need for future rate increases. When fuel expenses are greater than the amount reflected in base rates for fuel, this difference, called the Fuel Cost Adjustment (FCA) is collected from customers over the following three-month period.

The operation of the FMC has been a significant contributor to the reduction of the RMC balance since 1989. However, recent increases in the cost of fuel and purchased power, have resulted in a reduction of the FMC credit to a level below that which the Company had experienced during the past several years.

Based on the Company's current electric rate structure, the RMC balance is expected to increase above the December 31, 1995 balance resulting in non-cash credits to income in 1996. For the three and nine months ended September 30, 1996, the Company recorded non-cash credits to income of approximately $8.0 million and $33.9 million, respectively, representing amounts, net of offsets generated principally by the FMC mechanism, by which adjudicated revenues were below revenues that would have been collected under conventional ratemaking.

For the three and nine months ended September 30, 1995, primarily as a result of amounts credited to the RMC balance through the operation of the Company's FMC mechanism, the Company amortized the RMC balance, resulting in a charge to income of approximately $28.1 million and $17.4 million, respectively.

For a further discussion of the RMC, RMA, FMC and FCA, see Notes 1, 2 and 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

OTHER REGULATORY AMORTIZATION

Charges or credits to other regulatory amortization have no impact on earnings as the Company recovers from or returns to customers an equivalent amount of revenue through various mechanisms contained in its current rate structure.

For the three months ended September 30, 1996 and 1995, other regulatory amortization was a non-cash charge to income of approximately $49.3 million and $74.6 million, respectively. This decrease is primarily the result of an electric ratemaking mechanism which eliminates the impact on earnings of experiencing sales that are above (or below) adjudicated levels. Despite decreased revenues, primarily attributable to variations in weather, actual revenues net of fuel and gross receipts taxes (net electric revenue) continue to exceed adjudicated levels. For the three months ended September 30, 1996 and 1995, the Company, in accordance with mechanisms contained in the current rate structure, eliminated the impact on earnings of these higher than adjudicated net electric revenues by recording non-cash charges to income of $19.9 million and $47.7 million, respectively. The remaining variance is the net result of the increased amortization of the LILCO Ratemaking and Performance Plan (LRPP) deferrals of prior rate years, higher non-cash charges resulting from gas excess earnings and lower non-cash charges related to electric excess earnings.

OPERATING TAXES

For the three months ended September 30, 1996, operating taxes totaled $121.6 million, an increase of $2.3 million or 1.9% over the comparable period last year. For the nine months ended September 30, 1996, these taxes amounted to $352.9 million, an increase of $16.9 million or 5.0% over the same period in 1995. The increase in operating taxes was attributable to higher property and revenue taxes.

FEDERAL INCOME TAX

The current portion of the Company's federal income tax expense for the three and nine month periods ended September 30, 1996, was $8.3 million and $31.3 million, respectively. This represents an increase of $4.2 million and $21.0 million in the Company's current federal income tax expense over the three and nine month periods ended September 30, 1995, respectively. These increases are primarily attributable to the full utilization in 1996 of the Company's Alternative Minimum Tax (AMT) net operating loss (NOL) carryforward.

The Company forecasts that its current federal income tax payments, net of investment tax credit carryforwards, for the year ended December 31, 1996 will amount to approximately $46 million.

OTHER INCOME AND DEDUCTIONS, NET

Other income net of deductions, for the three months ended September 30, 1996, was $.4 million, a decrease of $4.9 million when compared to the same period in 1995. This decrease resulted from a reduction in interest income from short term investments, lower non-cash carrying charge income and the settlement of a claim against the Company. For the nine months ended September 30, 1996, other income net of deductions, was $16.5 million, a decrease of $9.6 million compared with the same period in 1995. This decrease resulted from reduced non-cash carrying charge income and the recognition in 1995 of approximately $7 million of litigation proceeds related to the construction of Shoreham, partially offset by higher short term interest income for the period.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1996, was $110.0 million, a decrease of $7.8 million or 6.6% when compared to the same period of 1995. For the nine months ended September 30, 1996, interest expense amounted to $340.5 million, a decrease of $16.3 million or 4.6% compared with the same period last year. These decreases are due to lower debt levels resulting from the retirement of maturing debt by using cash generated from operations.

FINANCIAL CONDITION

LIQUIDITY

At September 30, 1996, the Company's cash and cash equivalents amounted to approximately $172.9 million, compared to $351.5 million at December 31, 1995. The decrease in the cash balance at September 30, 1996, primarily reflects the utilization of cash on hand and cash previously deposited with the Trustee of the General and Refunding (G&R) Mortgage to satisfy the mandatory redemption of $415 million of the Company's G&R Bonds on May 1, 1996.

Primarily, as a result of the above redemption, the Company's debt ratio dropped from 61.8% at December 31, 1995, to 59.3% at September 30, 1996. The use of cash to satisfy maturing debt is part of the Company's commitment to improve its capital structure.

In January 1996, the Company received $81 million, including interest, from Suffolk County pursuant to a judgment that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had been previously settled). Depending upon the outcome of the current electric rate proceedings, the Company may be required to return all or a portion of this recovery, net of legal expenses, to its electric ratepayers instead of crediting the RMC balance as requested by the Company. For a further discussion of the first phase of this tax certiorari proceeding see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

In February 1997 and April 1998, the Company has maturing debt obligations of $250 million and $100 million, respectively. The Company intends to use cash generated from operations to the maximum extent practicable to satisfy these obligations.

The Company has no current plans for accessing the public markets to raise capital for the next several years. However, the Company would access the public markets to refinance existing debt or preferred stock should market conditions prove favorable. The Company would also take advantage of any tax-exempt financing made available by the New York State Energy Research and Development Authority.

The Company has available for its use a revolving line of credit through October 1, 1997, provided by its 1989 Revolving Credit Agreement. In July 1996, at the Company's request, the amount committed by the banks participating in the facility was reduced from $300 million to $250 million. The Company believes this action is appropriate given the levels of cash on hand, projected future cash generated from operations and modest debt and preferred stock maturities through 1998. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and nine months ended September 30, 1996, were as follows:

                                                        (In Millions of Dollars)
--------------------------------------------------------------------------------
                                         Three Months Ended    Nine Months Ended
                                         September 30, 1996   September 30, 1996
--------------------------------------------------------------------------------
CAPITAL REQUIREMENTS

Construction                                   $ 70                     $177
--------------------------------------------------------------------------------
Redemptions and Dividends
Long-term debt                                    -                      415
Preferred stock                                   1                        1
Preferred stock dividends                        13                       39
Common stock dividends                           53                      160
--------------------------------------------------------------------------------
Total Redemptions and Dividends                  67                      615
--------------------------------------------------------------------------------
Shoreham post-settlement costs                   11                       41
--------------------------------------------------------------------------------
Total Capital Requirements                     $148                     $833
================================================================================

CAPITAL PROVIDED

Cash generation from operations                $236                     $642
(Increase) decrease in cash                     (92)                     179
Common stock issued                               5                       14
Other investing and financing
  activities                                     (1)                      (2)
--------------------------------------------------------------------------------
Total Capital Provided                         $148                     $833
================================================================================

For further information, see the Statement of Cash Flows.


Given the Company's current electric load forecast and the availability of electric energy provided by the Company's generating facilities and firm purchases from others, the Company believes it will need additional capacity, which it plans to satisfy through firm purchase contracts of approximately 100 megawatts (MW) in 1998, and 150 MW starting in 1999. The Company anticipates that Long Island will need additional generating capability by 2001. This facility will most likely be approximately 140 MW and constructed on behalf of the Company by an outside party and as such, will not be financed by the Company.

The Company estimates that cash generated from operations will be sufficient to meet total capital expenditures for the remainder of 1996.

INVESTMENT RATING

The Company's securities are rated by Standard and Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch Investors Service, L.P.(Fitch) and Duff and Phelps, Inc. (D&P).

On November 11, 1996, Moody's revised its outlook on the Company's General and Refunding Bonds, Debentures and Preferred Stock from negative to stable, as a result of a New York State Supreme Court, Suffolk County ruling, that the Town of Brookhaven over assessed the Shoreham Nuclear Power Station (Shoreham) for the years 1984-1992. For a discussion of this ruling see Part II., Other Information, Item 1. Legal Proceedings.

For a further discussion of the Company's credit ratings see Investment Rating in the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1996 and June 30, 1996, and Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

RATE MATTERS

For a discussion of rate matters, see Note 2 of Notes to Financial Statements and Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

COMPETITIVE OPPORTUNITIES

New York State Competitive Opportunities Proceeding

On May 20, 1996, the Public Service Commission of the State of New York (PSC) issued its "Opinion and Order Regarding Competitive Opportunities for Electric Service," discussed in greater detail in the Company's Form 10-Q for the three months ended June 30, 1996, in which the PSC announced its "vision" for the future of the electric industry in New York State. Certain aspects of the restructuring envisioned by the PSC -- particularly the PSC's apparent determinations that it can deny a reasonable opportunity to recover prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market -- could, if implemented, have a negative impact on the operations of New York's investor-owned electric utilities, including the Company. The Company therefore joined in a lawsuit filed by the Energy Association of New York State and the State's other electric utilities against the PSC on September 18, 1996, in the New York Supreme Court for Albany County. The utilities have requested that the Court declare that the May 20 Order is unlawful or, in the alternative, that the Court clarify that the May 20 Order can be given no binding effect by the PSC. The litigation is ongoing and the Company is unable at this time to predict the likelihood of success or the impact of the litigation on the Company's operations.

Also in response to the PSC's May 20 Order, filings were made on October 1, 1996 by the five utilities who were directed therein to submit proposed rate and restructuring plans addressing a transition to competition: Central Hudson Gas and Electric Corporation; Consolidated Edison Company of New York, Inc.; New York State Electric and Gas Corporation; Orange and Rockland Utilities, Inc. and Rochester Gas and Electric Corporation. The PSC has commenced separate, company-specific proceedings to address these submittals, and the Company has sought permission to intervene in each.

The Electric Industry - Federal Regulatory Issues

In April 1996, in response to its Notice of Proposed Rulemaking (NOPR) issued in March 1995, the Federal Energy Regulatory Commission (FERC) issued two orders relating to the development of competitive wholesale electric markets.

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

Order 888 required utilities to file open access tariffs under which they would provide transmission services, comparable to that which they provide themselves, to third parties on a non-discriminatory basis. Additionally, utilities must use these same tariffs for their own wholesale sales. The Company filed its open access tariff in July 1996. On September 25, 1996, the FERC ordered Rate Hearings on 28 utility transmission tariffs, including the Company's. The Order indicated that, on the basis of a preliminary review, the FERC was not satisfied that the rates were just and reasonable.

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

It is not possible to predict the amount of stranded costs, if any, that the Company would be unable to recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71", could then require a significant write-down of assets, the amount of which cannot presently be determined.

Notwithstanding the outcome of the state and federal regulatory proceedings, or any other state action, the Company believes that, among other obligations, New York State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

LONG ISLAND POWER AUTHORITY PROPOSED PLAN

For information regarding the Long Island Power Authority (LIPA) Proposed Plan, see the Company's Form 10-Q for the three months ended March 31, 1996, and Note 10 of Notes to Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

FORWARD-LOOKING STATEMENTS

This three month report on Form 10-Q and the documents incorporated by reference contain statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include state and federal regulatory rate proceedings, competition, the LIPA Proposed Plan, certain environmental matters as well as such other factors as set forth in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, and all documents subsequently filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On November 4, 1996, the New York State Supreme Court, Suffolk County, ruled that the Town of Brookhaven has over assessed the Shoreham Nuclear Power Station for the years 1984-1992. According to preliminary estimates by Company officials, the overpayment of taxes is approximately $500 million plus interest. The assessments in this ruling should also result in a refund of approximately $260 million plus interest for payments-in-lieu-of taxes (PILOTs) for the years 1992-1996. Pursuant to the 1989 Settlement, the Company agreed to fund the PILOTs that LIPA is required to make to the municipalities that impose real property taxes on Shoreham.

The overpayment of taxes and PILOTs, plus interest, are expected to be returned to the Company and such amounts, excluding litigation costs, will be used to reduce electric rates in the future. However, the court's ruling is subject to appeal and, as a result, the Company is unable to determine the amount and timing of receipt of the refunds. For a discussion of the refund received by the Company in the first phase of this tax certiorari proceeding see Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS

            Exhibit 27 - Financial Data Schedule UT for the nine-month period ended September 30, 1996.

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



                                          LONG ISLAND LIGHTING COMPANY
                                          (Registrant)


                                          By  /S/   ANTHONY NOZZOLILLO
                                          ----------------------------
                                                 ANTHONY NOZZOLILLO
                                            Senior Vice President and
                                            Principal Financial Officer


Dated:  November 14, 1996

                                 EXHIBIT INDEX
                                 -------------


                                                                   PAGE NO.
                                                                   --------

Exhibit 27 - Financial Data Schedule UT
for the nine-month period ended September 30, 1996                    26