Form 10-K
period 1996-12-31
LONG ISLAND LIGHTING CO
filed 1997-02-06
CIK 60251

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                       TITLE OF EACH CLASS SO REGISTERED:


Common Stock ($5 par)


Preferred Stock ($100 par, cumulative):
Series B, 5.00%         Series E, 4.35%       Series I, 5 3/4%, Convertible
Series D, 4.25%         Series CC, 7.66%


Preferred Stock ($25 par, cumulative):
Series AA, 7.95%        Series GG, $1.67      Series QQ, 7.05%
                        Series NN, $1.95


General and Refunding Bonds:
8 3/4% Series Due 1997    8 5/8% Series Due 2004    9 3/4% Series Due 2021
7 5/8% Series Due 1998     8.50% Series Due 2006    9 5/8% Series Due 2024
 7.85% Series Due 1999     7.90% Series Due 2008


Debentures:
 7.30% Series Due 1999     7.05% Series Due 2003     8.90% Series Due 2019
 7.30% Series Due 2000     7.00% Series Due 2004     9.00% Series Due 2022
 6.25% Series Due 2001    7.125% Series Due 2005     8.20% Series Due 2023
                           7.50% Series Due 2007

      NAME OF EACH EXCHANGE ON WHICH EACH CLASS IS REGISTERED: The New York Stock Exchange and the Pacific Stock Exchange are the only exchanges on which the Common Stock is registered. The New York Stock Exchange is the only exchange on which certain of the other securities listed above are registered.

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the Company at December 31, 1996 was $2,672,275,023. The aggregate market value of Preferred Stock held by non-affiliates of the Company at December 31, 1996, established by Lehman Brothers based on the average bid and asked price, was $675,542,820.

  COMMON STOCK ($5 PAR) - SHARES OUTSTANDING AT DECEMBER 31, 1996: 120,780,792

      The Company's definitive proxy statement, for its Annual Meeting of Shareowners to be held on May 8, 1997 has been incorporated by reference into
Part III of this Form 10-K to provide information required in Item 10 (Directors and Executive Officers of the Company) as to Directors, Item 11 (Executive
Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).

                                Table of Contents


ABBREVIATIONS...........................................................iii

                                     PART I

ITEM 1.     BUSINESS....................................................  1
            The Company.................................................  1
            Territory...................................................  1
            Segments of Business........................................  1
            Employees...................................................  1
            Regulation and Accounting Controls..........................  2
            Merger Agreement with The Brooklyn Union Gas Company........  2
            Competitive Environment.....................................  4
            Electric Operations.........................................  5
                 General................................................  5
                 System Requirements, Energy Available and Reliability..  6
                 Energy Sources.........................................  6
                     Oil  ..............................................  6
                     Natural Gas........................................  7
                     Nuclear............................................  7
                     Purchased Power....................................  7
                     Interconnections...................................  8
                 Conservation Services..................................  8
                 The 1989 Settlement....................................  8
                 Electric Rates.........................................  8
            Gas Operations..............................................  9
                 General................................................  9
                 Gas System Requirements................................  9
                     Peak Day Capability................................ 10
                     Transportation .................................... 10
                     Storage............................................ 10
                     Cogen/IPP Deliveries............................... 10
                     Peak Shaving....................................... 11
                     Firm Gas Supply.................................... 11
                 Gas Rates.............................................. 11
                 Recovery of Transition Costs........................... 11
                 Natural Gas Vehicles................................... 12
            Environmental Matters....................................... 12
                 General................................................ 12
                 Air ................................................... 13
                 Water.................................................. 15
                 Land................................................... 16
                 Nuclear Waste.......................................... 20
            The Company's Securities.................................... 21
                 General................................................ 21
                 The G&R Mortgage....................................... 21
                 Unsecured Debt......................................... 22
                 Equity Securities...................................... 22
                     Common Stock....................................... 22
                     Preferred Stock.................................... 23
                     Preference Stock................................... 23
            Executive Officers of the Company........................... 23
            Capital Requirements, Liquidity and Capital Provided........ 28

ITEM 2.     PROPERTIES.................................................. 29

ITEM 3.     LEGAL PROCEEDINGS........................................... 29
            Shoreham.................................................... 29
            Environmental............................................... 30
            Human Resources............................................. 31
            Other Matters............................................... 32

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 33

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS......................................... 34

ITEM 6.     SELECTED FINANCIAL DATA..................................... 35

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS................................... 40

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 66
            Balance Sheet............................................... 67
            Statement of Income......................................... 69
            Statement of Cash Flows..................................... 70
            Statement of Retained Earnings.............................. 71
            Statement of Capitalization................................. 71
            Notes to Financial Statements............................... 73
            Report of Independent Auditors............................. 111

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES...................................112

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............ 112

ITEM 11.    EXECUTIVE COMPENSATION..................................... 112

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................. 112

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 112

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K................................................... 113
                 List of Financial Statements.......................... 113
                 List of Financial Statement Schedules................. 113
                 List of Exhibits...................................... 114
                 Reports  on  Form  8-K................................ 119
                 SCHEDULE II .......................................... 120

SIGNATURES  ........................................................... 121

                                  ABBREVIATIONS

            The  following  abbreviations  are  sometimes  used in  this  Annual
Report.


ACO.................... Administrative Consent Order
AFC.................... Allowance For Funds Used During Construction
ALJ.................... Administrative Law Judge
BFC.................... Base Financial Component
BVPA................... Bondable Value of Property Additions
DEC.................... New York State Department of Environmental Conservation
DOE.................... United States Department of Energy
DOL.................... New York State Department of Law
DSM.................... Demand Side Management
Dth.................... Dekatherms (Approx. One Thousand Cubic Feet of Gas)
EFRBs.................. Electric Facilities Revenue Bonds
EMF.................... Electromagnetic Fields
EPA.................... United States Environmental Protection Agency
ERISA.................. Employee Retirement Income Security Act of 1974
FCA.................... Fuel Cost Adjustment
FERC................... Federal Energy Regulatory Commission
FMC.................... Fuel Moderation Component
FRA.................... Financial Resource Asset
G&R Bonds.............. General and Refunding Bonds
G&R Mortgage........... General and Refunding Indenture dated as of June 1, 1975
GAAP................... Generally Accepted Accounting Principles
GWh.................... Gigawatt Hour (One Million kWh)
IC..................... Internal Combustion
IDRBs.................. Industrial Development Revenue Bonds
IERP................... Integrated Electric Resource Plan
IPP.................... Independent Power Producers
ISO.................... Independent System Operator
kWh.................... Kilowatt hour
LIPA................... Long Island Power Authority
LRAC................... Long-Range Avoided Costs
LRPP................... LILCO Ratemaking and Performance Plan
MDA.................... Municipal Distribution Agency
MGP.................... Manufactured Gas Plant
MW..................... Megawatts (One Million Watts)
NEPA................... National Energy Policy Act of 1992
NGV.................... Natural Gas Vehicle
NMP2................... Nine Mile Point Nuclear Power Station, Unit 2
NMPC................... Niagara Mohawk Power Corporation
NOPR................... Notice of Proposed Rulemaking
NRC.................... Nuclear Regulatory Commission
NUG.................... Non-Utility Generator
NUSCO.................. Northeast Utilities Service Company
NYPA................... New York Power Authority
NYPP................... New York Power Pool
NYSERDA................ New York State Energy Research and Development Authority
PCB.................... Polychlorinated Biphenyls
PCRBs.................. Pollution Control Revenue Bonds
PILOTs................. Payments-in-lieu-of-taxes
PRP.................... Potentially Responsible Party
PSC.................... Public Service Commission of the State of New York
PURPA.................. Public Utility Regulatory Policies Act of 1978
QF..................... Qualified Facilities
RI/FS.................. Remedial Investigation and Feasibility Study
RMA.................... Rate Moderation Agreement
RMC.................... Rate Moderation Component
Shoreham............... Shoreham Nuclear Power Station
SFAS................... Statement of Financial Accounting Standards

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

Long Island Lighting Company (Company) was incorporated in 1910 under the Transportation Corporations Law of the State of New York and supplies electric and gas service in Nassau and Suffolk Counties and to the Rockaway Peninsula in Queens County, all on Long Island, New York. The mailing address of the Company is 175 East Old Country Road, Hicksville, New York 11801 and the general telephone number is (516)755-6650.

TERRITORY

The Company's service territory covers an area of approximately 1,230 square miles. The population of the service area, according to the Company's 1996 estimate, is 2.7 million persons, including approximately 98,000 persons who reside in Queens County within the City of New York. The 1996 population estimate reflects a 0.7% increase since the 1990 census.

Approximately 80% of all workers residing in Nassau and Suffolk Counties are employed within the two counties. In 1996 total non-agricultural employment in Nassau and Suffolk Counties increased by approximately 12,500 positions, an employment increase of 1.1%.

The Company serves approximately 1.03 million electric customers of which approximately 921,000 are residential. The Company receives approximately 49% of its electric revenues from residential customers, 48% from commercial/industrial customers and 3% from sales to other utilities and public authorities. The Company also serves approximately 460,000 gas customers, 412,000 of which are residential, accounting for 61% of its gas revenues, with the balance of the gas revenues made up by the commercial/industrial customers and off-system sales.

SEGMENTS OF BUSINESS

For information concerning the Company's electric and gas financial and operating results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996; Item 6, "Selected Financial Data" and Notes 3 and 12 of Notes to Financial Statements for the Year Ended December 31, 1996.

EMPLOYEES

As of December 31, 1996, the Company had 5,413 full-time employees, of which 2,241 belong to Local 1049 and 1,292 belong to Local 1381 of the International Brotherhood of Electrical Workers. Effective February 14, 1996, the Company and these unions agreed upon contracts which will expire on February 13, 2001. The contracts provide, among other things, for wage increases totaling 15.5% over the term of the agreements.

REGULATION AND ACCOUNTING CONTROLS

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

New York law requires that all utilities be periodically audited to identify those aspects of their operations, if any, which are in need of improvement. During 1996, the Company completed the implementation of all improvements recommended in 1995 by the PSC as a result of their Internal Control Practices audit.

The Company is also subject, in certain of its activities, to the jurisdiction of the United States Department of Energy (DOE) and the Federal Energy Regulatory Commission (FERC). In addition to accounting jurisdiction, the FERC has jurisdiction over rates that the Company may charge for the sale of electric energy for resale in interstate commerce, including rates the Company charges for electricity sold to municipal electric systems within the Company's territory, and for the transmission, through the Company's system, of electric energy to other utilities or certain industrial customers. It is in the exercise of this jurisdiction over transmission that the FERC has issued two orders relating to the development of competitive wholesale electric markets. For a discussion of these FERC Orders, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996 under the heading "Competitive Environment." The FERC also has some jurisdiction over a portion of the Company's gas supplies and substantial jurisdiction over transportation to the Company of its gas supplies.

Operation of Nine Mile Point Nuclear Power Station, Unit 2 (NMP2) a nuclear facility in which the Company has an 18% interest, is subject to regulation by the Nuclear Regulatory Commission (NRC).

MERGER AGREEMENT WITH THE BROOKLYN UNION GAS COMPANY

On December 29, 1996, the Company and The Brooklyn Union Gas Company (Brooklyn Union) entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the companies will be merged in a transaction that will result in the formation of a new holding company. The new holding company, which has not yet been named, will serve approximately 2.2 million customers and have revenues of more than $4.5 billion. The merger is expected to be accomplished through a tax-free exchange of shares and accounted for as a pooling of interests.

The description of the Share Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Share Exchange Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1996.

The proposed transaction, which has been approved by both companies' boards of directors, would unite the resources of the Company with the resources of Brooklyn Union. Brooklyn Union, with approximately 3,300 employees, distributes natural gas at retail, primarily in a territory of approximately 187 square miles which includes the boroughs of Brooklyn and Staten Island and two-thirds of the borough of Queens, all in New York City. Brooklyn Union has energy-related investments in gas exploration, production and marketing in the United States and Canada, as well as energy services in the United States, including cogeneration products, pipeline transportation and gas storage.

Under the terms of the proposed transaction, the Company's common shareowners will receive .803 shares (the Ratio) of the new holding company's common stock for each share of the Company's common stock that they currently hold. Brooklyn Union common shareowners will receive one share of common stock of the new holding company for each common share of Brooklyn Union they currently hold. Shareowners of the Company will own approximately 66% of the common stock of the new holding company while Brooklyn Union shareowners will own approximately 34%. The proposed transaction will have no effect on either company's debt issues or outstanding preferred stock.

The Share Exchange Agreement contains certain covenants of the parties pending the consummation of the transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels and may not issue capital stock beyond certain limits. The Share Exchange Agreement also contains restrictions on, among other things, charter and by-law amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions. Accordingly, the Company's ability to engage in certain activity described herein may be limited or prohibited by the Share Exchange Agreement.

Upon completion of the merger, Dr. William J. Catacosinos will become chairman and chief executive officer of the new holding company; Mr. Robert B. Catell, currently chairman and chief executive officer of Brooklyn Union, will become president and chief operating officer of the new holding company. One year after the closing, Mr. Catell will succeed Dr. Catacosinos as chief executive officer, with Dr. Catacosinos continuing as chairman. The board of directors of the new company will be composed of 15 members, six from the Company, six from Brooklyn Union and three additional persons previously unaffiliated with either company and jointly selected by them.

The companies will continue their respective current dividend policies until the closing, consistent with the provisions of the Share Exchange Agreement. It is expected that the new holding company's dividend policy will be determined prior to closing.

The merger is conditioned upon, among other things, the approval of the merger by the holders of two-thirds of the outstanding shares of common stock of both the Company and Brooklyn Union and the receipt of all required regulatory approvals. The Company is unable to determine when or if all required approvals will be obtained.

In 1995, the Long Island Power Authority (LIPA), an agency of the State of New York (NYS), was requested by the Governor of NYS to develop a plan, pursuant to its authority under NYS law, to provide an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property tax payers on Long Island.

The Share Exchange Agreement contemplates that discussions, which are currently in progress, will continue with LIPA to arrive at an agreement mutually acceptable to the Company, Brooklyn Union and LIPA, pursuant to which LIPA would acquire certain assets or securities of the Company, the consideration for which would inure to the benefit of the new holding company. In the event that such a transaction is completed, the Ratio would become .880. In connection with discussions with LIPA, LIPA has indicated that it may exercise its power of eminent domain over all or a portion of the Company's assets or securities, in order to achieve its objective of reducing current electric rates, if a negotiated agreement cannot be reached. The Company is unable to determine when or if an agreement with LIPA will be reached, or what action, if any, LIPA will take if such an agreement is not reached.

COMPETITIVE ENVIRONMENT

A discussion of the competitive issues the Company faces appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 11 of Notes to Financial Statements for the Year Ended December 31, 1996.

ELECTRIC OPERATIONS

GENERAL

The Company's system energy requirements are supplied from sources located both on and off Long Island.

The following table indicates the 1996 summer capacity of the Company's steam generation facilities, Internal Combustion (IC) Units and other generation facilities as reported to the New York Power Pool (NYPP) in December 1996:

--------------------------------------------------------------------------------

LOCATION OF UNITS        DESCRIPTION          FUEL          UNITS            MW

COMPANY OWNED

Northport, L.I.          Steam Turbine        Dual*            2            778
                                              Oil              2            754

Port Jefferson, L.I.     Steam Turbine        Dual*            1            191
                                              Oil              1            191

Glenwood, L.I.           Steam Turbine        Gas              2            218

Island Park, L.I.        Steam Turbine        Dual*            2            386

Far Rockaway, L.I.       Steam Turbine        Dual*            1            109

Throughout L.I.          IC Units             Dual*           12            279
                                              Oil             30          1,072

JOINTLY OWNED

NMP2 (18% Share)
Oswego, New York         Steam Turbine        Nuclear          1            206


OWNED BY THE NEW
YORK POWER AUTHORITY

Holtsville, L.I.         Combined Cycle       Dual*            1            142
                                                              --          -----
       Total                                                  55          4,326
                                                              ==          =====

--------------------------------------------------------------------------------
     *Dual - Oil or natural gas.

Additional generating facilities owned by others, such as independent power producers (IPPs) and cogenerators located on Long Island and investor-owned and public electric systems located off Long Island, provide the balance of the Company's energy supplies.

The maximum demand on the Company's system was 4,077 Megawatts (MW) on August 4, 1995, representing 84% of the total available capacity of

4,873 MW on that day, which included 713 MW of firm capacity purchased from other sources. By agreement with the NYPP, the Company is required to maintain, on a monthly basis, an installed and contracted firm power reserve generating capacity equal to at least 18% of its actual peak load. The Company continues to meet this NYPP requirement.

SYSTEM REQUIREMENTS, ENERGY AVAILABLE AND RELIABILITY

In 1996, system kilowatt hour (kWh) energy requirements on the Company's system were 0.5% lower than in 1995. The Company forecasts increases of 1.5% and 2.6%, relative to 1996's experience in system energy requirements for the years 1997 and 1998, respectively. For the period 1999-2008, the Company forecasts an average annual growth rate in system energy requirements of 1.0%. Based on projections of peak demand for electric power the Company believes it will need to acquire additional generating or demand-side resources starting in 1998 in order to maintain satisfactory electric supply reliability. The Company's Integrated Electric Resource Plan (IERP), issued in 1996, recommends a combination of a peak load reduction demand-side management program and a capacity purchase as the most economical method of meeting this need. The IERP projects that additional electric generating capacity will need to be installed on Long Island to meet peak demand in the summer of 2001. It is anticipated that such additional capacity would be acquired through a competitive bidding process.

The percentages of total energy available by type of fuel for electric operations for the years 1996, 1995 and 1994 were as follows:

FUEL MIX                                               (BASED ON MW HOURS)
--------------------------------------------------------------------------------
                          1996                 1995                 1994
--------------------------------------------------------------------------------
Oil                         24%                  17%                  25%
Natural Gas                 25                   36                   23
Nuclear (NMP2)               9                    7                    9
Purchased Power             42                   40                   43
--------------------------------------------------------------------------------
Total                      100%                 100%                 100%
================================================================================

ENERGY SOURCES

The total energy provided by oil and natural gas is generated on the Company's own system, while the nuclear generation is provided by NMP2. The total energy provided by purchased power is described below.

OIL
The availability and cost of oil used by the Company is affected by factors beyond its control such as the international oil market, environmental regulations, conservation measures and the availability of alternative fuels. In order to reduce the impact of the above factors on the Company's operations, the Company, over the past several years, has refitted the majority of its steam generation units enabling them to burn oil or natural gas, whichever is more economical and consistent with seasonal environmental requirements. Oil consumption in barrels for the years 1996, 1995 and 1994 was 7.1 million, 5.2 million and 7.5 million, respectively. The Company's fuel oil is supplied principally by five suppliers.

NATURAL GAS
Eight of the Company's eleven steam generating units have the capability of burning natural gas. Six of these units are dual fired and are capable of burning either oil or natural gas. This enables the Company to burn the most cost efficient fuel, consistent with seasonal environmental requirements, thereby reducing the Company's generation costs. In 1996, the Company completed the first of two planned conversions to dual firing at its Port Jefferson Power Station. The second conversion has a projected completion date of May 1997. Gas consumption for electric generation in 1996 was 50.2 million dekatherms (Dth) compared to 69.8 million Dth in 1995. In 1996 and 1995, 52% and 67% respectively of the energy generated by the Company's steam and internal combustion units was produced by burning natural gas.

NUCLEAR
The Company holds an 18% interest in NMP2, an 1143 MW nuclear generating unit near Oswego, New York, which is operated by Niagara Mohawk Power Corporation
(NMPC). The cotenants of NMP2, in addition to the Company, are NMPC (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric
Corporation (14%) and Central Hudson Gas & Electric Corporation (9%). During 1996, NMP2 operated at 87.1% of its capacity, including a scheduled refueling outage. Excluding this outage, the plant operated at 96.6% of capacity during the year.

PURCHASED POWER
The Company strives to provide its customers with the most economical energy available to keep electric rates as low as possible. Often, this energy is generated more economically at power plants within other electric systems and transmitted to the Company through its interconnections. In addition, the Company is required to purchase energy from sources located within its service territory including the New York Power Authority (NYPA) Holtsville facility, IPPs and cogenerators. IPPs and cogenerators located within the Company's service territory provided approximately 196 MW of capacity to the Company in 1996. Capacity from these sources is expected to remain at approximately the same level in 1997.

In 1996, 1995 and 1994, IPPs, cogenerators and the NYPA Holtsville facility provided 16.1%, 16.3% and 13.5%, respectively, of the total energy made available by the Company. The Company does not expect any new major IPPs or cogenerators to be built on Long Island in the foreseeable future. Among the reasons supporting this conclusion is the Company's belief that the market for IPPs and cogenerators to provide power to the Company's remaining commercial and industrial customers is small. Furthermore, under federal law, the Company is required to buy energy from qualified producers at the Company's long-range avoided costs. Current long-range avoided cost estimates for the Company have significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company and with existing IPPs. For additional information respecting competitive issues facing the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996 under the heading "Competitive Environment."

INTERCONNECTIONS
Five interconnections allow for the transfer of electricity between the Company and members of the NYPP and the New England Power Pool. Energy from these sources is transmitted pursuant to transmission agreements with NMPC, NYPA, Northeast Utilities Service Company (NUSCO), a co-owner of one of these interconnections, and Consolidated Edison Company of New York, Inc. (Con Edison) and displaces energy that would otherwise be generated on the Company's system at a higher cost. The capacity of these interconnections is utilized for Company requirements including the transmission of the Company's share of power from NMP2, the requirements of Con Edison, a co-owner with the Company of three of these interconnections, and the requirements on Long Island of NYPA, the owner of one of these interconnections.

CONSERVATION SERVICES

A  discussion  of  conservation   services  appears  in  Item  7,  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996.

THE 1989 SETTLEMENT

In February 1989, the Company and the State of New York entered into the 1989 Settlement resolving certain issues relating to the Company and providing, among other matters, for the financial recovery of the Company and for the transfer of the Shoreham Nuclear Power Station (Shoreham) to LIPA for its subsequent decommissioning.

A discussion of the 1989 Settlement and Shoreham decommissioning appears in Note 2 of Notes to Financial Statements for the Year Ended December 31, 1996.

ELECTRIC RATES

A discussion of electric rates appears in Note 3 of Notes to Financial Statements for the Year Ended December 31, 1996.

GAS OPERATIONS

GENERAL

In 1996, the Company actively participated in proceedings before the FERC in an effort to mitigate any adverse impact that filings by interstate pipeline companies might have on the Company's gas customers as well as to improve operational tariffs. The Company also actively participated in the proceedings before the PSC which established the framework for a new competitive natural gas marketplace within the State of New York.

In response to changes in federal and state regulations that have "unbundled" traditional pipeline services in order to promote competition in the gas supply and gas services market, the Company implemented its NaturalChoice(sm) firm transportation program in April 1996. Under NaturalChoice(sm), customers may purchase natural gas from qualified suppliers other than the Company. The Company continues to provide NaturalChoice(sm) customers with all gas services provided to traditional sales customers except for the procurement and sale of gas. These services include the local transportation of gas, meter reading and billing, equipment maintenance and emergency response. The Company's profit margins have not been impacted by this new program as the Company collects from these customers all costs associated with providing its service, including operating the gas system.

As of December 31, 1996, there were approximately 1,400 NaturalChoice(sm) customers with annual requirements of approximately 2,110,000 Dth or 3% of the Company's gas system requirements.

The Company continues to aggressively pursue non-traditional markets in order to enhance earnings, through the sale of its gas products and services off-system. Revenue from these non-traditional markets increased to approximately $46 million for 1996 compared to $24 million for 1995.

GAS SYSTEM REQUIREMENTS

The Company had 460,000 firm gas customers at December 31, 1996, including 286,000 gas space heating customers, an increase of approximately 20,000 gas space heating customers over the past three years. The Company's penetration in the space heating market within its service territory is approximately 28%.

Total firm sales for 1996, when normalized for weather, increased approximately 1.4% over 1995. The maximum daily sendout experienced on the Company's gas system was 585,227 Dth on January 19, 1994, representing 83% of the Company's per day capability at that time. The forecasted maximum daily sendout for the 1996-97 winter season (November 1 - March 31) is approximately 629,000 Dth, or 81% of the Company's per day capability.

PEAK DAY CAPABILITY

The Company has firm gas peak day capability in excess of its projected 1996-97 winter season gas customer and off-system sales requirements. Firm capability is summarized in the following portfolio:

------------------------------------------------------------------------------
                                                        Dth         % of
                                                     per day        Total
------------------------------------------------------------------------------

Transportation                                       276,000         36%

Storage                                              301,000         39

Cogen/IPP Deliveries                                  72,000          9

Peak Shaving                                         123,000         16
------------------------------------------------------------------------------

Total                                                772,000        100%
==============================================================================



TRANSPORTATION
The Company has available under firm contract 276,000 Dth per day of year-round and seasonal pipeline transportation capacity which is provided by four interstate pipeline companies including the Iroquois Gas Transmission System. The Company, through its wholly owned subsidiary, LILCO Energy Systems, Inc., is a general partner in the Iroquois pipeline with an equity share of 1%.

STORAGE
In order to meet higher winter demand, the Company also has long-term firm market area storage services in the Pennsylvania and New York areas which provide a total maximum daily supply of 301,000 Dth per day, with a total capacity of 23,745,000 Dth for the winter period. Of these totals, 7,000 Dth per day and a total capacity of 1,211,000 Dth is provided by a gas storage field in upstate New York operated by Honeoye Storage Corporation (Honeoye). The Company currently owns 23- 1/3% of the common stock of Honeoye. The Company has given a notice of contract termination effective March 31, 1997, as the Company has sufficient capacity to meet expected system requirements.

In order to provide the Company with greater security of supply and enhanced operational flexibility in meeting peak-day requirements, the Company also contracts for production area storage capacity in Louisiana and Mississippi. The Company has no incremental firm pipeline transportation capacity for these supplies.

COGEN/IPP DELIVERIES
The Company has contract rights with NYPA to receive a total of 900,000 Dth during any continuous 100-day period between November 1 and March 31 of each winter season at a daily rate not to exceed 31,000 Dth per day. Also, the Company has contract rights with Nissequogue Cogen facility to receive a total of up to 330,000 Dth for 30 days during each winter season at a daily rate not to exceed 11,000 Dth per day.

Starting in the 1996-97 winter, the Company has contract rights with the Brooklyn Navy Yard Cogen facility to receive a total of approximately 576,000 Dth during the November 1 - March 31 period at a rate of approximately 30,000 Dth per day.

In addition, the Company has the right to request 812,000 Dth in the winter period from TBG Cogen facility with the obligation to return the quantities in kind during the following summer period.

PEAK SHAVING
The Company has its own peak shaving supplies to meet its requirements on excessively cold winter days. They include a liquefied natural gas plant with a storage capacity of approximately 600,000 Dth of gas and vaporization facilities which provide approximately 103,000 Dth per day to the peak-day capability of the Company's system. In addition, the Company has propane facilities that produce 20,000 Dth per day of peak shaving with a storage capacity of approximately 100,000 Dth.

FIRM GAS SUPPLY
The Company has approximately 212,000 Dth per day of firm supplies that are transported under its firm pipeline transportation capacity. About 83,000 Dth per day is Canadian and 129,000 Dth per day is domestic. Included in the long-term firm Canadian gas is about 3,000 Dth per day of gas contracted with Boundary Gas, Inc. (Boundary). The Company owns 2.7% of the common stock of Boundary, a corporation formed with 14 other gas utility companies to act as a purchasing agent for the importation of natural gas from Canada. The Company also purchases various quantities of market priced gas in both the seasonal and monthly spot markets that is transported under firm and interruptible transportation agreements.

The Company has entered into long-term supply contracts at commodity rates that are market based. The Company has no fixed price supply contracts. Certain of these contracts have minimum annual take or pay arrangements and/or annual supply demand charges associated with them.

GAS RATES

A discussion of gas rate matters appears in Note 3 of Notes to Financial Statements for the Year Ended December 31, 1996.

RECOVERY OF TRANSITION COSTS

Transition costs are the costs associated with unbundling the pipeline companies' merchant services in compliance with FERC Order No. 636. They include pipeline companies' unrecovered gas costs and the costs that pipelines incur as a result of reforming or terminating their gas supply contracts. In order to recover transition costs, pipeline companies must demonstrate to the FERC that such costs were attributable to Order No. 636 and that they were prudently incurred. While the Company has challenged, on both eligibility and prudence grounds, its supplier pipelines' efforts to recover their claimed transition costs, the Company estimates that it will be responsible for total transition costs of approximately $9 million. As of December 31, 1996, the Company has collected $8 million of these transition costs from its gas customers.

NATURAL GAS VEHICLES

An area being pursued by the Company is the Natural Gas Vehicle (NGV) market. Long Island was recently designated a Clean City by the U.S. Department of Energy, increasing access to available federal funds. The Clean Cities Coalition is a partnership of public and private entities, committed to the promotion and use of alternate fuel vehicles. In addition to company-owned NGV fueling stations in Hicksville and Brentwood, the Metropolitan Transportation Authority/Long Island Bus completed construction of a fueling station capable of refueling their entire fleet. Long Island Bus will add over 120 compressed natural gas buses to their existing fleet by July 1997 and has contracted with the Company for the supply of the required gas which is estimated to be approximately 335,000 Dth per year when fully operational.

ENVIRONMENTAL MATTERS

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

Laws which may impose such potential liabilities include (but are not limited to) the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), the federal Resource Conservation and Recovery Act of 1976, the federal Toxic Substances Control Act, the federal Clean Water Act (CWA), and the federal Clean Air Act (CAA).

Capital expenditures for environmental improvements and related studies amounted to approximately $2.4 million in 1996 and, based on existing information, are expected to be $1.9 million in 1997. These expenditures do not include the approximately $30 million that the Company expects to spend for the cost of conversions to dual firing capability at the Port Jefferson Power Station which are also an essential element of the Company's environmental compliance strategy. It is not possible to ascertain with certainty if or when the various required governmental approvals for which applications have been made will be issued, or whether, except as noted below, additional facilities or modifications of existing or planned facilities will be required or, generally, what effect existing or future controls may have upon Company operations. Except as set forth below and in Item 3 - "Legal Proceedings," no material proceedings have been commenced or, to the knowledge of the Company, are contemplated by any federal, state or local agency against the Company, nor is the Company a defendant in any material litigation with respect to any matter relating to the protection of the environment.

RECOVERABILITY OF ENVIRONMENTAL COSTS

The Company believes that none of the environmental matters, discussed below, will have a material adverse impact on the Company's financial position, cash flows or results of operations. In addition, the Company believes that all significant costs incurred with respect to environmental investigation and remediation activities, not recoverable from insurance carriers, will be recoverable through rates.

AIR

Federal, state and local regulations affecting new and existing electric generating plants govern emissions of sulfur dioxide (SO2), nitrogen oxides
(NOX), particulate matter, and, potentially in the future, fine particulate matter (aerosols of SO2), hazardous air pollutants and carbon dioxide (CO2).

SULFUR DIOXIDE REQUIREMENTS

The laws governing the sulfur content of the fuel oil being burned by the Company in compliance with the United States Environmental Protection Agency
(EPA) approved Air Quality State Implementation Plan (SIP) are administered by the New York State Department of Environmental Conservation (DEC). The Company does not expect to incur any costs to satisfy the 1990 amendments to the federal CAA with respect to the reduction of SO2 emissions, since the Company already uses natural gas and oil with acceptably low levels of sulfur as boiler fuels. These fuels also result in reduced vulnerability to any future fine particulate standards implemented in the form of stringent sulfur dioxide emission limits. The Company's use of low sulfur fuels has resulted, and will continue to result in approximately 70,000 excess SO2 allowances per year through the year 1999. The Company applies the proceeds, resulting from sales of excess SO2 allowances, as a reduction to the Rate Moderation Component (RMC) balance, as more fully discussed in Note 3 of Notes to Financial Statements.

NITROGEN OXIDES REQUIREMENTS

Due to the Company's program of cost effective emission reductions, including the optimization of natural gas firing ability at almost all the steam electric generating stations, the Company had the lowest NOX emissions of all the utilities in New York State in 1996 and 1995.

Since the Company's generating facilities are located within a CAA Amendment designated ozone non-attainment area, they are subject to NOx reduction requirements which are being implemented in three phases. Phase I was completed in 1995, Phase II and Phase III will be completed in 1999 and 2003, respectively.

The Company is currently in compliance with Phase I NOx reduction requirements and in 1996 spent approximately $200,000 on Phase II reduction projects. It is estimated that additional expenditures of less than $1 million will be required to meet Phase II NOx reduction requirements. Subject to requirements that are expected to be promulgated in forthcoming regulations, the Company estimates that it may be required to spend an additional $44 million by the year 2003 to meet Phase III NOx reduction requirements. These expenditures may be reduced if further contemplated gas conversions to dual fired capability at the Company's Northport facility are implemented.

CONTINUOUS EMISSION MONITORING

The Company  spent  $100,000  in 1996 for  software  upgrades to the  Continuous
Emissions Monitoring Systems at the Company's steam electric generating stations. Additional software and equipment upgrades, which are not expected to exceed approximately $3 million, may be required by 1999 at all generating facilities in order to meet EPA requirements under development for the NOx allowance program.

HAZARDOUS AIR POLLUTANTS

Utility boilers are presently exempt from regulation as sources of hazardous air pollutants until the EPA completes a study of the risks, if any, to public health reasonably anticipated to occur as a result of emissions by electric generating units. The EPA is expected to make a determination concerning the need for control of hazardous air pollutants from utility facilities in 1998. Until such determination is made by the EPA, the Company cannot fully ascertain what, if any, costs will be incurred for the control of hazardous air pollutants.

However, after the expenditure of approximately $800,000 in 1996 and the planned spending of $1.7 million for the period 1997-1999, for electrostatic precipitator upgrades, and with the maximization of clean burning natural gas as the primary fuel, hazardous air pollutant regulations, if enacted, should not impose any additional control requirements for the Company's facilities.

CARBON DIOXIDE REQUIREMENTS

CO2 emissions from the Company's plants have been reduced by 50% since 1989, making the plants less vulnerable to future CO2 reduction requirements.

ELECTROMAGNETIC FIELDS

Electromagnetic fields (EMF) occur naturally and also are produced wherever there is electricity. These fields exist around power lines and other utility equipment. The Company is in compliance with all applicable regulatory standards and requirements concerning EMF. The Company also monitors scientific developments in the study of EMF, has contributed to funding for research efforts, and is actively involved in customer and employee outreach programs to inform the community of EMF developments as they occur. Although an extensive body of scientific literature has not shown an unsafe exposure level or a causal relationship between EMF exposure and adverse health effects, concern over the potential for adverse health effects will likely continue without final resolution for some time.

To date, the Company has not been involved in any matter that alleged a causal relationship. However, four residential property owners have initiated separate lawsuits against the Company alleging that the existence of EMF has diminished the value of their homes. These actions, which were dormant during 1996, are in the preliminary stages of discovery and their outcome is uncertain.

WATER

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

In 1996, the Company spent $1.2 million to upgrade its waste water treatment facilities and for other measures designed to protect surface and ground water quality, and expects to spend an additional $1.0 million in the years 1997-2000.

LONG ISLAND SOUND TRANSMISSION CABLES

During 1996, the Connecticut Department of Environmental Protection (DEP) issued a modification to an Administrative Consent Order (ACO) previously issued in connection with an investigation of an electric transmission cable system located under the Long Island Sound (Sound Cable) that is jointly owned by the Company and the Connecticut Light and Power Company (Owners). The modified ACO requires the Owners to submit to the DEP and DEC a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement and environmental impacts associated with leaks of fluid into the Long Island Sound, which have occurred from time to time. The Company continues to compile required information and coordinate the activities necessary to perform these studies and, at the present time is unable to determine the costs it will incur to complete the requirements of the modified ACO or to comply with any additional requirements.

Previously, the U.S. Attorney for the District of Connecticut had commenced an investigation regarding occasional releases of fluid from the Sound Cable, as well as associated operating and maintenance practices. The Owners have provided the U.S. Attorney with all requested documentation. The Company believes that all activities associated with the response to occasional releases from the Sound Cable were consistent with legal and regulatory requirements.

In addition, during 1996 the Long Island Soundkeeper Fund, a non-profit organization, filed a suit against the Owners of the Sound Cable in Federal District Court in Connecticut alleging that the Sound Cable fluid leaks constitute unpermitted discharges of pollutants in violation of the CWA and that such pollutants present a threat to the environment and public health. The suit seeks, among other things, injunctive relief prohibiting the Owners from continuing to operate the Sound Cable in alleged violation of the CWA and civil penalties of $25,000 per day for each violation from each of the Owners.

In December 1996, a barge, owned and operated by a third party, dropped anchor, causing extensive damage to the Sound Cable and a release of dielectric fluid into the Long Island Sound. Temporary clamps and leak abaters have been placed on the cables which have stopped the leaks. Permanent repairs are expected to be undertaken in the late spring of 1997. The preliminary estimate of the cost of these repairs is $15 million. The Company intends to seek recovery from third parties for costs incurred by the Company as a result of this incident. The timing and amount of recovery, if any, cannot yet be determined. In addition, the Owners maintain insurance coverage for the Sound Cable which the Company believes will be sufficient to cover any repair costs. In any event, any costs not reimbursed by a third party or covered by insurance will be shared equally by the Owners.

LAND

Superfund imposes joint and several liability, regardless of fault, upon generators of hazardous substances for costs associated with environmental cleanup activities. Superfund also imposes liability for remediation of pollution caused by historical acts which were lawful at the time they occurred.

In the course of the Company's ordinary business operations, the Company is involved in the handling of materials that are deemed to be hazardous substances under Superfund. These materials include asbestos, metals, certain flammable and organic compounds and dielectric fluids containing polychlorinated biphenyls
(PCBs). Other
hazardous substances may be handled in the Company's operations or may be present at Company locations as a result of historical practices by the Company or its predecessors in interest. The Company has received notice concerning possible claims under Superfund or analogous state laws relating to a number of sites at which it is alleged that hazardous substances generated by the Company and other potentially responsible parties (PRPs) were deposited. A discussion of these sites is set forth below.

Estimates of the Company's allocated share of costs for investigative, removal, and remedial activities at these sites range from preliminary to refined and are updated as new information becomes available. In December 1996, the Company filed a complaint in the United States District Court for the Southern District of New York against 14 of the Company's insurers which issued general comprehensive liability (GCL) policies to the Company. The Company is seeking recovery under the GCL policies for the costs incurred to date and future costs associated with the clean-up of the Company's former manufactured gas plant
(MGP) sites and Superfund sites for which the Company has been named a PRP. The Company is seeking a declaratory judgment that the defendant insurers are bound by the terms of the GCL policies, subject to the stated coverage limits, to reimburse the Company for the clean up costs. The outcome of this proceeding cannot yet be determined.

SUPERFUND SITES

METAL BANK

The EPA has notified the Company that it is one of many PRPs that may be liable for the remediation of a licensed disposal site located in Philadelphia, Pennsylvania, and operated by Metal Bank of America. The Company and nine other PRPs, all of which are public utilities, entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS), which has been completed and is currently being reviewed by the EPA. Under a PRP participation agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS. The level of remediation required will be determined when the EPA issues its decision, but based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million.

The Company has recorded a liability of $1.1 million representing its estimated share of the additional cost to remediate this site based upon its 8.2% responsibility under the RI/FS.

SYOSSET

The Company and nine other PRPs have been named in a lawsuit where the Town of Oyster Bay (Town) is seeking indemnification for remediation and investigation costs that have been or will be incurred for a federal Superfund site in Syosset, New York, which served as a Town- owned and operated landfill dating back to the early 1930's. In a

Record of Decision issued in September 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $27 million. In an Administrative Consent Decree entered into between the EPA and the Town in December 1990, the Town agreed to undertake remediation at the site. The Company is participating in a joint PRP defense effort with nine other PRPs. Liability, if imposed, would be joint and several. While the outcome of this matter is not certain, based upon the Company's past experience in similar matters and the number and financial condition of the corporate defendants named in the litigation, the Company does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

PCB, INC.

The Company has also been named a PRP for disposal sites in Kansas City, Kansas, and Kansas City, Missouri. The two sites were used by a company named PCB, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, dielectric oils and materials containing PCBs. According to the EPA, the buildings and certain soil areas outside the buildings are contaminated with PCBs.

In 1994, the EPA requested certain of the large PRPs, which include several other utilities, to form a group, sign an ACO, and conduct a cleanup program for the sites under the Toxic Substances Control Act, or in the alternative, to perform a Superfund cleanup for the sites. The EPA has provided the Company with documents indicating that the Company was responsible for less than 1% of the materials that were shipped to the Missouri site. The EPA has not yet completed compiling the documents for the Kansas site. The Company intends to join a PRP Group which includes other utilities which has been organized for the purpose of developing and implementing acceptable cleanup programs for the sites. The Company is currently unable to determine its share of the cost to remediate these sites.

PORT WASHINGTON

In 1989, the EPA notified the Company that it was a PRP for a landfill in Port Washington, New York. The Company does not believe that it has contributed to the contamination of the site and has declined the EPA's requests to participate in the investigation and remediation activities at the property. The Company has not received further communications regarding this site.

LIBERTY

The EPA has notified the Company that it is a PRP in a Superfund site located in Farmingdale, New York. Industrial operations took place at this site for at least fifty years. The PRP group has claimed that the Company should absorb remediation expenses in the amount of approximately $100,000 associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is currently unable to determine its share of costs of remediation at this site.

MANUFACTURED GAS PLANT SITES

The DEC has required the Company and other New York State utilities to investigate and, where necessary, remediate their former MGP sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies produced manufactured gas. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products located at these sites.

The Company has entered into discussions with the DEC which may lead to the issuance of one or more ACOs regarding the management of environmental activities at these six properties. Although the exact amount of the Company's cleanup costs cannot yet be determined, based on the findings of investigations at two of these six sites, preliminary estimates indicate that it may cost approximately $51 million to investigate and remediate all of these sites through the year 2006. Accordingly, the Company has recorded a $35 million liability reflecting the present value of the future stream of payments to investigate and remediate these sites. The Company used a risk-free rate of 7.25% to discount this obligation. The Company believes that the PSC will provide for future recovery of these costs and has recorded a $35 million regulatory asset.

The Company is also evaluating its responsibilities with respect to several other former MGP sites that existed in its territory which it does not presently own. Research is underway to determine the existence and nature of operations and relationship, if any, to the Company or its predecessor companies.

INWOOD GAS HOLDER PROPERTY

The Company entered into an ACO with the DEC to remediate lead- contaminated soils at a former distribution gas holder site in Inwood, New York that contained a gas holder coated with lead paint. Remediation activities at this site were essentially complete at the end of 1996 at a cost of approximately $1.0 million.

NORTH HILLS LEAK

The Company has undertaken remediation of certain soil locations in North Hills, New York that were impacted by a release of insulating fluid from an electrical cable in August 1994. If additional remediation is required, the Company estimates that cleanup costs will not exceed $500,000. The Company has initiated cost recovery actions against the third parties it believes are responsible for causing the cable leak, the outcome of which are uncertain.

STORAGE FACILITIES

As a result of petroleum leaks from underground storage facilities and other historical occurrences, the Company is required to investigate and, in certain cases, remediate affected soil and groundwater conditions at several facilities within its service territory. The aggregate costs of such remediation work could be between $3 million and $5 million.

NUCLEAR WASTE

LOW LEVEL RADIOACTIVE WASTE

The federal Low Level Radioactive Waste Policy Amendment Act of 1985, requires states to arrange for the disposal of all low level radioactive waste generated within the state or, in the alternative, to contract for their disposal at an operating facility outside the state. As a result, New York State has stated its intentions of developing an in-state disposal facility due to the large volume of low level radioactive waste generated within the state and has committed to develop a plan for the management of such waste during the interim period until a disposal facility is available. New York State is still developing a disposal methodology and acceptance criteria for a disposal facility. The latest New York State low level radioactive waste site development schedule now assumes two possible siting scenarios, a volunteer approach and a non-volunteer approach, either of which would not begin operation until 2001. Low level radioactive waste generated at NMP2 is currently being disposed of at the Barnwell, South Carolina waste disposal facility which reopened in July 1995 to out-of-state low level waste generators.

In the event that off-site storage becomes unavailable prior to 2001, NMPC has implemented a low level radioactive waste management program that will properly handle interim on-site storage of low level radioactive waste for NMP2 for at least ten years. The Company's share of the costs associated with temporary storage and ultimate disposal are currently recovered in rates.

SPENT NUCLEAR FUEL

NMPC, on behalf of the NMP2 cotenants, has entered into a contract with the DOE for the permanent storage of NMP2 spent nuclear fuel. The Company reimburses NMPC for its 18% share of the cost under the contract at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses. The Company is collecting its portion of this fee from its electric customers. It is anticipated that the DOE facility may not be available for permanent storage until at least 2010. Currently, all spent nuclear fuel from NMP2 is stored at the NMPC site, and existing facilities are sufficient to handle all spent nuclear fuel generated at NMP2 through the year 2010.

For  information  concerning  environmental   litigation,   see  Item  3  "Legal
Proceedings" under the heading Environmental.

THE COMPANY'S SECURITIES

GENERAL

The Company's securities are rated by Moody's Investors Service, Inc., Standard and Poor's, Fitch Investors Service, L.P. and Duff & Phelps Credit Rating Co. For information relating to the ratings of the Company's securities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996.

THE G&R MORTGAGE

The Company's General and Refunding Indenture dated June 1, 1975 (G&R Mortgage) is a lien upon substantially all of the Company's properties. Outstanding at December 31, 1996 were approximately $1.5 billion of G&R Bonds.

Under the G&R Mortgage, the Company may issue G&R Bonds on the basis of either matured or redeemed G&R Bonds or on the basis of the Bondable Value of Property Additions (BVPA). Generally, when issuing G&R Bonds, the Company must satisfy a mortgage interest coverage requirement, known as the G&R Mortgage Interest Coverage. The G&R Mortgage Interest Coverage requires that the net earnings as defined in the G&R Indenture, available for interest for any 12 consecutive calendar months within the 15 consecutive calendar months preceding the issuance of any G&R Bonds must be equal to at least two times the stated annual interest payable on outstanding G&R Bonds, including any new G&R Bonds. Under the G&R Mortgage Interest Coverage, the Company would currently be able to issue approximately $4.7 billion of additional G&R Bonds based upon net earnings for the 12 months ended December 31, 1996 and an assumed interest rate of 9.0% for such additional G&R Bonds. A change of 1/8 of 1% in the assumed interest rate of such G&R Bonds would result in a change of approximately $65 million in the amount of such G&R Bonds that the Company could issue. The maximum amount of additional G&R Bonds which the Company is currently able to issue on the basis of either matured or retired G&R Bonds and on the basis of the BVPA is approximately $1.1 billion.

Under the provisions of the G&R Mortgage, the Company must also satisfy by June 30 of each year a Sinking Fund requirement which for the year ended December 31, 1996, is $25 million. The Company believes that, based upon currently scheduled redemptions and maturities, it will have sufficient retired G&R Bonds for the foreseeable future to satisfy the requirements of the G&R Sinking Fund.

The G&R Mortgage also contains a Maintenance Fund covenant which requires that the aggregate amount of property additions added subsequent to December 31, 1974 must be, as of the end of each calendar year subsequent to 1974, at least equal to the cumulative provision for depreciation (as defined in the G&R Mortgage) from December 31, 1974. The G&R Mortgage requires cash (or retired G&R Bonds) to be deposited to satisfy the Maintenance Fund requirement only when such cumulative provision for depreciation exceeds such aggregate amount of property additions. As of December 31, 1996, the amount of such cumulative property additions calculated pursuant to the G&R Mortgage was approximately $10.1 billion, including approximately $5.5 billion of property additions attributable to Shoreham. Also, as of December 31, 1996, the amount of the cumulative provision for depreciation, similarly calculated, was approximately $1.9 billion. The Company anticipates that the aggregate amount of property additions will continue to exceed the cumulative provision for depreciation.

UNSECURED DEBT

The Company's G&R Mortgage and its Restated Certificate of Incorporation do not contain any limitations upon the issuance of unsecured debt. The Company's unsecured debt consists of debentures and certain tax-exempt securities.

The Company's Debenture Indenture, dated as of November 1, 1986, as supplemented, and its Debenture Indenture, dated as of November 1, 1992, as supplemented, each provide for the issuance of an unlimited amount of Debentures to be issued in amounts that may be authorized from time to time in one or more series. The debentures are unsecured and rank PARI PASSU with all other unsecured indebtedness of the Company subordinate to the obligations secured by the Company's G&R Mortgage. At December 31, 1996, there were approximately $2.3 billion of debentures outstanding.

As of December 31, 1996, the Company had outstanding approximately $917 million principal amount of promissory notes, comprised of: (i) $2 million of tax-exempt Industrial Development Revenue Bonds (IDRBs); (ii) approximately $215 million of tax-exempt Pollution Control Revenue Bonds (PCRBs); and (iii) $700 million of tax-exempt Electric Facilities Revenue Bonds (EFRBs). Of these amounts, certain series are subject to periodic tenders.

For additional information respecting tender provisions and other information on the Company's outstanding debt securities see Note 7 of Notes to Financial Statements for the Year Ended December 31, 1996.

EQUITY SECURITIES

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

PREFERRED STOCK
The Company's Restated Certificate of Incorporation provides that the Company may not issue additional preferred stock unless, for any 12 consecutive calendar months within the 15 calendar months immediately preceding the calendar month within which such additional shares shall be issued, the net earnings of the Company available for the payment of interest charges on the Company's interest-bearing indebtedness, determined after provision for depreciation and all taxes, and in accordance with sound accounting practice, shall have been at least one and one-half times the aggregate of the annual interest charges on the interest-bearing indebtedness of the Company and annual dividend requirements on all shares of preferred stock to be outstanding immediately after the proposed issue of such shares of the preferred stock (Earnings Ratio). The Company currently satisfies the Earnings Ratio and could issue up to approximately $714 million of preferred stock at an assumed dividend rate of 9.5%. When the proceeds from the sale of the preferred stock to be issued are used to redeem outstanding preferred stock, the requirement to satisfy the Earnings Ratio is not applicable if the dividend requirement and the requirements for redemption in a voluntary liquidation of the preferred stock to be issued do not exceed the respective amounts for the preferred stock which is to be retired. Additional preferred stock may also be issued beyond amounts permitted under the Earnings Ratio with the approval of at least two-thirds of the votes entitled to be cast by the holders of the total number of shares of outstanding preferred stock.

PREFERENCE STOCK
Issuance of preference stock, which is subordinate to the Company's preferred stock but senior to its common stock, with respect to declaration and payment of dividends and the right to receive amounts payable on any dissolution, does not require satisfaction of a net earnings test or any other coverage requirement, unless established by the Board of Directors for one or more series of preference stock, prior to the issuance of such series. No preference stock has been issued by the Company, nor does the Company currently plan to issue any.

EXECUTIVE OFFICERS OF THE COMPANY

Current information regarding the Company's Executive Officers, all of whom serve at the will of the Board of Directors, follows:

William J. Catacosinos: Dr. Catacosinos has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1984, and as a Director since December 1978. He currently chairs the Executive Committee of the Company's Board of Directors. Dr. Catacosinos also served as President of the Company from March 1984 to January 1987 and from March 1994 to December 1996. Dr. Catacosinos, 66, a resident of Mill Neck, Long Island, earned a bachelor of science degree, a masters degree in business administration and a doctoral degree in economics from New York University. Dr. Catacosinos is a member of the Boards of First National Bank of L.I., U.S. Life Corporation, the Long Island Association and the Business Alliance for a New New York, and is a member of the Advisory Committee of the Huntington Township Chamber Foundation. He is the former Chairman and Chief Executive Officer of Applied Digital Data Systems, Inc., Hauppauge, New York; served as Chairman of the Board and Treasurer of Corometric Systems, Inc. of Wallingford, Connecticut; and served as Assistant Director at Brookhaven National Laboratory, Upton, New York.

Theodore A. Babcock: Vice President since January 1997, Treasurer since February 1994 and Assistant Corporate Secretary since January 1996, Mr. Babcock joined the Company in July 1992 as Assistant Treasurer. He previously spent five years with the AMBASE Corporation as an Assistant Vice President and was promoted in 1988 to Vice President and Treasurer. Prior to AMBASE, Mr. Babcock spent 11 years with the Associated Dry Goods Corporation where he was promoted to Assistant Treasurer and Director of Corporate Treasury Operations in 1984. Mr. Babcock, 42, received a bachelor of science degree in accounting from Manhattan College and a masters degree in finance from Iona College. Mr. Babcock is a member of the board of the Huntington Township Chamber Foundation.

Charles A. Daverio: Vice President of The Energy Exchange Group since December 1996. Mr. Daverio, 47, holds a bachelor of engineering degree in mechanical engineering from Manhattan College, a master of science degree in industrial engineering from New York University and a master of business administration from New York Institute of Technology. He joined the Company in 1976 as an Associate Engineer. He held various supervisory and managerial positions in the Nuclear Engineering Department from 1979 through 1989. In 1990, he was assigned Manager of Gas Supply and Planning and was given the additional responsibility for Gas Operations in 1993. Mr. Daverio is the Company's representative on the Iroquois Gas Transmission System's Management Committee and is on the Board of the Iroquois Pipeline Operating Company. Mr. Daverio is a member of the board of the Huntington Arts Council.

James T. Flynn: President and member of the Company's Board of Directors since December 1996 and Chief Operating Officer since March 1994, Mr. Flynn joined the Company in October 1986 as Vice President of Fossil Production. He also held the positions of Group Vice President, Engineering and Operations and Executive Vice President. Before joining the Company, Mr. Flynn, 63, was General Manager-Eastern Service Department for General Electric. His career began as a member of General Electric's Technical Marketing Program in 1957. He holds a bachelor of science degree in mechanical engineering from Bucknell University and is a Licensed Professional Engineer in the State of Pennsylvania.

Joseph E. Fontana: Vice President since January 1997 and Controller since October 1994, Mr. Fontana joined the Company in December 1992 as

Director of Accounting Services. He held the position of Assistant Controller from February 1994 through September 1994. In his capacity as Controller, Mr. Fontana serves as the Company's Chief Accounting Officer. Mr. Fontana is a member of the American Institute of Certified Public Accountants. Before joining the Company, Mr. Fontana was a Senior Manager at the international accounting firm of Ernst & Young LLP. Mr. Fontana, 39, holds a bachelor of science degree in accounting from Westchester State College and is a Certified Public Accountant. Mr. Fontana is a member of the board of the Huntington Township Chamber Foundation.

Robert X. Kelleher: Vice President of Human Resources since July 1986, Mr. Kelleher joined the Company in 1959 and has held various managerial positions in the Finance, Accounting, Purchasing, Stores and Employee Relations organizations. He was Industrial Relations Manager from 1975 to 1979, Manager of the Employee Relations Department from 1979 to 1985 and Assistant Vice President of the Employee Relations Department from 1985 to 1986. Mr. Kelleher, 60, is a graduate of St. Francis College and the Human Resources Management and Executive Management Programs of Pennsylvania State University. Mr. Kelleher is a member of the American Compensation Association, Personnel Directors Council, Industrial Relations Research Institute, and Edison Electric Institute's Labor Relations Committee.

John D. Leonard, Jr.: Vice President of Engineering and Construction since April 1994, Mr. Leonard joined the Company in 1984 as Vice President of Nuclear Operations. He continues to be responsible for nuclear issues. Mr. Leonard assumed additional duties as Vice President of Corporate Services from July 1989 through March 1994. From 1980 to 1984, Mr. Leonard was the Vice President and
Assistant Chief Engineer for Design and Analysis at the New York Power Authority. Prior to this position, he served as a Resident Manager of the Fitzpatrick Nuclear Power Plant for approximately five years. Before accepting a position at the New York Power Authority, Mr. Leonard served as Corporate Supervisor of Operational Quality Assurance of the Virginia Electric Power Company from 1974 to 1976. In 1974, Mr. Leonard retired with the rank of Commander from the United States Navy, having commanded two nuclear-powered submarines in a career that spanned 20 years. He holds a bachelor of science degree from Duke University and a master of science degree from the Naval Post Graduate School. He is 64 and a Licensed Professional Engineer in the State of New York.

Adam M. Madsen: Vice President of Corporate and Strategic Planning since 1984, Mr. Madsen, 60, holds a bachelors degree in electrical engineering from Manhattan College and a master of science degree in nuclear engineering from Long Island University. He has been with the Company since 1961, serving in various engineering positions including Manager of Engineering from 1978 to 1984. Prior to that time, he held the position of Manager of the Planning Department. Since 1978, Mr. Madsen has been the Company's representative to the Planning Committee of the New York Power Pool. He is a member of the Northeast Power

Coordinating Council's Executive Committee and the Council's Reliability Coordinating Committee. He also serves on the Board of Directors of the Empire State Electric Energy Research Company. Mr. Madsen is a Licensed Professional Engineer in the State of New York.

Kathleen A. Marion: Vice President of Corporate Services since April 1994 and Corporate Secretary since April 1992, Ms. Marion has served as Assistant to the Chairman since April 1987. She was Assistant Corporate Secretary from April 1990 to 1992. Ms. Marion, 42, has a bachelor of science degree in business and finance from the State University of New York at Old Westbury.

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

Joseph W. McDonnell: Senior Vice President of Marketing and External Affairs since December 1996, Dr. McDonnell joined the Company in 1984. Dr. McDonnell was Assistant to the Chairman from 1984 through 1988 when he was named Vice
President of Communications. In July 1992 he was named Vice President of External Affairs. Prior to joining the Company, he was the Director of Strategic Planning and Business Administration for Applied Digital Data Systems, Inc. and Associate Director of the University Hospital at the State University of New York at Stony Brook. Dr. McDonnell, 45, holds bachelor of arts and master of arts degrees in philosophy from the State University of New York at Stony Brook and a doctoral degree in communications from the University of Southern California.

Leonard P. Novello: Senior Vice President since December 1996, and General Counsel since he joined the Company in April 1995. Before joining the Company, Mr. Novello was General Counsel at the international accounting firm of KPMG Peat Marwick. As General Counsel, Mr. Novello advised senior management on a variety of litigation and corporate issues and was responsible for all legal matters arising out of the firm's operations and its audit, tax and management consulting engagements. Prior to joining Peat Marwick in 1975 as an Associate General Counsel, Mr. Novello was associated with the New York law firm of Cravath, Swaine and Moore. Mr. Novello is active in professional associations and is a member of the Executive Committee of the Litigation Commercial and Federal Section of the New York State Bar Association, and a member of the Professional Responsibility Committee of the Association of the Bar of the City of
                                       26

New York. He is also a member of the Executive Committee of the CPR Institute for Dispute Resolution. Mr. Novello, 56, has a bachelors degree from the College of the Holy Cross and a juris doctorate from Fordham University.

Anthony Nozzolillo: Senior Vice President of Finance and Chief Financial Officer of the Company since February 1994, Mr. Nozzolillo served as the Company's Treasurer from July 1992 to February 1994. He has been with the Company since 1972 serving in various positions including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo is a former member of the Boards of Utilities Mutual Insurance Company. Mr. Nozzolillo, 48, holds a bachelor of science degree in electrical engineering from the Polytechnic Institute of Brooklyn and a master of business administration degree from Long Island University, C.W. Post Campus.

Richard Reichler: Deputy General Counsel and Vice President of Tax Planning and Related Services since January 1997. Mr. Reichler held the positions of Deputy General Counsel and Vice President of Financial Planning and Taxation from January 1995 through December 1996 and Assistant Vice President for Tax and Benefits Planning from October 1992 through December 1994. Prior to joining the Company, he was a partner in the international accounting firm of Ernst & Young LLP for 23 years. Mr. Reichler, 62, holds a bachelor of arts degree from Columbia College and a bachelor of law degree from Columbia University School of Law. Since 1989, he has taught various courses at Baruch College, including state and local taxation, corporate taxation and real estate taxation. He has authored several publications on tax and employee benefit topics and has served as a member of the Executive Committee of the Tax Section of the New York State Bar Association and as an Advisor to the Urban Development Corporation High Technology Advisory Council.

William G. Schiffmacher: Senior Vice President of Customer Relations and Information Systems and Technology since December 1996, Mr. Schiffmacher held the positions of Vice President of Customer Relations from April 1994 through November 1996 and Vice President of Electric Operations from July 1990 through March 1994. He joined the Company in 1965 after receiving a bachelor of electrical engineering degree from Manhattan College. Mr. Schiffmacher, 53, also holds a master of science degree in management engineering from Long Island University. He has held a variety of positions in the Company, including Manager of Electric System Operations, Manager of Electrical Engineering and Vice President of Engineering and Construction.

Werner J. Schweiger: Vice President of Electric Operations since December 1996. Mr. Schweiger joined the Company in 1981 and has held a number of positions in Electric Operations, as well as in Engineering. Most recently, he was Manager of Electric Systems Engineering from October 1995 through November 1996. Mr. Schweiger, 37, received his bachelors degree in electrical engineering from Manhattan College and also holds a masters degree in Energy Management from the New York Institute of Technology.

Richard M. Siegel: Vice President of Information Systems and Technology since December 1996. Mr. Siegel held the position of Director of Information Systems and Technology from June 1995 to December 1996. Mr. Siegel, 50, joined the Company in 1969 as an Associate Engineer and has held progressive management positions in Electric Operations and Engineering, including Manager of Electric System Engineering and Manager of Electric System Operations. Mr. Siegel holds a bachelor of electrical engineering degree from the City College of New York and a master of science degree in Industrial Management from the State University of New York at Stony Brook. Mr. Siegel is a Licensed Professional Engineer in the State of New York.

Robert B. Steger: Senior Vice President of Gas Business Unit since December 1996, Mr. Steger held the positions of Vice President of Electric Operations from April 1994 through November 1996 and Vice President of Fossil Production from February 1990 through March 1994. He joined the Company in 1963 and held progressive operating and engineering positions including Manager of Electric Production-Fossil from 1985 through 1989. Mr. Steger, 60, holds a bachelor of mechanical engineering degree from Pratt Institute and is a Licensed Professional Engineer in the State of New York.

William E. Steiger, Jr.: Vice President of Fossil Production since April 1994, Mr. Steiger, 53, held the position of Vice President of Engineering and Construction from July 1990 through March 1994. During his career with the Company, which began in 1968, he has served, among other positions, as Lead Nuclear Engineer for Shoreham, Chief Operations Engineer for Shoreham, Plant Manager for Shoreham as well as Assistant Vice President of Nuclear Operations. Mr. Steiger, received a bachelor of science degree in marine engineering from the United States Merchant Marine Academy and a master of science degree in nuclear engineering from Long Island University.

Edward J. Youngling: Senior Vice President of the Electric Business Unit since April 1994. He joined the Company in 1968 as an Assistant Engineer in the Electric Production Department and has held various positions in the offices of Fossil Production, Engineering and Nuclear Operations including service as Department Manager of Nuclear Engineering. In 1988, Mr. Youngling was named Vice President of Conservation and Load Management. In 1990, he became Vice President of Customer Relations, and from March 1993 through March 1994, he was Vice President of Customer Relations and Conservation. Mr. Youngling, 52, holds a bachelor of science degree in mechanical engineering from Lehigh University. Mr. Youngling serves on the board of the Empire State Electric Energy Research Company and is a member of the Executive Committee of the New York Power Pool.

CAPITAL REQUIREMENTS, LIQUIDITY AND CAPITAL PROVIDED

Information as to "Capital Requirements," "Liquidity" and "Capital

Provided" appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Year Ended December 31, 1996 under the headings "Liquidity" and "Capital Requirements and Capital Provided."

ITEM 2.  PROPERTIES
The location and general character of the principal properties of the Company are described in Item 1, "Business" under the headings "Electric Operations" and "Gas Operations."

ITEM 3.  LEGAL PROCEEDINGS

SHOREHAM

Pursuant to the LIPA Act, LIPA is required to make payments-in-lieu-of-taxes (PILOTs) to the municipalities that impose real property taxes on Shoreham. Pursuant to the 1989 Settlement, the Company agreed to fund LIPA's obligation to make Shoreham PILOTs. The timing and duration of PILOTs under the LIPA Act were the subject of litigation entitled LIPA, ET AL. V. SHOREHAM-WADING RIVER CENTRAL SCHOOL DISTRICT, ET AL., brought in Nassau County Supreme Court by LIPA against, among others, Suffolk County, the Town of Brookhaven and the Shoreham-Wading River Central School District. The Company was permitted to intervene in the lawsuit. In June 1996, the New York State Court of Appeals rendered its opinion on the cross-appeals filed by the parties regarding the timing, duration and refundability of PILOTs under the LIPA Act. The Court affirmed portions of a prior ruling by the Appellate Division, Second Department by holding that (a) LIPA's PILOT obligation is perpetual, (b) PILOTs, like taxes, are subject to refund if the assessment upon which the PILOTs were based is determined to be excessive, and (c) PILOTs phase down by ten percent of the prior year's amount, rather than ten percent of the first PILOT year amount, until PILOTs reach a level that equals the taxes that would have been levied on the plant in a non-operative state. Additionally, the Court modified the Appellate Division's ruling by finding that PILOTs commence, not at the time the Company transferred Shoreham to LIPA in February 1992, but rather on December 1, 1992, the beginning of the next tax year.

Unless otherwise agreed by the parties, the proper assessment of Shoreham for purposes of determining the proper amount of PILOTs is to be determined in a proceeding challenging the Shoreham assessment for the 1992-93 tax year. If that determination results in PILOTs that are less than the amount of PILOTs that have already been paid, LIPA, and therefore the Company, should be entitled to refunds of excessive PILOTs already made.

The costs of Shoreham included real property taxes imposed by, among others, the Town of Brookhaven, and were capitalized by the Company during construction. The Company sought judicial review in New York Supreme Court, Suffolk County (LONG ISLAND LIGHTING COMPANY V. THE ASSESSOR OF THE TOWN OF BROOKHAVEN, ET AL.) of the assessments upon which those taxes were based for the years 1976 through 1992 (excluding 1979 which had been settled). The Supreme Court consolidated the review of the tax years at issue into two phases: 1976 through 1983 (Phase I); and 1984 through 1992 (Phase II). In January 1996, the Company received approximately $81 million, including interest, from Suffolk County pursuant to ruling by the Supreme Court, upheld on appeal, that found that Shoreham had been overvalued for real property tax purposes in Phase I.

In November 1996, the Supreme Court ruled that Shoreham had also been over-assessed for real property tax purposes for Phase II. According to preliminary estimates by Company officials based on this overassessment, the Company is entitled to a tax refund of approximately $500 million plus interest. If the assessment for the 1991-92 tax year is used to determine the proper amount of PILOTs this ruling should also result in a refund of approximately $260 million plus interest for PILOTs for the years 1992-1996.

The refund of any real property taxes, PILOTs, and interest thereon, net of litigation costs, will be used to reduce electric rates in the future. However, the court's ruling is subject to appeal and, as a result, the Company is unable to determine the amount and timing of any real property tax and PILOT refunds.

ENVIRONMENTAL

In February 1994, a lawsuit was filed in the United States District Court for the Eastern District of New York by the Town of Oyster Bay (Town), against the Company and nine other PRPs. The Town is seeking indemnification for remediation and investigation costs that have been or will be incurred for a federal Superfund site in Syosset, New York, which served as a Town-owned and operated landfill between 1954 and 1975. In a Record of Decision issued in September 1990, the EPA set forth a remedial design plan, the cost of which was estimated at $27 million and is reflected in the Town's lawsuit. In an Administrative Consent Decree entered into between the EPA and the Town in December 1990, the Town agreed to undertake remediation at the site. The Company is participating in a joint PRP defense effort with several other defendants. Liability, if imposed, would be joint and several. While the outcome of this matter is not certain, based upon the Company's past experience in similar matters and the number and financial condition of the corporate defendants named in the litigation, the Company does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

In March 1996, the Village of Asharoken filed a lawsuit against the Company in the New York Supreme Court, Suffolk County (INCORPORATED VILLAGE OF ASHAROKEN, NEW YORK, ET AL. V. LONG ISLAND LIGHTING COMPANY). The Village is seeking monetary damages and injunctive relief based upon theories of negligence, gross negligence and nuisance in connection with the Company's design and construction of the

Northport Power Plant which the Village alleges upset the littoral drift, thereby causing beach erosion. In November 1996, the Court decided the Company's motion to dismiss the lawsuit, dismissing two of the three causes of action. The Court limited monetary damages on the surviving continuous nuisance claim to three years prior to the commencement of the action. The Company's liability, if any, resulting from this proceeding cannot yet be determined. However, the Company does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

In June 1996, a lawsuit was commenced against the Company in the New York Supreme Court, Suffolk County (TOWN OF RIVERHEAD, ET AL. V. LONG ISLAND LIGHTING COMPANY), in which the plaintiffs seek monetary damages and injunctive relief based upon theories of nuisance, breach of contract, and breach of the Public Trust in connection with the Company's construction of the Shoreham Nuclear Power Station and the Company's diversion and maintenance of the Wading River Creek. The plaintiffs allege that the diversion of the Wading River Creek and the construction of the Shoreham Nuclear Power Station have caused negative environmental impacts on surrounding areas. The plaintiffs also allege that the Company has contractual obligations to perform annual maintenance dredging of the Wading River Creek and beach replenishment of certain beach front property. In September 1996, the Company filed a motion to dismiss the complaint on numerous grounds. In January 1997, the plaintiffs cross-moved for an order seeking partial summary judgment. The Court has yet to act on these motions. The Company's liability, if any, resulting from this proceeding cannot yet be determined. However, the Company does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

HUMAN RESOURCES

Pending before federal and state courts, the federal Equal Employment Opportunity Commission and the New York State Division of Human Rights are charges by several individuals alleging, in separate actions, that the Company discriminated against them, or that they were the subject of harassment, on various grounds.

The Civil Rights Bureau of the New York Attorney General's office has subpoenaed the Company for the production of documents to aid in its investigation as to whether the Company has engaged in discriminatory employment practices based upon age. No charges have been filed and the Attorney General has not made any further inquiry for the past several years.

The Company has estimated that any costs to the Company resulting from these matters will not have a material adverse effect on its financial position, cash flows or results of operations.

In May 1995, eight participants of the Company's Retirement Income Plan (RIP) filed a lawsuit against the Company, the RIP and Robert X.

Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York (BECHER, ET AL. V. LONG ISLAND LIGHTING COMPANY, ET AL.). In January 1996, the Court ordered that this action be maintained as a class action. Discovery in this proceeding is ongoing. This proceeding arose in connection with the plaintiffs' withdrawal, approximately 25 years ago, of contributions made to the RIP, thereby resulting in a reduction of their pension benefits. The plaintiffs are now seeking, among other things, to have these reduced benefits restored to their pension accounts. The Company's liability, if any, resulting from this proceeding cannot yet be determined. However, the Company maintains that the plaintiffs' claims are without merit and intends to defend against said claims.

OTHER MATTERS

In January 1993, the New York State Department of Law (DOL) informed the Company that the DOL's Antitrust Bureau opened an investigation into its Full Service Pilot Program and Contractor Advisory Council, two programs designed to increase the Company's residential natural gas sales. The DOL stated that the implementation of the Full Service Pilot Program and the practices of the Contractor Advisory Council may have anti-competitive effects in the gas-fired heating equipment installation and conversion business and that a preliminary investigation has raised questions of possible violations of the New York General Business Law and the Sherman Act. The DOL has not taken any further action in this matter. If required, the Company expects that it can demonstrate that the programs identified by the DOL for investigation are very limited in scope and do not involve any violations. The outcome of the investigation by the DOL, if adverse, is not expected to have a material effect on the Company's financial position, cash flows or results of operations.

A discussion of legal proceedings related to competitive issues facing the Company appears in Item 7, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," for the Year Ended December 31, 1996, under the heading "Competitive Environment."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

At December 31, 1996, the Company had 86,607 registered holders of record of common stock.

The common stock of the Company is traded on the New York Stock Exchange and the Pacific Stock Exchange. Certain of the Company's preferred stock series are traded on the New York Stock Exchange.

Information respecting the high and low sales prices and the dividends declared on the Company's common stock during the past two years is set forth in the table below.



================================================================================
                             1996                           1995
--------------------------------------------------------------------------------
                     Market         Dividends       Market        Dividends
                     Prices         Declared        Prices        Declared
                                    Per Share                     Per Share
                -----------------              ----------------
                  High      Low                  High     Low
--------------------------------------------------------------------------------
1st Quarter      $18 1/8  $15 7/8     $0.445    $16 3/4  $13 1/4    $0.445
2nd Quarter       17 7/8   16 1/8      0.445     17 1/8   14 3/8     0.445
3rd Quarter       17 3/4   16 5/8      0.445     17 3/4   15 3/8     0.445
4th Quarter       22 3/8   17 1/8      0.445     17 3/4   15 5/8     0.445
================================================================================

Item 6: Selected Financial Data

                                                         (In thousands of dollars except per share amounts)
------------------------------------------------------------------------------------------------------------
                                                  1996          1995         1994         1993         1992
------------------------------------------------------------------------------------------------------------
Summary of Operations                                                                               Table 1
------------------------------------------------------------------------------------------------------------
Revenues                                    $3,150,695    $3,075,128   $3,067,307   $2,880,995   $2,621,839
Operating expenses                           2,414,114     2,343,510    2,322,362    2,125,444    1,880,734
------------------------------------------------------------------------------------------------------------
Operating income                               736,581       731,618      744,945      755,551      741,105
Other income and (deductions)                   27,512        43,703       52,719       70,874       66,330
------------------------------------------------------------------------------------------------------------
Income before interest charges                 764,093       775,321      797,664      826,425      807,435
Interest charges                               447,629       472,035      495,812      529,862      505,461
------------------------------------------------------------------------------------------------------------
Net income                                     316,464       303,286      301,852      296,563      301,974
Preferred stock dividend requirements           52,216        52,620       53,020       56,108       63,954
------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                   $  264,248    $  250,666   $  248,832    $ 240,455   $  238,020
============================================================================================================
Average common shares outstanding (000)        120,361       119,195      115,880      112,057      111,439
Earnings per Common Share                   $     2.20    $     2.10   $     2.15   $     2.15   $     2.14
============================================================================================================

Common stock dividends declared per share   $     1.78    $     1.78   $     1.78   $     1.76   $     1.72
Common stock dividends paid per share       $     1.78    $     1.78   $     1.78   $     1.75   $     1.71
Book value per common share at December 31  $    20.89    $    20.50   $    20.21   $    19.88   $    19.58
Common shares outstanding
   at December 31 (000)                        120,781       119,655      118,417      112,332      111,600
Common shareowners of record at December 31     86,607        93,088       96,491       94,877       86,111
============================================================================================================

------------------------------------------------------------------------------------------------------------
Capitalization Ratios*                                                                              Table 2
------------------------------------------------------------------------------------------------------------
Long-term debt                                    59.3%         61.8 %       62.5 %       65.0 %       64.7 %
Preferred stock                                    8.9           8.6          8.6          8.5          8.8
Common equity                                     31.8          29.6         28.9         26.5         26.5
------------------------------------------------------------------------------------------------------------
Total                                            100.0 %       100.0 %      100.0 %      100.0 %      100.0 %
============================================================================================================
*Includes   current   maturities  of  long-term  debt  and  current   redemption
requirements of preferred stock.


                                                                                   (In thousands of dollars)
------------------------------------------------------------------------------------------------------------
Operations and Maintenance Expense Details                                                          Table 3
------------------------------------------------------------------------------------------------------------
Payroll and employee benefits               $  440,587    $  440,721   $  435,830   $  418,766   $  420,297
Less - Charged to construction and other       146,162       165,733      155,766      130,432      131,447
------------------------------------------------------------------------------------------------------------
Payroll and employee benefits charged to
   operations                                  294,425       274,988      280,064      288,334      288,850
------------------------------------------------------------------------------------------------------------
Fuel and Purchased Power
Fuel - electric operations                     313,607       266,039      261,154      287,349      282,138
Fuel - gas operations                          319,773       246,837      267,629      253,511      206,344
Purchased power costs                          331,736       309,807      307,584      292,136      280,914
Fuel cost adjustments deferred                  (1,865)       12,296       11,619       (5,405)     (27,612)
------------------------------------------------------------------------------------------------------------
Total fuel and purchased power                 963,251       834,979      847,986      827,591      741,784
------------------------------------------------------------------------------------------------------------
All other                                      204,786       236,405      260,590      233,326      209,095
------------------------------------------------------------------------------------------------------------
Total Operations and Maintenance Expense    $1,462,462    $1,346,372   $1,388,640   $1,349,251   $1,239,729
============================================================================================================

Full-time Employees at December 31               5,413         5,688        5,947        6,215        6,438
------------------------------------------------------------------------------------------------------------

                                       35

                                                                                  (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                    1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------------------
Electric Operating Income                                                                            Table 4
-------------------------------------------------------------------------------------------------------------
Revenues
-------------------------------------------------------------------------------------------------------------

Residential                                  $ 1,205,133  $ 1,204,987  $ 1,202,124  $ 1,145,891  $ 1,045,799
Commercial and industrial                      1,174,499    1,194,014    1,196,422    1,132,487    1,076,302
Other system revenues                             50,513       52,472       52,477       49,790       49,395
-------------------------------------------------------------------------------------------------------------
Total system revenues                          2,430,145    2,451,473    2,451,023    2,328,168    2,171,496
Sales to other utilities                          20,927       19,104       14,895       12,872        9,997
Other revenues                                    15,363       13,437       15,719       11,069       13,139
-------------------------------------------------------------------------------------------------------------
Total Revenues                                 2,466,435    2,484,014    2,481,637    2,352,109    2,194,632
-------------------------------------------------------------------------------------------------------------
Operating Expenses
Operations - fuel and purchased power            640,610      570,697      568,738      579,032      559,583
Operations - other                               288,315      293,184      310,438      306,116      294,909
Maintenance                                       98,007      106,031      107,573      111,765      105,341
Depreciation and amortization                    128,534      121,980      111,996      106,149      104,034
Base financial component amortization            100,971      100,971      100,971      100,971      100,971
Rate moderation component amortization           (24,232)      21,933      197,656       88,667      (30,444)
Regulatory liability component amortization      (79,359)     (79,359)     (79,359)     (79,359)     (79,359)
1989 Settlement credits amortization              (9,214)      (9,214)      (9,214)      (9,214)      (9,214)
Other regulatory amortization                    109,532      155,532       (4,883)     (17,082)     (21,984)
Operating taxes                                  390,861      375,164      336,263      326,407      331,122
Federal income tax - current                      42,197       14,596       10,784        6,324          530
Federal income tax - deferred and other          138,307      168,377      156,646      158,941      158,908
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                       1,824,529    1,839,892    1,807,609    1,678,717    1,514,397
-------------------------------------------------------------------------------------------------------------
Electric Operating Income                    $   641,906  $   644,122  $   674,028  $   673,392  $   680,235
=============================================================================================================


                                                                                    (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------
Gas Operating Income                                                                                 Table 5
-------------------------------------------------------------------------------------------------------------

Revenues
-------------------------------------------------------------------------------------------------------------
Residential - space heating                  $   367,721  $   323,729  $   326,474  $   310,109  $   243,950
            - other                               47,028       42,046       42,263       39,515       33,035
Commercial and industrial - space heating        144,807      130,964      126,092      106,140       90,363
                          - other                 36,549       34,293       35,275       33,181       29,094
-------------------------------------------------------------------------------------------------------------
Total firm revenues                              596,105      531,032      530,104      488,945      396,442
Interruptible revenues                            37,927       32,837       26,804       24,028       19,658
-------------------------------------------------------------------------------------------------------------
Total system revenues                            634,032      563,869      556,908      512,973      416,100
Off-system revenues, net                          26,254       16,213       20,904        5,812            -
Other revenues                                    23,974       11,032        7,858       10,101       11,107
-------------------------------------------------------------------------------------------------------------
Total Revenues                                   684,260      591,114      585,670      528,886      427,207
-------------------------------------------------------------------------------------------------------------
Operating Expenses
Operations - fuel                                322,641      264,282      279,248      248,559      182,201
Operations - other                                92,761       90,054       95,576       81,692       77,300
Maintenance                                       20,128       22,124       27,067       22,087       20,395
Depreciation and amortization                     25,391       23,377       18,668       16,322       15,103
Other regulatory amortization                     17,756        6,073        9,211         (962)         (88)
Operating taxes                                   81,215       72,343       70,632       59,440       57,866
Federal income tax - deferred and other           29,693       25,365       14,351       19,589       13,560
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                         589,585      503,618      514,753      446,727      366,337
-------------------------------------------------------------------------------------------------------------
Gas Operating Income                         $    94,675  $    87,496  $    70,917  $    82,159  $    60,870
=============================================================================================================


-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                    1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------------------
Electric Sales and Customers                                                                         Table 6
-------------------------------------------------------------------------------------------------------------
Sales - millions of kWh
Residential                                        7,203        7,156        7,159        7,118        6,788
Commercial and industrial                          8,242        8,336        8,394        8,257        8,181
Other system sales                                   441          460          457          449          471
-------------------------------------------------------------------------------------------------------------
Total system sales                                15,886       15,952       16,010       15,824       15,440
Sales to other utilities                             528          620          372          304          227
-------------------------------------------------------------------------------------------------------------
Total Sales                                       16,414       16,572       16,382       16,128       15,667
=============================================================================================================
Customers - monthly average
Residential                                      920,930      915,162      908,490      905,997      902,885
Commercial and industrial                        104,488      103,669      102,490      102,254      101,838
Other                                              4,595        4,549        4,583        4,553        4,593
-------------------------------------------------------------------------------------------------------------
Total Customers - monthly average              1,030,013    1,023,380    1,015,563    1,012,804    1,009,316
=============================================================================================================
Customers at December 31                       1,031,205    1,025,107    1,016,739    1,011,965    1,009,028
-------------------------------------------------------------------------------------------------------------
Residential
kWh per customer                                   7,821        7,819        7,880        7,857        7,518
Revenue per kWh                                    16.73c.      16.84c.      16.79c.      16.10c.      15.41c.
-------------------------------------------------------------------------------------------------------------
Commercial and Industrial
kWh per customer                                  78,880       80,410       81,901       80,750       80,333
Revenue per kWh                                    14.25c.      14.32c.      14.25c.      13.72c.      13.16c.
-------------------------------------------------------------------------------------------------------------
System
kWh per customer                                  15,423       15,588       15,765       15,624       15,297
Revenue per kWh                                    15.30c.      15.37c.      15.31c.      14.71c.      14.06c.
=============================================================================================================



-------------------------------------------------------------------------------------------------------------
Gas Sales and Customers                                                                               Table 7
-------------------------------------------------------------------------------------------------------------
Sales - thousands of Dth
Residential - space heating                       37,697       35,336       35,693       37,191       35,089
            - other                                3,153        2,929        3,151        3,297        3,203
Commercial and industrial - space heating         16,763       16,170       15,679       14,366       13,662
                          - other                  4,291        4,269        4,366        4,329        4,338
-------------------------------------------------------------------------------------------------------------
Total firm sales                                  61,904       58,704       58,889       59,183       56,292
Interruptible sales                                7,869        9,176        6,914        5,920        5,090
Off-system sales                                   7,457        7,743        7,232        2,894            -
-------------------------------------------------------------------------------------------------------------
Total Sales                                       77,230       75,623       73,035       67,997       61,382
=============================================================================================================
Customers - monthly average
Residential  - space heating                     249,758      245,452      239,857      233,882      227,834
             - other                             161,164      162,114      163,608      166,974      169,189
Commercial and industrial - space heating         35,803       35,027       33,776       32,783       31,666
                          - other                 10,084       10,313       10,448       10,631       10,777
-------------------------------------------------------------------------------------------------------------
Total firm customers                             456,809      452,906      447,689      444,270      439,466
Interruptible customers                              651          623          576          542          531
-------------------------------------------------------------------------------------------------------------
Total Customers  - monthly average               457,460      453,529      448,265      444,812      439,997
=============================================================================================================
Customers at December 31                         460,028      455,869      449,906      446,384      442,117
-------------------------------------------------------------------------------------------------------------
Residential
Dth per customer                                    99.4         93.9         96.3        101.0         96.4
Revenue per Dth                                   $10.15      $  9.56      $  9.49       $ 8.64       $ 7.23
-------------------------------------------------------------------------------------------------------------
Commercial and Industrial
Dth per customer                                   458.8        450.8        453.3        430.6        424.1
Revenue per Dth                                  $  8.61      $  8.09      $  8.05       $ 7.45       $ 6.64
-------------------------------------------------------------------------------------------------------------
System
Dth per customer                                   152.5        149.7        146.8        146.4        139.5
Revenue per Dth                                  $  9.09      $  8.31      $  8.46       $ 7.88       $ 6.78
-------------------------------------------------------------------------------------------------------------


                                                  1996          1995         1994         1993         1992
------------------------------------------------------------------------------------------------------------
Electric Operations                                                                                 Table 8
------------------------------------------------------------------------------------------------------------
Energy - millions of kWh
Net generation                                  10,319        10,744       10,034       10,514       10,592
Power purchased                                  7,388         7,143        7,640        7,023        6,438
------------------------------------------------------------------------------------------------------------
Total Energy Available                          17,707        17,887       17,674       17,537       17,030
============================================================================================================

System sales                                    15,886        15,952       16,010       15,824       15,440
Company use and unaccounted for                  1,293         1,315        1,292        1,409        1,363
------------------------------------------------------------------------------------------------------------
Total system energy requirements                17,179        17,267       17,302       17,233       16,803
Sales to other utilities                           528           620          372          304          227
------------------------------------------------------------------------------------------------------------
Total Energy Available                          17,707        17,887       17,674       17,537       17,030
============================================================================================================

Peak Demand - MW
Station coincident demand                        2,848         3,591        3,253        2,931        2,975
Power purchased - net                              757           486          629        1,036          636
------------------------------------------------------------------------------------------------------------
System Peak Demand                               3,605         4,077        3,882        3,967        3,611
============================================================================================================
System Capability  - MW
Company stations                                 3,978         3,957        4,063        4,063        4,091
Nine Mile Point 2 (18% share)                      205           203          189          188          188
Firm purchases - net                               710           713          616          548          432
------------------------------------------------------------------------------------------------------------
Total Capability                                 4,893         4,873        4,868        4,799        4,711
============================================================================================================
Fuel Consumed for Electric Operations
Oil - thousands of barrels                       7,063         5,154        7,518        9,740       10,656
Gas - thousands of dth                          50,173        69,826       44,308       36,269       34,475
Nuclear - thousands of MW days - thermal           200           169          203          175          124
------------------------------------------------------------------------------------------------------------

Fuel Mix (Percentage of total energy available)
Oil                                                 24 %          17 %         25 %         34 %         37%
Gas                                                 25            36           23           19           19
Purchased power                                     42            40           43           40           38
Nuclear fuel                                         9             7            9            7            6
------------------------------------------------------------------------------------------------------------
Total                                              100 %         100 %        100 %        100 %        100%
============================================================================================================


------------------------------------------------------------------------------------------------------------
Gas Operations                                                                                      Table 9
------------------------------------------------------------------------------------------------------------
Company Requirements-thousands of Dth
System sales                                    69,773        67,880       65,803       65,103       61,382
Off-system sales                                 7,457         7,743        7,232        2,894            -
Company use and unaccounted for                  3,738         2,054        2,516        1,905        3,577
------------------------------------------------------------------------------------------------------------
Total Company Requirements                      80,968        77,677       75,551       69,902       64,959
============================================================================================================
Maximum Day Sendout - Dth                      524,762       564,874      585,227      485,896      448,726
------------------------------------------------------------------------------------------------------------
System Capability - Dth per day
Natural gas                                    648,695       592,335      579,897      561,584      561,584
LNG manufactured or LP gas                     123,300       124,700      125,700      120,700      120,700
------------------------------------------------------------------------------------------------------------
Total Capability                               771,995       717,035      705,597      682,284      682,284
============================================================================================================
Heating Degree Days
(30 year average 4,942)                          5,132         4,906        4,839        4,899        5,066
------------------------------------------------------------------------------------------------------------

                                       38

                                                                                    (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------
                                                    1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------------------
Balance Sheet                                                                                       Table 10
-------------------------------------------------------------------------------------------------------------
Assets
Net utility plant                            $ 3,695,170  $ 3,594,998  $ 3,498,346  $ 3,347,557  $ 3,161,148
Regulatory Assets
  Base financial component                     3,281,548    3,382,519    3,483,490    3,584,461    3,685,432
  Rate moderation component                      402,213      383,086      463,229      609,827      651,657
  Shoreham post-settlement costs                 991,795      968,999      922,580      777,103      586,045
  Shoreham nuclear fuel                           69,113       71,244       73,371       75,497       77,629
  Unamortized cost of issuing securities         194,151      222,567      254,482      174,694      195,524
  Postretirement benefits other than pensions    360,842      383,642      412,727      402,921            -
  Regulatory tax asset                         1,772,778    1,802,383    1,831,689    1,848,998            -
  Other                                          199,879      229,809      250,804      247,858      190,008
-------------------------------------------------------------------------------------------------------------
Total Regulatory Assets                        7,272,319    7,444,249    7,692,372    7,721,359    5,386,295
-------------------------------------------------------------------------------------------------------------
Nonutility property and other investments         18,597       16,030       24,043       23,029       20,730
Current assets                                 1,146,602    1,411,938    1,090,230    1,088,831      979,131
Deferred charges                                  76,991       60,382      174,298      272,995      305,819
-------------------------------------------------------------------------------------------------------------
Total Assets                                 $12,209,679  $12,527,597  $12,479,289  $12,453,771  $ 9,853,123
=============================================================================================================

Capitalization and Liabilities
Long-term debt                               $ 4,471,675  $ 4,722,675  $ 5,162,675  $ 4,887,733  $ 4,755,733
Unamortized discount on debt                     (14,903)     (16,075)     (17,278)     (17,393)     (14,731)
-------------------------------------------------------------------------------------------------------------
                                               4,456,772    4,706,600    5,145,397    4,870,340    4,741,002
-------------------------------------------------------------------------------------------------------------
Preferred stock - redemption required            638,500      639,550      644,350      649,150      557,900
Preferred stock - no redemption required          63,664       63,934       63,957       64,038      154,276
-------------------------------------------------------------------------------------------------------------
Total Preferred Stock                            702,164      703,484      708,307      713,188      712,176
-------------------------------------------------------------------------------------------------------------
Common stock                                     603,921      598,277      592,083      561,662      558,002
Premium on capital stock                       1,127,971    1,114,508    1,101,240    1,010,283      998,089
Capital stock expense                            (49,330)     (50,751)     (52,175)     (50,427)     (39,304)
Retained earnings                                840,867      790,919      752,480      711,432      667,988
Treasury stock, at cost                              (60)           -            -            -            -
-------------------------------------------------------------------------------------------------------------
Total Common Shareowners' Equity               2,523,369    2,452,953    2,393,628    2,232,950    2,184,775
-------------------------------------------------------------------------------------------------------------
Total Capitalization                           7,682,305    7,863,037    8,247,332    7,816,478    7,637,953
-------------------------------------------------------------------------------------------------------------
Regulatory Liabilities
  Regulatory liability component                 198,398      277,757      357,117      436,476      515,835
  1989 Settlement credits                        127,442      136,655      145,868      155,081      164,294
  Regulatory tax liability                       102,887      116,060      111,218      114,748            -
  Other                                          146,852      132,891      147,041      142,455      102,718
-------------------------------------------------------------------------------------------------------------
Total Regulatory Liabilities                     575,579      663,363      761,244      848,760      782,847
-------------------------------------------------------------------------------------------------------------
Current liabilities                              949,627    1,050,021      601,311    1,188,972    1,177,130
Deferred credits                               2,573,208    2,502,040    2,365,780    2,166,405      237,893
Operating reserves                               428,960      449,136      503,622      433,156       17,300
-------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities         $12,209,679  $12,527,597  $12,479,289  $12,453,771  $ 9,853,123
=============================================================================================================

                                                                                    (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------
Construction Expenditures*                                                                          Table 11
-------------------------------------------------------------------------------------------------------------
Electric                                     $   143,435  $   145,472  $   136,041  $   137,583  $   141,752
Gas                                               71,690       79,536      120,019      124,859      104,028
Common                                            27,659       21,477       23,610       42,251       27,124
-------------------------------------------------------------------------------------------------------------
Total Construction Expenditures              $   242,784  $   246,485  $   279,670  $   304,693  $   272,904
=============================================================================================================

*Includes non-cash allowance for other funds used during construction and excludes Shoreham post-settlement costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS

Earnings for the years 1996, 1995 and 1994 were as follows:


            (In millions of dollars and shares except earnings per share)
--------------------------------------------------------------------------------
                                         1996         1995           1994
--------------------------------------------------------------------------------
Net income                          $   316.5     $  303.3       $  301.8
Preferred stock dividend
  requirements                           52.2         52.6           53.0
--------------------------------------------------------------------------------
Earnings for Common Stock           $   264.3     $  250.7       $  248.8
================================================================================
Average common shares
  outstanding                           120.4        119.2          115.9
--------------------------------------------------------------------------------
Earnings per Common Share           $    2.20     $   2.10       $   2.15
================================================================================


The Company's 1996 earnings are higher for both the electric and gas businesses as compared to 1995. While the Company's allowed rate of return in 1996 was the same as 1995, the higher earnings for the electric business are a result of the Company's increased investment in electric plant in 1996, as compared to 1995. Factors contributing to the increase in electric business earnings include the Company's continued efforts to reduce operations and maintenance expenses and the efficient use of cash generated by operations to retire maturing debt.

The increase in earnings in the gas business was the result of additional revenues due to the continued growth in the number of gas space heating customers. Also contributing to the increase in gas business earnings was a 3.2% rate increase which became effective December 1, 1995, and an increase in off-system sales.

The Company's 1995 earnings per common share were lower than 1994 earnings per common share as a result of the New York State Public Service Commission's (PSC) electric rate order, effective December 1, 1994, that lowered the allowed return on common equity from 11.6% to 11.0% and modified certain performance-based incentives. Partially offsetting the effects on earnings of the electric rate order was higher gas business earnings in 1995 when compared to 1994.

REVENUES

ELECTRIC REVENUES

Revenues from the Company's electric operations totaled $2.5 billion in each of the years ended December 31, 1996, 1995 and 1994.

The Company experienced a growth in electric system sales in 1996 on a weather normalized basis compared to 1995 and in 1995 compared to 1994. This growth is primarily attributable to the addition of new electric customers. The Company's electric revenues fluctuate as a result of system growth, variations in weather, and fuel costs, as electric base rates have remained unchanged since December 1993. However, these variations have no impact on earnings due to the current electric rate structure which includes a revenue reconciliation mechanism which eliminates the impact on earnings caused by sales volumes that are above or below adjudicated levels. Total electric sales volumes were 16,414 million kilowatt hour (kWh) in 1996, compared to 16,572 million kWh in 1995 and 16,382 million kWh in 1994.

For a further discussion on electric rates, see Notes 1 and 3 of Notes to Financial Statements.

GAS REVENUES

Revenues from the Company's gas operations for the years 1996, 1995 and 1994 were $684 million, $591 million and $586 million, respectively.

The increase in 1996 gas revenues when compared to 1995 is attributable to a 3.2% gas rate increase which became effective on December 1, 1995, an increase in sales volumes, an increase in gas fuel expense recoveries and revenues generated through the Company's continuing efforts to provide non-traditional services, including off-system sales. The increase in 1995 revenues when compared to 1994 is attributable to a 3.8% gas rate increase, effective December 1, 1994, offset by a decrease in fuel expense recoveries.

The Company experienced a 6.3% increase in firm sales volumes in 1996 compared to 1995, due to the addition of approximately 5,100 gas space heating customers and colder weather during the 1996 heating season when compared to the prior year. The increase in sales volumes caused by variations in weather has a limited impact on revenues as the Company's current gas rate structure includes a weather normalization clause which mitigates the impact on revenues of experiencing weather that is warmer or colder than normal.

The Company continues to increase its space heating penetration through various marketing programs, and as a result of these efforts has added approximately 20,000 gas space heating customers over the past three years.

The recovery of gas fuel expenses in 1996 when compared to 1995 increased approximately $31 million as a result of higher average gas prices and increased per customer usage due to colder weather than experienced in the prior year. In 1995, the Company experienced a decrease of $24 million in the recoveries of gas fuel expenses when compared to the same period of 1994, primarily due to lower average gas prices.

In 1996, non-traditional revenues totaled $46 million, including $37 million for off-system sales. In 1995 and 1994, revenues from off-system sales totaled $24 million and $26 million, respectively. Profits generated from off-system sales are allocated 85% to the firm gas ratepayer and 15% to the shareowners, in accordance with PSC mandates.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Fuel and purchased power expenses for the years 1996, 1995 and 1994 were as follows:

                                                   (In millions of dollars)
--------------------------------------------------------------------------------
                                               1996          1995        1994
--------------------------------------------------------------------------------
Fuel for Electric Operations
  Oil                                         $ 158         $  98       $ 145
  Gas                                           138           149         101
  Nuclear                                        15            14          15
  Purchased Power                               329           310         308
--------------------------------------------------------------------------------
Total                                           640           571         569
--------------------------------------------------------------------------------
Gas Fuel                                        323           264         279
--------------------------------------------------------------------------------
Total                                         $ 963         $ 835       $ 848
================================================================================


Electric fuel and purchased power mix for the years 1996, 1995 and 1994 were as follows:

                                                           (In thousands of MWH)
--------------------------------------------------------------------------------
                             1996                  1995                1994
--------------------------------------------------------------------------------
                            MWH         %      MWH         %      MWH         %
Oil                        4,219       24%    3,099       17%    4,480       25%
Gas                        4,542       25     6,344       36     4,056       23
Nuclear                    1,558        9     1,301        7     1,498        9
Purchased Power            7,388       42     7,143       40     7,640       43
--------------------------------------------------------------------------------
Total                     17,707      100%   17,887      100%   17,674      100%
================================================================================

During 1996, the Company completed the first of two planned conversions of oil fired steam generating units at its Port Jefferson Power Station to dual firing units, bringing the total number of steam units capable of burning natural gas to eight. Of the Company's eight steam generation units capable of burning natural gas, six are dual-fired, providing the Company with the ability to burn the most cost efficient fuel available, consistent with seasonal environmental requirements, thereby providing customers with the lowest possible cost energy. The conversion of the second unit at Port Jefferson has a projected completion date of May 1997.

As a result of a sharp increase in the cost of natural gas during the year, generation with oil became more economical than generation with gas. The total barrels of oil consumed for electric operations were 7.1 million, 5.2 million, and 7.5 million for the years 1996, 1995 and 1994, respectively.

Cogenerators, Independent Power Producers (IPPs) and energy supplied from a facility in Holtsville, New York, owned by the New York Power Authority (NYPA), and constructed for the benefit of the Company, provided approximately 16% of the total energy made available by the Company in 1996 and 1995, compared to approximately 14% in 1994. Increases in purchase power expenses in 1996 compared to 1995 is due to increases in the average unit price and in the quantity purchased. The increase in purchased power expenses in 1995 compared to 1994 is primarily attributable to increased purchases from the NYPA Holtsville facility which began commercial operations in 1994.

Gas system fuel expense increased in 1996 by $58 million when compared with 1995, due to higher firm sales volumes, a 26% increase in the Company's average price of gas and higher off-system gas sales. In 1995, this expense decreased by $15 million when compared with 1994, as a result of a decline in the average price of gas, despite higher sales volumes.

Variations in fuel costs have no impact on operating results as the Company's current rate structures include fuel adjustment clauses whereby variations between actual fuel costs and fuel costs included in base rates are deferred and subsequently returned to or collected from customers. However, in a period when base electric fuel costs are in excess of actual electric fuel costs, such amounts are credited to the RMC.

OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, were $499 million, $511 million and $541 million, for the years 1996, 1995 and 1994, respectively. The decrease in O&M for 1996 compared to 1995 and 1995 compared to 1994 was primarily due to the Company's continuing cost containment program which resulted in lower plant maintenance expenses, lower distribution expenses and lower administrative and general expenses.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) represents the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC is adjusted monthly for the operation of the Company's Fuel Moderation Component (FMC) mechanism and the difference between the Company's share of actual operating costs at Nine Mile Point Nuclear Power Station, Unit 2 (NMP2) and amounts provided for in electric rates.

In 1996, the Company recorded a non-cash credit to income of approximately $50 million, representing the amount by which revenue requirements exceeded revenues provided for under the current electric rate structure. Partially offsetting this accretion were the effects of the FMC mechanism and the differences between actual and adjudicated operating costs for NMP2, as discussed above. The adjustments to the accretion of the RMC totaled $26 million, of which $24 million was derived from the operation of the FMC mechanism.

In 1995 and 1994, the Company recorded non-cash charges to income of approximately $22 million and $198 million, respectively, after giving effect to the credits generated principally by the operation of the FMC mechanism. FMC credits for 1995 and 1994 totaled $87 million and $83 million, respectively.

For a  further  discussion  of  the  RMC,  see  Note  3 of  Notes  to  Financial
Statements.

OTHER REGULATORY AMORTIZATION

In 1996, the net total of other regulatory amortization was a non-cash charge to income of $127 million, compared to $162 million in 1995 and $4 million in 1994.

The change from 1996 to 1995 is primarily attributable to the operation of the revenue reconciliation mechanism included in the Company's electric rate structure, partially offset by a non-cash charge to income recorded to reduce the Company's earnings to the levels provided for in rates for both the electric and gas businesses.

The electric revenue reconciliation mechanism, as established under the LILCO Ratemaking and Performance Plan (LRPP), eliminates the impact on earnings of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from differences between actual and adjudicated net margin sales levels are deferred on a monthly basis during the rate year. The Company recorded a non-cash charge to income of approximately $3 million and $64 million for the years 1996 and 1995, respectively, representing a net margin level in excess of that provided for in rates. The decrease between 1996 and 1995 was the result of an increase in the adjudicated net margin sales levels and cooler summer weather in 1996 when compared to 1995.

Earnings in excess of the Company's allowed return on common equity generated by the electric business was approximately $9 million for the 1996 rate year compared to approximately $6 million for the 1995 rate year. In accordance with the Company's electric rate structure, earnings above the allowed return on common equity are applied against the RMC balance. The ratepayers' portion of gas earnings in excess of a 10.6% return on common equity totaled $10 million for the 1996 rate year compared to $1 million in 1995.

In 1995, other regulatory amortization was higher than 1994 as a result of the operation of the revenue reconciliation mechanism and an increase in the amortization of prior period LRPP deferrals, as more fully discussed in Note 3 of Notes to Financial Statements.

OPERATING TAXES

Operating taxes were $472 million, $448 million and $407 million for the years 1996, 1995 and 1994, respectively. The increase in 1996 compared to 1995 is primarily attributable to increased property taxes, as well as higher gross receipts taxes due to increased revenues. The increase in 1995 when compared to 1994 is primarily attributable to higher property taxes.

FEDERAL INCOME TAX

Federal income tax was $209 million, $206 million and $177 million for the years 1996, 1995 and 1994, respectively. The increase in federal income tax in 1996 when compared to 1995 was primarily attributable to higher earnings, partially offset by the utilization of investment tax credits. The increase in 1995 when compared to 1994 was primarily attributable to higher earnings and the amortization of previously deferred taxes resulting from a change in corporate tax rates.

OTHER INCOME AND DEDUCTIONS, NET

Other income and deductions, totaled $19 million for 1996, compared to $34 million and $35 million for 1995 and 1994, respectively. The decrease in 1996 when compared to 1995 is primarily attributable to the recognition of nonrecurring expenditures associated with one of the Company's wholly-owned subsidiaries, a decrease in non-cash carrying charge income associated with regulatory assets not currently in rate base and the recognition in 1995 of certain litigation proceeds related to the construction of the Shoreham Nuclear Power Station. The change from 1995 when compared to 1994, in addition to the effects of the litigation proceeds, resulted from lower non-cash carrying charges and lower incentive income as a result of the PSC rate order for the rate year ended November 30, 1995, which eliminated certain performance-based incentives.

INTEREST EXPENSE

Lower interest expense in 1996 compared to 1995, and in 1995 compared to 1994 is primarily attributable to lower outstanding debt levels, partially offset by higher letter of credit and commitment fees associated with the change in the Company's credit rating in 1996. For a further discussion of the Company's investment ratings, see the discussion below under the heading "Investment Rating". The Company's strategy continues to be the application of available cash balances toward the satisfaction of maturing debt whenever practicable. Accordingly, in 1996, the Company used cash on hand and cash previously deposited with the Trustee of the General & Refunding (G&R) Mortgage to satisfy the mandatory redemption of $415 million of the Company's G&R Bonds. During 1995, the Company used approximately $75 million of cash on hand to redeem, prior to maturity, the remaining outstanding First Mortgage Bonds.

LIQUIDITY

During 1996, cash generated from operations exceeded the Company's operating, construction and dividend requirements. This positive cash flow is the result of, among other things: (i) the Company's continuing efforts to reduce both O&M expenses and construction expenditures; (ii) lower interest payments resulting from lower debt levels; and (iii) increased revenues from off-system gas sales.

At December 31, 1996, the Company's cash and cash equivalents amounted to approximately $280 million, compared to $351 million at December 31, 1995. In addition, the Company has available for its use a revolving line of credit through October 1, 1997, provided by its 1989 Revolving Credit Agreement (1989
RCA). In July 1996, at the Company's request, the amount committed by the banks participating in the facility was reduced from $300 million to $250 million. The Company believes this action is appropriate given the levels of cash on hand, projected future cash generated from operations and modest debt and preferred stock maturities through 1998. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories. For a further discussion of the 1989 RCA, see Note 7 of Notes to Financial Statements.

In January 1996, the Company received approximately $81 million, including interest, from Suffolk County pursuant to a judgment in the Company's favor that found that the Shoreham property was overvalued for property tax purposes between 1976 and 1983 (excluding 1979 which had previously been settled). The Company has petitioned the PSC to allow the Company to reduce the RMC balance by the amount received, net of litigation costs incurred by the Company. The PSC has not yet acted on the Company's petition and, therefore, such amounts continue to be deferred on the Company's balance sheet as other regulatory liabilities.

In November 1996, the New York State Supreme Court ruled that Shoreham had also been over-assessed for real property tax purposes for the years 1984 through 1992. Based on this over-assessment, the Company has preliminarily estimated that it is entitled to a tax refund of approximately $500 million plus interest. If the assessment for the 1991-92 tax year is used to determine the proper amount of payments-in-lieu-of-taxes (PILOTs), this ruling should also result in a refund of approximately $260 million plus interest for PILOTs for the years 1992-1996.

The refund of any real property taxes, PILOTs, and interest thereon, net of litigation costs, will be used to reduce electric rates in the future. However, the court's ruling is subject to appeal and, as a result, the Company is unable to determine the amount and timing of any real property tax and PILOT refunds.

The Company does not intend to access the financial markets during 1997 to meet any of its operating, construction or refunding requirements, including the retirement of its $250 million of maturing debt on February 15, 1997. However, if necessary, the Company will avail itself of interim financing via the 1989 RCA to satisfy a portion of the debt maturing in

February 1997. The Company will avail itself of any tax-exempt financing made available to it by the New York State Energy Research and Development Authority (NYSERDA). With respect to the repayment of $101 million of maturing debt in 1998 and the repayment of $454 million of maturing debt and $22 million of mandatory redemption requirements of preferred stock in 1999, the Company intends to use cash generated from operations to the maximum extent practicable.

In 1990 and 1992, the Company received Revenue Agents' Reports disallowing certain deductions and credits claimed by the Company on its federal income tax returns for the years 1981 through 1989. The Revenue Agents' Reports reflect proposed adjustments to the Company's federal income tax returns for this period which, if sustained, would give rise to tax deficiencies totaling approximately $227 million. The Company believes that any such deficiencies as finally determined would be significantly less than the amounts proposed in the Revenue Agents' Reports. The Company has protested some of the proposed adjustments which are presently under review by the Regional Appeals Office of the Internal Revenue Service. The Company believes that cash balances at the time of settlement will be sufficient to satisfy any settlement reached. However, if necessary, the Company will avail itself of interim financing via the 1989 RCA to meet this obligation. The Company currently believes that a settlement of the 1981 through 1989 years should be reached with the Regional Appeals Office sometime in 1997.

CAPITALIZATION

The Company's capitalization, including current maturities of long-term debt and current redemption requirements of preferred stock, at December 31, 1996 and 1995, was $7.9 billion and $8.3 billion, respectively. At December 31, 1996 and 1995, the Company's capitalization ratios were as follows:

                                               1996               1995
-----------------------------------------------------------------------
   Long-term debt                              59.3%              61.8%
   Preferred stock                              8.9                8.6
   Common shareowners' equity                  31.8               29.6
-----------------------------------------------------------------------
                                              100.0%             100.0%
=======================================================================

In support of the Company's continuing goal to reduce its debt ratio, the Company, in 1996, retired at maturity $415 million of G&R Bonds, with cash on hand and cash previously deposited with the Trustee of the G&R Mortgage. The Company expects to use cash on hand to satisfy the $250 million of G&R Bonds scheduled to mature in February 1997. However, if necessary, the Company will avail itself of interim financing via the 1989 RCA to satisfy a portion of this obligation.

INVESTMENT RATING

The Company's securities are rated by Standard and Poor's (S&P), Moody's Investors Service, Inc. (Moody's), Fitch Investors Service, L.P. (Fitch) and Duff & Phelps Credit Rating Co. (D&P). The rating agencies have been watching the electric utility industry closely and have expressed concern regarding the ability of high cost utilities, such as the Company, to recover all of their fixed costs in a competitive, deregulated marketplace.

In June 1996, Moody's downgraded its rating of the Company's G&R Bonds from minimum investment grade to one notch below minimum investment grade. Moody's also downgraded its ratings of the Company's debentures and preferred stock, which were already below minimum investment grade.

In November 1996, Moody's revised its outlook on the Company's G&R Bonds, debentures and preferred stock from negative to stable, as a result of a New York State Supreme Court ruling that found that Shoreham had been overvalued for real property taxes for the years 1984 through 1992. For a further discussion of this ruling, see Item 3, Legal Proceedings.

As a result of the announcement of the merger agreement on December 29, 1996 between the Company and The Brooklyn Union Gas Company, the Company's bond ratings "outlook"/"Credit Watch" was raised to "positive" by Moody's, S & P and Fitch. D&P has reaffirmed the Company's ratings but maintains a rating watch with uncertain implications.

At December 31, 1996 the ratings for each of the Company's principal securities were as follows:

                       S&P      MOODY'S      FITCH    D&P
--------------------------------------------------------------------------------
G&R Bonds              BBB-     Ba1          BBB-     BBB
Debentures             BB+      Ba3          BB+      BB+
PREFERRED STOCK        BB+      ba3          BB-*     BB
--------------------------------------------------------------------------------
MINIMUM INVESTMENT
   GRADE               BBB-     Baa3         BBB-     BBB-
================================================================================

Bold face indicates securities that meet or exceed minimum investment grade.

* In December 1996, Fitch announced that it will begin rating preferred stock on the same scale as investment grade and speculative bonds and, as a result, the Company's preferred stock is now rated BB-.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for 1996 and 1995 were as follows:

                                                (In millions of dollars)
------------------------------------------------------------------------
                                                      1996          1995
------------------------------------------------------------------------
CAPITAL REQUIREMENTS
Construction*
   Electric                                          $ 142         $ 144
   Gas                                                  71            79
   Common                                               27            21
------------------------------------------------------------------------
Total Construction                                     240           244
------------------------------------------------------------------------
Refundings and Dividends
   Long-term debt                                      415           100
   Preferred stock                                       5             5
   Common stock dividends                              214           211
   Preferred stock dividends                            52            53
------------------------------------------------------------------------
Total Refundings and Dividends                         686           369
------------------------------------------------------------------------
Shoreham Post-settlement Costs                          52            71
------------------------------------------------------------------------
TOTAL CAPITAL REQUIREMENTS                           $ 978         $ 684
========================================================================
CAPITAL PROVIDED
Cash generated from operations                       $ 892         $ 772
Long-term debt issued                                    -            49
Common stock issued                                     19            20
Increase(decrease) in cash                              71          (166)
OTHER INVESTING ACTIVITIES                              (4)            9
------------------------------------------------------------------------
Total Capital Provided                               $ 978         $ 684
========================================================================

* Excludes non-cash allowance for other funds used during construction. For further information, see the Statement of Cash Flows.

For 1997,  total capital  requirements  (excluding  common stock  dividends) are estimated to be $629 million, of which maturing debt is $251 million, construction requirements are $282 million, preferred stock dividends are $52 million, preferred stock sinking funds are $1 million and Shoreham post-settlement costs are $43 million (including $41 million for payments-in-lieu-of-taxes). The Company believes that cash generated from operations coupled with beginning cash balances will be sufficient to meet all capital requirements in 1997.

Based upon the projections of peak demand for electric power, the Company believes it will need to acquire additional generating or demand-side resources starting in 1998 in order to maintain satisfactory electric supply. The Company's Integrated Electric Resource Plan (IERP), recommends a combination of a peak load reduction demand-side management program and a capacity purchase as the most economical method of meeting this need. The IERP projects that new electric generating capacity will need to be installed on Long Island to meet peak demand in the summer of 2001. It is anticipated that such new capacity would be acquired through a competitive bidding process.

MERGER AGREEMENT WITH THE BROOKLYN UNION GAS COMPANY

On December 29, 1996, the Company and The Brooklyn Union Gas Company (Brooklyn Union) entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the companies will be merged in a transaction that will result in the formation of a new holding company. The new holding company, which has not yet been named, will serve approximately 2.2 million customers and have revenues of more than $4.5 billion. The merger is expected to be accomplished through a tax-free exchange of shares and accounted for as a pooling of interests.

The description of the Share Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Share Exchange Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1996.

The proposed transaction, which has been approved by both companies' boards of directors, would unite the resources of the Company with the resources of Brooklyn Union. Brooklyn Union, with approximately 3,300 employees, distributes natural gas at retail, primarily in a territory of approximately 187 square miles which includes the boroughs of Brooklyn and Staten Island and approximately two-thirds of the borough of Queens, all in New York City. Brooklyn Union has energy-related investments in gas exploration, production and marketing in the United States and Canada, as well as energy services in the United States, including cogeneration products, pipeline transportation and gas storage.

Under the terms of the proposed transaction, the Company's common shareowners will receive .803 shares (the Ratio) of the new holding company's common stock for each share of the Company's common stock that they currently hold. Brooklyn Union common shareowners will receive one share of common stock of the new holding company for each common share of Brooklyn Union they currently hold. Shareowners of the Company will own approximately 66% of the common stock of the new holding company while Brooklyn Union shareowners will own approximately 34%. The proposed transaction will have no effect on either company's debt issues or outstanding preferred stock.

The Share Exchange Agreement contains certain covenants of the parties pending the consummation of the transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels and may not issue capital stock beyond certain limits. The Share Exchange Agreement also contains restrictions on, among other things, charter and by-law amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions. Accordingly, the Company's ability to engage in certain activity described herein may be limited or prohibited by the Share Exchange Agreement.

Upon completion of the merger, Dr. William J. Catacosinos will become chairman and chief executive officer of the new holding company; Mr. Robert B. Catell, currently chairman and chief executive officer of Brooklyn Union, will become president and chief operating officer of the new holding company. One year after the closing, Mr. Catell will succeed Dr. Catacosinos as chief executive officer, with Dr. Catacosinos continuing as chairman. The board of directors of the new company will be composed of 15 members, six from the Company, six from Brooklyn Union and three additional persons previously unaffiliated with either company and jointly selected by them.

The companies will continue their respective current dividend policies until the closing, consistent with the provisions of the Share Exchange Agreement. It is expected that the new holding company's dividend policy will be determined prior to closing.

The merger is conditioned upon, among other things, the approval of the merger by the holders of two-thirds of the outstanding shares of common stock of each of the Company and Brooklyn Union and the receipt of all required regulatory approvals. The Company is unable to determine when or if all required approvals will be obtained.

In 1995, the Long Island Power Authority (LIPA), an agency of the State of New York (NYS), was requested by the Governor of NYS to develop a plan, pursuant to its authority under NYS law, to provide an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property tax payers on Long Island.

The Share Exchange Agreement contemplates that discussions, which are currently in progress, will continue with LIPA to arrive at an agreement mutually acceptable to the Company, Brooklyn Union and LIPA, pursuant to which LIPA would acquire certain assets or securities of the Company, the consideration for which would inure to the benefit of the new holding company. In the event that such a transaction is completed, the Ratio would become .880. In connection with discussions with LIPA, LIPA has indicated that it may exercise its power of eminent domain over all or a portion of the Company's assets or securities, in order to achieve its objective of reducing current electric rates, if a negotiated agreement cannot be reached. The Company is unable to determine when or if an agreement with LIPA will be reached, or what action, if any, LIPA will take if such an agreement is not reached.

RATE MATTERS

ELECTRIC

In 1995, the Company submitted a compliance filing requesting that the PSC extend the provisions of its 1995 electric rate order, discussed below, through November 30, 1996. This filing was updated by the Company in August 1996 and approved by the PSC in January 1997.

During 1996, the PSC instituted numerous initiatives intended to lower electric rates on Long Island. The Company shares the PSC's concern regarding electric rate levels and is prepared to assist the PSC in pursuing any reasonable opportunity to reduce electric rates. The initiatives instituted were as follows:

   An Order to Show Cause, issued in February 1996, to examine various opportunities to reduce the Company's electric rates;

   An Order, issued in April 1996, expanding the scope of the Order to Show Cause proceeding in an effort to provide "immediate and substantial rate relief." This order directed the Company to file financial and other information sufficient to provide a legal basis for setting new rates for both the single rate year (1997) and the three-year period 1997 through 1999; and

   An Order, issued in July 1996, to institute an expedited temporary rate phase in the Order to Show Cause proceeding to be conducted in parallel with the ongoing phase concerning permanent rates.

The Order issued in July requested that interested parties file testimony and exhibits sufficient to provide a basis for the PSC to decide whether the Company's electric rates should be made temporary and, if so, the proper level of such temporary rates. The Staff of the PSC (Staff), in response to this Order, recommended that the Company's rates be reduced on a temporary basis by 4.2% effective October 1, 1996, until the permanent rate case is decided. In its filing, the Company sought to demonstrate that current electric rate levels were appropriate and that there was no justification for reducing them. Although evidentiary hearings on the Company's, Staff's and other interested parties' submissions were subsequently held on an expedited basis to enable the PSC to render a decision on the Company's rates, as of the date of this report, the PSC has yet to take any action.

In September  1996, the Company  completed the filing of a multi-year  rate plan
(Plan) in compliance with the April 1996 Order. Major elements of the Plan include: (i) a base rate freeze for the three-year period December 1, 1996 through November 30, 1999; (ii) an allowed return on common equity of 11.0% through the term of the Plan with the Company fully retaining all earnings up to 12.66%, and sharing with the customer any earnings above 12.66%; (iii) the continuation of existing LRPP revenue and expense reconciliation mechanisms and performance incentive programs; (iv) crediting all net proceeds from the Shoreham property tax litigation to the RMC to reduce its balance; and (v) a mechanism to fully recover any outstanding RMC balance at the end of the 1999 rate year through inclusion in the Fuel Cost Adjustment (FCA), over a two-year period.

1995 Electric Rate Order

The basis of the 1995 Order included minimizing future electric rate increases while continuing to provide for the recovery of the Company's regulatory assets and retaining consistency with the Rate Moderation Agreement's (RMA) objective of restoring the Company to financial health.

The 1995 Order, which became effective December 1, 1994, froze base electric rates, reduced the Company's allowed return on common equity from 11.6% to 11.0% and modified or eliminated certain performance-based incentives, as discussed below.

The LRPP, originally approved by the PSC in November 1991, contained three major components: (i) revenue reconciliation; (ii) expense attrition and reconciliation; and (iii) performance-based incentives. In the 1995 Order, the PSC continued the three major components of the LRPP with modifications to the expense attrition and reconciliation mechanism and the performance-based incentives. The revenue reconciliation mechanism remains unchanged.

Revenue reconciliation provides a mechanism that eliminates the impact of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenues, net of fuel expenses and gross receipts taxes). The difference between actual and adjudicated net margin levels are deferred on a monthly basis during the rate year.

The expense attrition and reconciliation component permits the Company to make adjustments for certain expenses recognizing that these cost increases are unavoidable due to inflation and changes outside the control of the Company. Pursuant to the 1995 Order, the Company is permitted to reconcile expenses for property taxes only, whereas under the original LRPP the Company was able to reconcile expenses for wage rates, property taxes, interest costs and demand side management (DSM) costs.

The original LRPP had also provided for the deferral and amortization of certain cost variances for enhanced reliability, production operations and maintenance expenses and the application of an inflation index to other expenses. Under the 1995 Order, these deferrals have been eliminated and any unamortized balances were credited to the RMC during 1995.

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

The partial pass-through fuel incentive program remains unchanged. Under this incentive, the Company can earn or forfeit up to 20 basis points of the allowed return on common equity.

For the rate year ended November 30, 1996, the Company earned 20 basis points, or approximately $4.3 million, net of tax effects, as a result of its performance under all incentive programs. For the rate years ended November 30, 1995 and 1994, the Company earned 19 and 50 basis points, respectively, or approximately $4.0 million and $9.2 million, respectively, net of tax effects, under the incentive programs in effect at those times.

The deferred balances resulting from the net margin and expense reconciliations, and earned performance-based incentives are netted at the end of each rate year, as established under the LRPP and continued under the 1995 Order. The first $15 million of the total deferral is recovered from or credited to ratepayers by increasing or decreasing the RMC balance. Deferrals in excess of the $15 million, upon approval of the PSC, are refunded to or recovered from the customers through the FCA mechanism over a 12-month period.

For the rate year ended November 30, 1996, the amount to be returned to customers resulting from the revenue and expense reconciliations, performance-based incentive programs and associated carrying charges totaled $14.5 million. Consistent with the mechanics of the LRPP, it is anticipated that the entire balance of the deferral will be used to reduce the RMC balance upon approval by the PSC of the Company's reconciliation filing which was submitted to the PSC in January 1997. For the rate year ended November 30, 1995, the Company recorded a net deferred LRPP credit of approximately $41 million. The first $15 million of the deferral was applied as a reduction to the RMC while the remaining portion of the deferral of $26 million will be returned to customers through the FCA when approved by the PSC. For the rate year ended November 30, 1994, the Company recorded a net deferred charge of approximately $79 million. The first $15 million of the deferral was applied as an increase to the RMC while the remaining deferral of $64 million was recovered from customers.

Another mechanism of the LRPP provides that earnings in excess of the allowed return on common equity, excluding the impacts of the various incentive and/or penalty programs, are used to reduce the RMC. For the rate years ended November 30, 1996 and 1995, the Company earned $9.1 million and $6.2 million, respectively, in excess of its allowed return on common equity. These excess earnings were applied as reductions to the RMC. In 1994, the Company did not earn in excess of its allowed return on common equity.

The Company is currently unable to predict the outcome of any of the rate proceedings currently before the PSC and their effect, if any, on the Company's financial position, cash flows or results of operations.

GAS

In December 1993, the PSC approved a three year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provided annual gas rate increases of 4.7%, 3.8% and 3.2% for each of the three rate years beginning December 1, 1993, 1994, and 1995, respectively. In the determination of the revenue requirements for the gas rate settlement, an allowed return on common equity of 10.1% was used.

The gas rate settlement also provided that earnings in excess of a 10.6% return on common equity be shared equally between the Company's firm gas customers and its shareowners. For the rate years ended November 30, 1996, 1995 and 1994, the firm gas customers' portion of gas earnings in excess of the allowed return on common equity totaled approximately $10 million, $1 million and $7 million, respectively. In 1996, the Company was granted permission by the PSC to apply the customers' portion of the gas excess earnings and associated carrying charges for the 1995 and 1994 rate years to the recovery of deferred costs associated with postretirement benefits other than pensions and costs incurred for investigation and remediation of manufactured gas plant (MGP) sites. The Company has requested that the same treatment be granted for the disposition of the customers' portion of the 1996 rate year gas excess earnings.

The Company currently has no gas rate filings before the PSC and does not intend to file a gas rate case during the current rate year, unless required to do so in connection with the proposed merger with Brooklyn Union.


COMPETITIVE ENVIRONMENT

The electric industry continues to undergo fundamental changes as regulators, elected officials and customers seek lower energy prices. These changes, which may have a significant impact on future financial performance of electric utilities, are being driven by a number of factors including a regulatory environment in which traditional cost-based regulation is seen as a barrier to lower energy prices. In 1996, both the PSC and the Federal Energy Regulatory Commission (FERC) continued their separate, but in some cases parallel, initiatives with respect to developing a framework for a competitive electric marketplace.

THE ELECTRIC INDUSTRY - STATE REGULATORY ISSUES

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

As a result of the Competitive Opportunities Proceedings, in May 1996, the PSC issued an order (Order) which stated its belief that introducing competition to the electric industry in New York has the potential to reduce electric rates over time, increase customer choice and encourage economic growth. The Order calls for a competitive wholesale power market to be in place by early 1997 which will be followed by the introduction of retail access for all customers by early 1998.

The PSC stated that competition should be transitioned on an individual company basis, due to differences in individual service territories, the level and type of strandable investments (I.E., costs that utilities would have otherwise recovered through rates under traditional cost of service regulation that, under market competition, would not be recoverable) and utility specific financial conditions.

The Order contemplates that implementation of competition will proceed on two tracks. The Order requires that each major electric utility file a rate/restructuring plan which is consistent with the PSC's policy and vision for increased competition. Those plans were submitted by October 1, 1996, in compliance with the Order. However, the Company was exempted from this requirement due to the PSC's separate investigation of the Company's rates and LIPA's examination of the Company's structure. Since October 1, 1996, proceedings have commenced for the five electric utilities which filed restructuring plans in accordance with track one and the Company has intervened in each of these proceedings.

The PSC order also anticipated that certain other filings would be made on October 1, 1996, by all New York State utilities, to both the PSC and the FERC. The filings were to address the delineation of transmission and distribution facilities jurisdiction between the FERC or the PSC, a pricing of each company's transmission services, and a joint filing by all the utilities to address the formation of an Independent System Operator (ISO) and the creation of a market exchange that will establish spot market prices. Although there were extensive collaborative meetings among the parties, it was not possible for the additional filings to be completed by October 1, 1996. While these discussions are continuing in an attempt to narrow the differences among the parties, on December 31, 1996, the NYPP members submitted a compliance filing to the FERC which provides open membership and comparable services to eligible entities in accordance with FERC Order 888, discussed below. The New York State utilities submitted the full ISO/Power Exchange filing to the FERC, in January 1997 which proposes to establish a competitive wholesale marketplace in New York State for electric energy and transmission pricing at market based rates.

The PSC envisions that a fully operational wholesale competitive structure will foster the expeditious movement to full retail competition. The PSC's vision of the retail competitive structure, known as the Flexible Retail Poolco Model, consists of: (i) the creation of an ISO to coordinate the safe and reliable operation of electric generation and transmission; (ii) open access to the transmission system, which would be regulated by the FERC; (iii) the continuation of a regulated distribution company to operate and maintain the distribution system; (iv) the deregulation of energy/customer services such as meter reading and customer billing; (v) the ability of customers to choose among suppliers of electricity; and (vi) the allowance of customers to acquire electricity either by long-term contracts, purchases on the spot market or a combination of the two.

One issue discussed in the Order that could affect the Company is strandable investments. The PSC stated in its Order that it is not required to allow recovery of all prudently incurred investments, that it has considerable discretion to set rates that balance ratepayer and shareholder interests, and that the amount of strandable investments that a utility will be permitted to recover will depend on the particular circumstances of each utility. Additionally, the Order provided that every effort should be made by utilities to mitigate these costs prior to seeking recovery.

Certain aspects of the restructuring envisioned by the PSC--particularly the PSC's apparent determinations that it may deny the utilities recovery of prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market--could, if implemented, have a negative impact on the operations and financial conditions of New York's investor-owned electric utilities, including the Company.

The Company is party to a lawsuit commenced in September 1996 by the Energy Association of New York State and the state's other investor-owned electric utilities (collectively, Petitioners) against the PSC in New York Supreme Court, Albany County (THE ENERGY ASSOCIATION OF NEW YORK STATE, ET AL. V. PUBLIC SERVICE COMMISSION OF THE STATE OF NEW YORK, ET AL.). The Petitioners have requested that the Court declare that the Order is unlawful or, in the alternative, that the Court clarify that the PSC's statements in the Order constitute simply a policy statement with no binding legal effect. In November 1996, the Court issued a Decision and Order denying the Petitioners' request to invalidate the Order. Although the Court stated that most of the Order is a non-binding statement of policy, the Court rejected the Petitioners' substantive challenges to the Order. In December 1996, Petitioners filed a notice of appeal with the Third Department of the Appellate Division of the New York State Supreme Court. The litigation is ongoing and the Company is unable at this time to predict the likelihood of success or the impact of the litigation on the Company's financial position, cash flows or results of operations. Oral argument in the Appellate Division has not yet been scheduled, but a decision is expected by the end of 1997.

THE ELECTRIC INDUSTRY - FEDERAL REGULATORY ISSUES

In April 1996, in response to its Notice of Proposed Rulemaking issued in March 1995, the FERC issued two orders relating to the development of competitive wholesale electric markets.

Order 888 is a final rule on open transmission access and stranded cost recovery and provides that the FERC has exclusive jurisdiction over interstate wholesale wheeling and that utility transmission systems must now be open to qualifying sellers and purchasers of power on a non-discriminatory basis.

Order 888  allows  utilities  to  recover  legitimate,  prudent  and  verifiable stranded costs associated with wholesale transmission, including the circumstances where full requirements customers become wholesale transmission customers, such as where a municipality establishes its own electric system.

With respect to retail wheeling, the FERC concluded that it has jurisdiction over rates, terms and conditions of service, but would leave the issue of recovery of the costs stranded by retail wheeling to the states.

Order 888 required utilities to file open access tariffs under which they would provide transmission services, comparable to those which they provide themselves and to third parties on a non-discriminatory basis. Additionally, utilities must use these same tariffs for their own wholesale sales. The Company filed its open access tariff in July 1996.

In September 1996, the FERC ordered Rate Hearings on 28 utility transmission tariffs, including the Company's. On the basis of a preliminary review, the FERC was not satisfied that the tariff rates were just and reasonable. Settlement discussions have been held between the Company and various intervenors concerning the Company's transmission rates. In December 1996, the parties reached a tentative settlement on the rate issues. The procedural schedule was suspended pending filing of the settlement agreement, which is anticipated during the first quarter of 1997. Non-rate issues associated with the Company's open access tariff have not yet been addressed by the FERC.

Order 889, which is a final rule on a transmission pricing bulletin board, addresses the rules and technical standards for operation of an electronic bulletin board that will make available, on a real-time basis, the price, availability and other pertinent information concerning each transmission utility's services. It also addresses standards of conduct to ensure that transmission utilities functionally separate their transmission and wholesale power merchant functions to prevent discriminatory self-dealing. In December 1996, the Company filed its standards of conduct in accordance with the Order.

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

It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the Company would recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71," could then require a significant write-down of all or a portion of the Company's net regulatory assets.

THE COMPANY'S SERVICE TERRITORY

The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of its transmission grid to potential competitors from off the system. However, the changing utility regulatory environment has affected the Company by requiring the Company to co-exist with state and federally mandated competitors. These competitors are non-utility generators (NUGS), NYPA and Municipal Distribution Agencies (MDAs).

The Public Utility Regulatory Policies Act of 1978 (PURPA), the goal of which is to reduce the United States' dependency on foreign oil, to encourage energy conservation and to promote diversification of the fuel supply, has negatively impacted the Company through the encouragement of the NUG industry. PURPA provides for the development of a new class of electric generators which rely on either cogeneration technology or alternate fuels. Utilities are obligated under PURPA to purchase the output of certain of these generators, which are known as qualified facilities (QFs).

In 1996, the Company lost sales to NUGs totaling 422 gigawatt-hours (GWh) representing a loss in electric revenues net of fuel (net revenues) of approximately $34 million, or 1.9% of the Company's net revenues. In 1995, the Company lost sales to NUGs totaling 366 GWh or approximately $28 million or 1.5% of the Company's net revenues.

The increase in lost net revenues resulted principally from the completion of seven facilities that became commercially operational during 1996 and the full year operation of the IPP located at the State University of New York at Stony Brook, NY. The Company estimates that in 1997, sales losses to NUGs will be 429 GWh, or approximately 1.8% of projected net revenues.

The Company believes that load losses due to NUGs have stabilized. This belief is based on the fact that the Company's customer load characteristics, which lack a significant industrial base and related large thermal load, will mitigate load loss and thereby make cogeneration economically unattractive.

Additionally, as mentioned above, the Company is required to purchase all the power offered by QFs which in 1996 approximated 218 megawatts (MW) and in early 1995 approximated 205 MW. The increase was the result of the SUNY Stony Brook facility going on line in mid 1995. The Company estimates that purchases from QFs required by federal and state law cost the Company $63 million and $53 million in 1996 and 1995, respectively, more than it would have cost had the Company generated this power.

QFs have the choice of pricing sales to the Company at either the PSC's published estimates of the Company's long-range avoided costs (LRAC) or the Company's tariff rates, which are modified from time to time, reflecting the Company's actual avoided costs. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (kWh) for utility purchases of power from certain categories of QFs, considerably above the Company's avoided cost. The six cent minimum continues to apply to contracts entered into before June 1992. The Company believes that the repeal of the six cent minimum, coupled with recent PSC updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits of constructing new QFs within its service territory.

The Company has also experienced a revenue loss as a result of its policy of voluntarily providing wheeling of NYPA power for economic development. The Company estimates that in 1996 and 1995 NYPA power displaced approximately 417 GWh and 429 GWh of annual energy sales, respectively. Net revenue loss associated with these volumes of sales is approximately $26 million, or 1.4% of the Company's 1996 net revenues, and $30 million, or 1.6% of the Company's 1995 net revenues. Currently, the potential loss of additional load is limited by conditions in the Company's transmission agreements with NYPA.

A number of customer groups are seeking to hasten consideration and implementation of full retail competition. For example, an energy consultant has petitioned the PSC, seeking alternate sources of power for Long Island school districts. The County of Nassau has also petitioned the PSC to authorize retail wheeling for all classes of electric customers in the county.

In addition, several towns and villages on Long Island are investigating municipalization, in which customers form a government-sponsored electric supply company. This is one form of competition that is likely to increase as a result of the National Energy Policy Act of 1992 (NEPA). NEPA sought to increase economic efficiency in the creation and distribution of power by relaxing restrictions on the entry of new competitors to the wholesale electric power market. NEPA does so by creating exempt wholesale generators that can sell power in wholesale markets without the regulatory constraint placed on utility generators such as on the Company. NEPA also expanded the FERC's authority to grant access to utility transmission systems to all parties who seek wholesale wheeling for wholesale competition. While it should be noted that the FERC's position favoring stranded cost recovery from retail turned wholesale customers will reduce utility risk from municipalization, significant issues associated with the removal of restrictions on wholesale transmission system access have yet to be resolved.

There are numerous towns and villages in the Company's service territory that are considering the formation of a municipally owned and operated electric authority to replace the services currently provided by the Company.

In 1995, Suffolk County issued a request for proposal from suppliers for up to 300 MW of power which the County would then sell to its residential and commercial customers. The County has awarded the bid to two off-Long Island suppliers and has requested the Company to deliver the power. After the Company challenged Suffolk County's eligibility for such service, the County petitioned the FERC to order the Company to provide the requested transmission service.

In December 1996, the FERC ordered the Company to provide transmission services to Suffolk County to the extent necessary to accommodate proposed sales to customers to which it was providing service on the date of enactment of NEPA (this Order could provide Suffolk County with the ability to import up to 200 MW of power on a daily basis). The FERC reserved decision on the remaining 100 MW of Suffolk County's request until the County identifies the ownership or control of distribution facilities that it alleges qualifies it for a wheeling order to Suffolk County customers who were not receiving service on the date of NEPA's enactment. The Company may ask the FERC to reconsider their decision once that decision becomes final, which is not expected for several months. The FERC has yet to determine the pricing of that service. As previously noted, FERC order 888 allows utilities to recover legitimate, prudent and verifiable stranded costs associated with wholesale transmission, including the circumstances where full requirements customers become wholesale transmission customers, such as where a municipality establishes its own electric system.

The matters discussed above involve substantial social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of customers to another, that fails to enhance the provision of least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. The Company is unable to predict what action, if any, the PSC or the FERC may take regarding any of these matters, or the impact on the Company's financial position, cash flows or results of operations if some or all of these matters are approved or implemented by the appropriate regulatory authority.

Notwithstanding the outcome of the state or federal regulatory proceedings, or any other state action, the Company believes that, among other obligations, the State has a contractual obligation to allow the Company to recover its Shoreham-related assets.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local laws and regulations dealing with air and water quality and other environmental matters. Environmental matters may expose the Company to potential liabilities which, in certain instances, may be imposed without regard to fault or for historical activities which were lawful at the time they occurred. The Company continually monitors its activities in order to determine the impact of its activities on the environment and to ensure compliance with various environmental laws. Except as set forth below, no material proceedings have been commenced or, to the knowledge of the Company, are contemplated against the Company with respect to any matter relating to the protection of the environment.

The New York State Department of Environmental Conservation (DEC) has required the Company and other New York State utilities to investigate and, where necessary, remediate their former manufactured gas plant (MGP) sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies are believed to have produced manufactured gas. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products on these sites. Research is underway to determine the existence and nature of operations and their relationship, if any, to the Company or its predecessor companies.

The Company has entered into discussions with the DEC which may lead to the issuance of one or more Administrative Consent Orders (ACO) regarding the management of environmental activities at these properties. Although the exact amount of the Company's remediation costs cannot yet be determined, based on the findings of investigations at two of these six sites, estimates indicate that it will cost approximately $51 million to remediate all of these sites through the year 2005. Accordingly, the Company has recorded a $35 million liability and a corresponding regulatory asset to reflect its belief that the PSC will provide for the future recovery of these costs through rates as it has for other New York State utilities. The $35 million liability reflects the present value of the future stream of payments to investigate and remediate these sites. The Company used a risk-free rate of 7.25% to discount this obligation.

In December 1996, the Company filed a complaint in the United States District Court for the Southern District of New York against 14 of the Company's insurers which issued general comprehensive liability (GCL) policies to the Company. The Company is seeking recovery under the GCL policies for the costs incurred to date and future costs associated with the clean-up of the Company's former MGP sites and Superfund sites for which the Company has been named a potentially responsible party (PRP). The Company is seeking a declaratory judgement that the defendant insurers are bound by the terms of the GCL policies, subject to the stated coverage limits, to reimburse the Company for the remediation costs. The outcome of this proceeding cannot yet be determined.

The Company has been notified by the United States Environmental Protection Agency (EPA) that it is one of many PRPs that may be liable for the remediation of three licensed treatment, storage and disposal sites to which the Company may have shipped waste products and which have subsequently become environmentally contaminated.

At one site, located in Philadelphia, Pennsylvania, and operated by Metal Bank of America, the Company and nine other PRPs, all of which are public utilities, have entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS), which has been completed and is currently being reviewed by the EPA. Under a PRP participation agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS. The level of remediation required will be determined when the EPA issues its decision, but based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million. The Company has recorded a liability of $1.1 million representing its estimated share of the cost to remediate this site based upon its 8.2% responsibility under the RI/FS.

The Company has also been named a PRP for disposal sites in Kansas City, Kansas, and Kansas City, Missouri. The two sites were used by a company named PCB, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, dielectric oils and materials containing PCBs. According to the EPA, the buildings and certain soil areas outside the buildings are contaminated with PCBs.

In 1994, the EPA requested certain of the large PRPs, which include several other utilities, to form a group, sign an ACO, and conduct a remediation program for the sites under the Toxic Substances Control Act, or in the alternative, to perform a Superfund cleanup for the sites. The EPA has provided the Company with documents indicating that the Company was responsible for less than 1% of the materials that were shipped to the Missouri site. The EPA has not yet completed compiling the documents for the Kansas site. The Company intends to join a PRP Group which includes other utilities, which has been organized for the purpose of developing and implementing acceptable remediation programs for the sites. The Company is currently unable to determine its share of the cost to remediate these sites.

In  addition,  the Company  was  notified  that it is a PRP at a Superfund  site located in Farmingdale, New York. Portions of the site are allegedly contaminated with PCBs, solvents and metals. The Company was also notified by other PRPs that it should be responsible for remediation expenses in the amount of approximately $100,000 associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is unable to determine its share of costs of remediation at this site.

During 1996, the Connecticut Department of Environmental Protection (DEP) issued a modification to an ACO previously issued in connection with an investigation of an electric transmission cable located under the Long Island Sound (Sound Cable) that is jointly owned by the Company and the Connecticut Light and Power Company (Owners). The modified ACO requires the Owners to submit to the DEP and DEC a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement and environmental impacts associated with leaks of fluid into the Long Island Sound, which have occurred from time to time. The Company continues to compile required information and coordinate the activities necessary to perform these studies and, at the present time, is unable to determine the costs it will incur to complete the requirements of the modified ACO or to comply with any additional requirements.

Previously, the U.S. Attorney for the District of Connecticut had commenced an investigation regarding occasional releases of fluid from the Sound Cable, as well as associated operating and maintenance practices. The Owners have provided the U.S. Attorney with all requested documentation. The Company believes that all activities associated with the response to occasional releases from the Sound Cable were consistent with legal and regulatory requirements.

In addition, during 1996 the Long Island Soundkeeper Fund, a non-profit organization, filed a suit against the Owners of the Sound Cable in Federal District Court in Connecticut alleging that the Sound Cable fluid leaks constitute unpermitted discharges of pollutants in violation of the Clean Water Act (CWA) and that such pollutants present a threat to the environment and public health. The suit seeks, among other things, injunctive relief prohibiting the Owners from continuing to operate the Sound Cable in alleged violation of the CWA and civil penalties of $25,000 per day for each violation from each of the Owners.

In December 1996, a barge, owned and operated by a third party, dropped anchor, causing extensive damage to the Sound Cable and a release of dielectric fluid into the Long Island Sound. Temporary clamps and leak abaters have been placed on the cables which have stopped the leaks. Permanent repairs are expected to be undertaken in the late spring of 1997. The preliminary estimate of the cost of these repairs is $15 million. The Company intends to seek recovery from third parties for all costs incurred by the Company as a result of this incident. The timing and amount of recovery, if any, cannot yet be determined. In addition, the Owners maintain insurance coverage for the Sound Cable which the Company believes will be sufficient to cover any repair costs. In any event, costs not reimbursed by a third party or not covered by insurance will be shared equally by the Owners.

The Company believes that none of the environmental matters, discussed above, will have a material adverse impact on the Company's financial position, cash flows or results of operations. In addition, the Company believes that all significant costs incurred with respect to environmental investigation and remediation activities, not recoverable from insurance carriers, will be recoverable through rates.

CONSERVATION SERVICES

The Company's 1996 Demand Side Management (DSM) Plan focused on the pursuit of energy efficiency and peak load reduction in a way that had minimal impact on electric rate increases. To assure the success of this strategy, the Company implemented a balanced and cost-effective mix of DSM programs that continued to represent a limited reliance on broad-based rebates and a concentrated emphasis on programs that provided education and information, targeted business development, improved the efficiency of the Company's facilities, induced market transformation and provided financing for energy efficiency. The Company was successful in meeting the PSC energy penalty threshold of 26.7 GWh (80% of 33.3 GWh goal) at a cost less than that provided for in electric rates.

In 1997, the Company plans to continue this strategy with an increased emphasis on programs which facilitate the retention, attraction and expansion of major commercial/industrial customers. Specifically these programs will provide incentives to encourage companies to invest in energy-efficiency as a means to remain, expand or relocate to Long Island. Overall, they will help to improve the economic climate on Long Island as well as the Company's competitiveness as an energy provider. The 1997 Plan targets an annualized energy savings of 28.7 GWh. The Company believes that it will meet the target and avoid any earnings penalty.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the proposed merger with Brooklyn Union and a possible transaction with LIPA as discussed under the heading "Merger Agreement with The Brooklyn Union Gas Company", state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein.

SELECTED FINANCIAL DATA

Additional information respecting revenues, expenses, electric and gas operating income and operations data and balance sheet information for the last five years is provided in Tables 1 through 11 of Item 6: Selected Financial Data. Information with regard to the Company's business segments for the last three years is provided in Note 12 of Notes to Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                          PAGE

        Balance Sheet at December 31, 1996 and 1995........................ 67

        Statement of Income for each of the three years in the
        period ended December 31, 1996..................................... 69

        Statement of Cash Flows for each of the three years in
        the period ended December 31, 1996................................. 70

        Statement of Retained Earnings for each of the three
        years in the period ended December 31, 1996........................ 71

        Statement of Capitalization at December 31, 1996 and
        1995............................................................... 71

        Notes to Financial Statements...................................... 73

        Report of Independent Auditors.....................................111

        Financial Statement Schedules-

           The following  Financial  Statement  Schedule is submitted as part of
           Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report. (All other Financial Statement Schedules are omitted because they are not applicable, or the required information appears in the Financial Statements or the Notes thereto.)

              - Valuation and Qualifying Accounts (Schedule II)............120

FINANCIAL STATEMENTS

BALANCE SHEET
---------------------------------------------------------------------------------
ASSETS                                                 (In thousands of dollars)
---------------------------------------------------------------------------------
at December 31                                            1996              1995
---------------------------------------------------------------------------------

UTILITY PLANT
Electric                                          $  3,882,297      $  3,786,540
Gas                                                  1,154,543         1,086,145
Common                                                 260,268           244,828
Construction work in progress                          112,184           100,521
Nuclear fuel in process and in reactor                  15,454            16,456
---------------------------------------------------------------------------------
                                                     5,424,746         5,234,490
Less - Accumulated depreciation
  and amortization                                   1,729,576         1,639,492
---------------------------------------------------------------------------------
Total Net Utility Plant                              3,695,170         3,594,998
---------------------------------------------------------------------------------

REGULATORY ASSETS
Base financial component
  (less accumulated amortization
  of $757,282 and $656,311)                          3,281,548         3,382,519
Rate moderation component                              402,213           383,086
Shoreham post-settlement costs                         991,795           968,999
Shoreham nuclear fuel                                   69,113            71,244
Unamortized cost of issuing securities                 194,151           222,567
Postretirement benefits other than pensions            360,842           383,642
Regulatory tax asset                                 1,772,778         1,802,383
Other                                                  199,879           229,809
---------------------------------------------------------------------------------
Total Regulatory Assets                              7,272,319         7,444,249
---------------------------------------------------------------------------------

NONUTILITY PROPERTY AND OTHER INVESTMENTS               18,597            16,030
---------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                              279,993           351,453
Special deposits                                        38,266            63,412
Customer accounts receivable
  (less allowance for doubtful
  accounts of $25,000 and $24,676)                     255,801           282,218
LRPP receivable                                              -            74,281
Other accounts receivable                               65,764           107,387
Accrued unbilled revenues                              169,712           184,440
Materials and supplies at average cost                  55,789            63,595
Fuel oil at average cost                                53,941            32,090
Gas in storage at average cost                          73,562            53,076
Deferred tax asset                                     145,205           191,000
Prepayments and other current assets                     8,569             8,986
---------------------------------------------------------------------------------
Total Current Assets                                 1,146,602         1,411,938
---------------------------------------------------------------------------------

DEFERRED CHARGES                                        76,991            60,382
---------------------------------------------------------------------------------

TOTAL ASSETS                                     $ 12,209,679      $ 12,527,597
================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.


CAPITALIZATION AND LIABILITIES                         (In thousands of dollars)
---------------------------------------------------------------------------------
at December 31                                            1996              1995
---------------------------------------------------------------------------------

CAPITALIZATION
Long-term debt                                    $  4,471,675      $  4,722,675
Unamortized discount on debt                           (14,903)          (16,075)
---------------------------------------------------------------------------------
                                                     4,456,772         4,706,600
---------------------------------------------------------------------------------

Preferred stock - redemption required                  638,500           639,550
Preferred stock - no redemption required                63,664            63,934
---------------------------------------------------------------------------------
Total Preferred Stock                                  702,164           703,484
---------------------------------------------------------------------------------

Common stock                                           603,921           598,277
Premium on capital stock                             1,127,971         1,114,508
Capital stock expense                                  (49,330)          (50,751)
Retained earnings                                      840,867           790,919
Treasury stock, at cost                                    (60)                -
---------------------------------------------------------------------------------
Total Common Shareowners' Equity                     2,523,369         2,452,953
---------------------------------------------------------------------------------

Total Capitalization                                 7,682,305         7,863,037
---------------------------------------------------------------------------------

REGULATORY LIABILITIES
Regulatory liability component                         198,398           277,757
1989 Settlement credits                                127,442           136,655
Regulatory tax liability                               102,887           116,060
Other                                                  146,852           132,891
---------------------------------------------------------------------------------
Total Regulatory Liabilities                           575,579           663,363
---------------------------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                   251,000           415,000
Current redemption requirements of preferred stock       1,050             4,800
Accounts payable and accrued expenses                  289,141           260,879
LRPP payable                                            40,499            17,240
Accrued taxes (including federal income
  tax of $25,884 and $28,736)                           63,640            60,498
Accrued interest                                       160,615           158,325
Dividends payable                                       58,378            57,899
Class Settlement                                        55,833            45,833
Customer deposits                                       29,471            29,547
---------------------------------------------------------------------------------
Total Current Liabilities                              949,627         1,050,021
---------------------------------------------------------------------------------

DEFERRED CREDITS
Deferred federal income tax                          2,442,606         2,337,732
Class Settlement                                        98,497           129,809
Other                                                   32,105            34,499
---------------------------------------------------------------------------------
Total Deferred Credits                               2,573,208         2,502,040
---------------------------------------------------------------------------------

OPERATING RESERVES
Pensions and other postretirement benefits             381,996           396,490
Claims and damages                                      46,964            52,646
---------------------------------------------------------------------------------
Total Operating Reserves                               428,960           449,136
---------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                -                 -
---------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES              $ 12,209,679      $ 12,527,597
=================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.


STATEMENT OF INCOME                               (In thousands of dollars except per share amounts)
----------------------------------------------------------------------------------------------------
For year ended December 31                                      1996           1995            1994
----------------------------------------------------------------------------------------------------

REVENUES
Electric                                                 $ 2,466,435    $ 2,484,014     $ 2,481,637
Gas                                                          684,260        591,114         585,670
----------------------------------------------------------------------------------------------------
Total Revenues                                             3,150,695      3,075,128       3,067,307
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Operations - fuel and purchased power                        963,251        834,979         847,986
Operations - other                                           381,076        383,238         406,014
Maintenance                                                  118,135        128,155         134,640
Depreciation and amortization                                153,925        145,357         130,664
Base financial component amortization                        100,971        100,971         100,971
Rate moderation component amortization                       (24,232)        21,933         197,656
Regulatory liability component amortization                  (79,359)       (79,359)        (79,359)
1989 Settlement credits amortization                          (9,214)        (9,214)         (9,214)
Other regulatory amortization                                127,288        161,605           4,328
Operating taxes                                              472,076        447,507         406,895
Federal income tax - current                                  42,197         14,596          10,784
Federal income tax - deferred and other                      168,000        193,742         170,997
----------------------------------------------------------------------------------------------------
Total Operating Expenses                                   2,414,114      2,343,510       2,322,362
----------------------------------------------------------------------------------------------------
Operating Income                                             736,581        731,618         744,945
----------------------------------------------------------------------------------------------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                    25,259         25,274          32,321
Other income and deductions, net                              19,197         34,400          35,343
Class Settlement                                             (20,772)       (21,669)        (22,730)
Allowance for other funds used during construction             2,888          2,898           2,716
Federal income tax - deferred and other                          940          2,800           5,069
----------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                           27,512         43,703          52,719
----------------------------------------------------------------------------------------------------
Income Before Interest Charges                               764,093        775,321         797,664
----------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest on long-term debt                                   384,198        412,512         437,751
Other interest                                                67,130         63,461          62,345
Allowance for borrowed funds used during construction         (3,699)        (3,938)         (4,284)
----------------------------------------------------------------------------------------------------
Total Interest Charges                                       447,629        472,035         495,812
----------------------------------------------------------------------------------------------------

NET INCOME                                                   316,464        303,286         301,852
Preferred stock dividend requirements                         52,216         52,620          53,020
----------------------------------------------------------------------------------------------------

EARNINGS FOR COMMON STOCK                                $   264,248    $   250,666     $   248,832
====================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (000)                      120,361        119,195         115,880
----------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE                                $      2.20    $      2.10     $      2.15
====================================================================================================

DIVIDENDS DECLARED PER COMMON SHARE                      $      1.78    $      1.78     $      1.78
----------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


STATEMENT OF CASH FLOWS                                                 (In thousands of dollars)
-------------------------------------------------------------------------------------------------
For year ended December 31                                      1996          1995          1994
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                              $    316,464   $   303,286   $   301,852
   cash provided by operating activities
  Depreciation and amortization                              153,925       145,357       130,664
  Base financial component amortization                      100,971       100,971       100,971
  Rate moderation component amortization                     (24,232)       21,933       197,656
  Regulatory liability component amortization                (79,359)      (79,359)      (79,359)
  1989 Settlement credits amortization                        (9,214)       (9,214)       (9,214)
  Other regulatory amortization                              127,288       161,605         4,328
  Rate moderation component carrying charges                 (25,259)      (25,274)      (32,321)
  Amortization of cost of issuing and redeeming securities    34,611        39,589        46,237
  Class Settlement                                            20,772        21,669        22,730
  Provision for doubtful accounts                             23,119        17,751        19,542
  Federal income tax - deferred and other                    167,060       190,942       165,928
  Other                                                       66,624        61,576        46,531
Changes in operating assets and liabilities
  Accounts receivable                                         69,215       (67,213)      (17,353)
  Class Settlement                                           (42,084)      (33,464)      (30,235)
  Accrued unbilled revenues                                   14,728       (20,061)        5,663
  Accounts payable and accrued expenses                       28,258        19,100       (44,598)
  Other                                                      (50,574)      (77,194)        6,727
-------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                    892,313       772,000       835,749
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                  (239,896)     (243,586)     (276,954)
Shoreham post-settlement costs                               (51,722)      (70,589)     (167,367)
Other investing activities                                    (4,806)        8,019        (1,349)
-------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (296,424)     (306,156)     (445,670)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from issuance of securities                          18,837        68,726       449,434
Redemption of securities                                    (419,800)     (104,800)     (639,858)
Common stock dividends paid                                 (213,753)     (211,630)     (205,086)
Preferred stock dividends paid                               (52,264)      (52,667)      (52,927)
Other financing activities                                      (369)          529        (4,723)
-------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                       (667,349)     (299,842)     (453,160)
-------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   $     (71,460)  $   166,002   $   (63,081)
=================================================================================================
Cash and cash equivalents at January 1                 $     351,453   $   185,451   $   248,532
Net (decrease) increase in cash and cash equivalents         (71,460)      166,002       (63,081)
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31               $     279,993   $   351,453   $   185,451
=================================================================================================


Interest paid, before reduction for the allowance
   for borrowed funds used during constuction          $     404,663   $   427,988   $   446,340
Federal income tax - paid                              $      45,050   $    14,200   $    10,780
-------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.


STATEMENT OF RETAINED EARNINGS                               (In thousands of dollars)
---------------------------------------------------------------------------------------
                                                          1996        1995        1994
---------------------------------------------------------------------------------------

Balance at January 1                               $   790,919   $ 752,480   $ 711,432
Net income for the year                                316,464     303,286     301,852
---------------------------------------------------------------------------------------
                                                     1,107,383    1,055,766   1,013,284
Deductions
Cash dividends declared on common stock                214,255     212,181     207,794
Cash dividends declared on preferred stock              52,240      52,647      53,046
Other                                                       21          19         (36)
---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                             $   840,867   $ 790,919   $ 752,480
=======================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.


STATEMENT OF CAPITALIZATION                                           Shares Issued                (In thousands of dollars)
-------------------------------------------------------------------------------------------------------------------------------
At December 31                                                   1996              1995              1996             1995
------------------------------------------------------------------------------------------------------------------------------

COMMON SHAREOWNERS' EQUITY
Common stock, $5.00 par value                                120,784,277       119,655,441        $  603,921    $     598,277
Premium on capital stock                                                                           1,127,971        1,114,508
Capital stock expense                                                                                (49,330)         (50,751)
Retained earnings                                                                                    840,867          790,919
Treasury stock, at cost                                            3,485                 -               (60)               -
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREOWNERS' EQUITY                                                                   2,523,369        2,452,953
------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - REDEMPTION REQUIRED
Par value $100 per share
      7.40% Series L                                             161,000           171,500            16,100           17,150
      8.50% Series R                                                   -            37,500                 -            3,750
      7.66% Series CC                                            570,000           570,000            57,000           57,000
Less - Sinking fund requirement                                                                        1,050            4,800
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      72,050           73,100
------------------------------------------------------------------------------------------------------------------------------
Par value $25 per share
      7.95% Series AA                                         14,520,000        14,520,000           363,000          363,000
      $1.67 Series GG                                            880,000           880,000            22,000           22,000
      $1.95 Series NN                                          1,554,000         1,554,000            38,850           38,850
      7.05% Series QQ                                          3,464,000         3,464,000            86,600           86,600
      6.875% Series UU                                         2,240,000         2,240,000            56,000           56,000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     566,450          566,450
------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - Redemption Required                                                          638,500          639,550
------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NO REDEMPTION REQUIRED
Par value $100 per share
      5.00% Series B                                             100,000           100,000            10,000           10,000
      4.25% Series D                                              70,000            70,000             7,000            7,000
      4.35% Series E                                             200,000           200,000            20,000           20,000
      4.35% Series F                                              50,000            50,000             5,000            5,000
      5 1/8% Series H                                            200,000           200,000            20,000           20,000
      5 3/4% Series I -  Convertible                              16,637            19,336             1,664            1,934
------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - No Redemption Required                                                        63,664           63,934
------------------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                                             $  702,164    $     703,484
------------------------------------------------------------------------------------------------------------------------------

                                                                                                  (In thousands of dollars)
------------------------------------------------------------------------------------------------------------------------------
At December 31                                  Maturity          Interest Rate      Series              1996             1995
------------------------------------------------------------------------------------------------------------------------------

GENERAL AND REFUNDING BONDS
                                               May 1, 1996             8 3/4%                              -          415,000
                                         February 15, 1997             8 3/4%                        250,000          250,000
                                            April 15, 1998             7 5/8%                        100,000          100,000
                                              May 15, 1999             7.85%                          56,000           56,000
                                            April 15, 2004             8 5/8%                        185,000          185,000
                                              May 15, 2006             8.50%                          75,000           75,000
                                             July 15, 2008             7.90%                          80,000           80,000
                                               May 1, 2021             9 3/4%                        415,000          415,000
                                              July 1, 2024             9 5/8%                        375,000          375,000
------------------------------------------------------------------------------------------------------------------------------
Total General and Refunding Bonds                                                                  1,536,000        1,951,000
------------------------------------------------------------------------------------------------------------------------------
DEBENTURES
                                             July 15, 1999             7.30%                         397,000          397,000
                                          January 15, 2000             7.30%                          36,000           36,000
                                             July 15, 2001             6.25%                         145,000          145,000
                                            March 15, 2003             7.05%                         150,000          150,000
                                             March 1, 2004             7.00%                          59,000           59,000
                                              June 1, 2005             7.125%                        200,000          200,000
                                             March 1, 2007             7.50%                         142,000          142,000
                                             July 15, 2019             8.90%                         420,000          420,000
                                          November 1, 2022             9.00%                         451,000          451,000
                                            March 15, 2023             8.20%                         270,000          270,000
------------------------------------------------------------------------------------------------------------------------------
Total Debentures                                                                                   2,270,000        2,270,000
------------------------------------------------------------------------------------------------------------------------------
AUTHORITY FINANCING NOTES
Industrial Development Revenue Bonds
                                          December 1, 2006             7.50%           1976 A,B        2,000            2,000
Pollution Control Revenue Bonds
                                          December 1, 2006             7.50%           1976 A         28,375           28,375
                                          December 1, 2009             7.80%           1979 B         19,100           19,100
                                           October 1, 2012             8 1/4%          1982           17,200           17,200
                                             March 1, 2016             3.25%           1985 A,B      150,000          150,000
Electric Facilities Revenue Bonds
                                         September 1, 2019             7.15%           1989 A,B      100,000          100,000
                                              June 1, 2020             7.15%           1990 A        100,000          100,000
                                          December 1, 2020             7.15%           1991 A        100,000          100,000
                                          February 1, 2022             7.15%           1992 A,B      100,000          100,000
                                            August 1, 2022             6.90%           1992 C,D      100,000          100,000
                                          November 1, 2023             4.05%           1993 A         50,000           50,000
                                          November 1, 2023             4.00%           1993 B         50,000           50,000
                                           October 1, 2024             4.00%           1994 A         50,000           50,000
                                            August 1, 2025             4.00%           1995 A         50,000           50,000
------------------------------------------------------------------------------------------------------------------------------
Total Authority Financing Notes                                                                      916,675          916,675
------------------------------------------------------------------------------------------------------------------------------
Unamortized Discount on Debt                                                                         (14,903)         (16,075)
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              4,707,772        5,121,600
Less Current Maturities                                                                              251,000          415,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                                               4,456,772        4,706,600
------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                                             $ 7,682,305      $ 7,863,037
==============================================================================================================================

SEE NOTES TO FINANCIAL STATEMENTS.

Note 1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Long Island Lighting Company (Company) was incorporated in 1910 under the Transportation Corporations Law of the State of New York and supplies electric and gas service in Nassau and Suffolk Counties and to the Rockaway Peninsula in Queens County, all on Long Island, New York. The Company's service territory covers an area of approximately 1,230 square miles. The population of the service area, according to the Company's 1996 estimate, is about 2.7 million persons, including approximately 98,000 persons who reside in Queens County within the City of New York.

The Company serves approximately 1.03 million electric customers of which approximately 921,000 are residential. The Company receives approximately 49% of its electric revenues from residential customers, 48% from commercial/industrial customers and the balance from sales to other utilities and public authorities. The Company also serves approximately 460,000 gas customers, 412,000 of which are residential, accounting for 61% of the gas revenues, with the balance of the gas revenues made up by the commercial/industrial customers and off-system sales.

The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of the transmission grid to potential competitors from off the system. In addition, the Company does not expect any new major independent power producers (IPPs) or cogenerators to be built on Long Island in the foreseeable future. One of the reasons supporting this conclusion is based on the Company's belief that the composition and distribution of the Company's remaining commercial and industrial customers would make it difficult for large electric projects to operate economically. Furthermore, under federal law, the Company is required to buy energy from qualified producers at the Company's avoided cost. Current long-range avoided cost estimates for the Company have significantly reduced the economic advantage to entrepreneurs seeking to compete with the Company and with existing IPPs. For a further discussion of the competitive issues facing the Company, see Note 11.

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

ACCOUNTING FOR THE EFFECTS OF RATE REGULATION

GENERAL

The Company is subject to the provisions of Statement of Financial

Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". This statement recognizes the economic ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, the Company records these future economic benefits and obligations as regulatory assets and regulatory liabilities.

Regulatory assets represent probable future revenues associated with previously incurred costs that are expected to be recovered from customers. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be refunded to customers through the ratemaking process. Regulatory assets net of regulatory liabilities amounted to approximately $6.7 billion and $6.8 billion at December 31, 1996 and 1995, respectively.

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

Based upon the Company's evaluation of the three criteria discussed above in relation to its operations, the effect of competition on its ability to recover its costs, including its allowed return on common equity and the regulatory environment in which the Company operates, the Company believes that SFAS No. 71 continues to apply to the Company's electric and gas operations. The Company formed its conclusion based upon several factors including: (i) the Company's continuing ability to earn its allowed return on common equity for both its electric and gas operations; and (ii) the PSC's continued commitment to the Company's full recovery of the Shoreham Nuclear Power Station (Shoreham) related assets and all other prudently incurred costs.

Notwithstanding the above, rate regulation is undergoing significant change as regulators and customers seek lower prices for electric and gas service. As discussed more fully in Note 11, the PSC has made a decision in the Competitive Opportunities Proceedings to transition the electric industry to a wholesale power market in early 1997 followed by the introduction of retail access for all customers by early 1998. In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of the Company's operations may no longer meet the criteria discussed above. In that event, a significant write-down of all or a portion of the Company's existing regulatory assets and liabilities could result. For additional information respecting the Company's Shoreham-related assets, see below and Notes 2, 3 and 11.

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which amends SFAS No. 71. Under SFAS No. 121, costs which were capitalized in accordance with regulatory practices, because it was probable that future recovery would be allowed by the regulator, must be charged against current period earnings if it appears that the criterion for capitalization no longer applies. The carrying amount of such assets would be reduced by amounts for which recovery is unlikely. SFAS No. 121 also provides for the restoration of previously disallowed costs that are subsequently allowed by a regulator. With respect to assets recognized under SFAS No. 71 and all other long-lived assets, the adoption of SFAS No. 121 did not have an effect on the Company's financial position, cash flows or results of operations.

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

The BFC represents the present value of the future net-after-tax cash flows which the Rate Moderation Agreement (RMA), one of the constituent documents of the 1989 Settlement, provided the Company for its financial recovery. The BFC was granted rate base treatment under the terms of the RMA and is included in the Company's revenue requirements through an amortization included in rates over a forty-year period on a straight-line basis which began July 1, 1989.

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

SHOREHAM POST-SETTLEMENT COSTS

Consists of Shoreham decommissioning costs, fuel disposal costs, payments-in-lieu-of-taxes, carrying charges and other costs. These costs are being capitalized and amortized and recovered through rates over a forty-year period on a straight-line remaining life basis which began July 1, 1989. For a further discussion of Shoreham post-settlement costs, see Note 2.

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

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company defers as a regulatory asset the difference between postretirement benefit expense recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and postretirement benefit expense reflected in current rates. Pursuant to a PSC order, the ongoing annual SFAS No. 106 benefit expense must be phased into and fully reflected in rates by November 30, 1997, with the accumulated deferred asset being recovered in rates over the next fifteen-year period. For a further discussion of SFAS No. 106, see
Note 8.

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

REGULATORY LIABILITY COMPONENT

Pursuant to the 1989 Settlement, certain tax benefits attributable to the Shoreham abandonment are to be shared between electric ratepayers and shareowners. A regulatory liability of approximately $794 million was recorded in June 1989 to preserve an amount equivalent to the customer tax benefits attributable to the Shoreham abandonment. This amount is being amortized over a ten-year period on a straight-line basis which began July 1, 1989.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Uniform Systems of Accounts defines the Allowance For Funds Used During Construction (AFC) as the net cost of borrowed funds used for construction purposes and a reasonable rate of return upon the utility's equity when so used. AFC is not an item of current cash income. AFC is computed monthly using a rate permitted by the FERC on a portion of construction work in progress. The average annual AFC rate, without giving effect to compounding, was 9.02% 9.36% and 9.18% for the years 1996, 1995 and 1994, respectively.

DEPRECIATION

The provisions for depreciation result from the application of straight-line rates to the original cost, by groups, of depreciable properties in service. The rates are determined by age-life studies performed annually on depreciable properties. Depreciation for electric properties was equivalent to approximately 3.0% of respective average depreciable plant costs for each of the years 1996, 1995 and 1994. Depreciation for gas properties was equivalent to approximately 2.0% of respective average depreciable plant costs for each of the years 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short maturity of these investments.

LRPP RECEIVABLE/PAYABLE

Represents the current portion of amounts recoverable from or due to ratepayers that result from the revenue and expense reconciliations, performance-based incentives and associated carrying charges as established under the LILCO Ratemaking and Performance Plan (LRPP). For further discussion of the LRPP, see Note 3.

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

The Company's electric rate structure, as discussed in Note 3, provides for a revenue reconciliation mechanism which eliminates the impact on earnings of experiencing electric sales that are above or below the levels reflected in rates.

The Company's gas rate structure provides for a weather normalization clause which reduces the impact on revenues of experiencing weather which is warmer or colder than normal.

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

For ratemaking purposes, the Company provides deferred federal income tax with respect to certain differences between income before income tax for financial reporting purposes and taxable income for federal income tax purposes. Also, certain accumulated deferred federal income tax is deducted from rate base and amortized or otherwise applied as a reduction in federal income tax expense in future years.

RESERVES FOR CLAIMS AND DAMAGES

Losses arising from claims against the Company, including workers' compensation claims, property damage, extraordinary storm costs and general liability claims, are partially self-insured. Reserves for these claims and damages are based on, among other things, experience, risk of loss and the ratemaking practices of the PSC. Extraordinary storm losses incurred by the Company are partially insured by various commercial insurance carriers. These insurance carriers provide partial insurance coverage for individual storm losses to the Company's transmission and distribution system between $15 million and $25 million. Storm losses which are outside of this range are self-insured by the Company.

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


NOTE 2. THE 1989 SETTLEMENT

In February 1989, the Company and the State of New York entered into the 1989 Settlement resolving certain issues relating to the Company and providing, among other matters, for the financial recovery of the Company and for the transfer of Shoreham to the Long Island Power Authority (LIPA), an agency of the State of New York, for its subsequent decommissioning.

Upon the effectiveness of the 1989 Settlement, in June 1989, the Company recorded the FRA on its Balance Sheet and the retirement of its investment of approximately $4.2 billion, principally in Shoreham. The FRA has two components, the BFC and the RMC. For a further discussion of the FRA, see Note 1.

In February 1992, the Company transferred ownership of Shoreham to LIPA. Pursuant to the 1989 Settlement, the Company was required to reimburse LIPA for all of its costs associated with the decommissioning of Shoreham. Effective May 1, 1995, the Nuclear Regulatory Commission (NRC) terminated

LIPA's possession-only license for Shoreham. The termination signified the NRC's approval that decommissioning was complete and that the site is suitable for unrestricted use. At December 31, 1996, Shoreham post-settlement costs totaled approximately $1.103 billion, consisting of $536 million of property taxes and payments-in-lieu-of-taxes, and $567 million of decommissioning costs, fuel disposal costs and all other costs incurred at Shoreham after June 30, 1989.

The PSC has determined that all costs associated with Shoreham which are prudently incurred by the Company subsequent to the effectiveness of the 1989 Settlement are decommissioning costs. The RMA provides for the recovery of such costs through electric rates over the balance of a forty-year period ending 2029.


NOTE 3. RATE MATTERS

ELECTRIC

In 1995, the Company submitted a compliance filing requesting that the PSC extend the provisions of its 1995 electric rate order, discussed below, through November 30, 1996. This filing was updated by the Company in August 1996 and approved by the PSC in January 1997.

During 1996, the PSC instituted numerous initiatives intended to lower electric rates on Long Island. The Company shares the PSC's concern regarding electric rate levels and is prepared to assist the PSC in pursuing any reasonable opportunity to reduce electric rates. The initiatives instituted were as follows:

      An Order to Show Cause, issued in February 1996, to examine various opportunities to reduce the Company's electric rates;

      An Order, issued in April 1996, expanding the scope of the Order to Show Cause proceeding in an effort to provide "immediate and substantial rate relief." This order directed the Company to file financial and other information sufficient to provide a legal basis for setting new rates for both the single rate year (1997) and the three-year period 1997 through 1999; and

      An Order, issued in July 1996, to institute an expedited temporary rate phase in the Order to Show Cause proceeding to be conducted in parallel with the ongoing phase concerning permanent rates.

The Order issued in July requested that interested parties file testimony and exhibits sufficient to provide a basis for the PSC to decide whether the Company's electric rates should be made temporary and, if so, the proper level of such temporary rates. The Staff of the PSC (Staff), in response to this Order, recommended that the Company's rates be reduced on a temporary basis by 4.2% effective October 1, 1996, until the permanent rate case is decided. In its filing, the Company sought to demonstrate that current electric rate levels were appropriate and that there was no justification for reducing them. Although evidentiary hearings on the Company's, Staff's and other interested parties' submissions were subsequently held on an expedited basis to enable the PSC to render a decision on the Company's rates, as of the date of this report, the PSC has yet to take any action.

In September  1996, the Company  completed the filing of a multi-year  rate plan
(Plan) in compliance with the April 1996 Order. Major elements of the Plan include: (i) a base rate freeze for the three-year period December 1, 1996 through November 30, 1999; (ii) an allowed return on common equity of 11.0% through the term of the Plan with the Company fully retaining all earnings up to 12.66%, and sharing with the customer any earnings above 12.66%; (iii) the continuation of existing LRPP revenue and expense reconciliation mechanisms and performance incentive programs; (iv) crediting all net proceeds from the Shoreham property tax litigation to the RMC to reduce its balance; and (v) a mechanism to fully recover any outstanding RMC balance at the end of the 1999 rate year through inclusion in the Fuel Cost Adjustment (FCA), over a two-year period.

1995 Electric Rate Order

The basis of the 1995 Order included minimizing future electric rate increases while continuing to provide for the recovery of the Company's regulatory assets and retaining consistency with the RMA's objective of restoring the Company to financial health. The 1995 Order, which became effective December 1, 1994, froze base electric rates, reduced the Company's allowed return on common equity from 11.6% to 11.0% and modified or eliminated certain performance-based incentives, as discussed below.

The LRPP, originally approved by the PSC in November 1991, contained three major components: (i) revenue reconciliation; (ii) expense attrition and reconciliation; and (iii) performance-based incentives. In the 1995 Order, the PSC continued the three major components of the LRPP with modifications to the expense attrition and reconciliation mechanism and the performance-based incentives. The revenue reconciliation mechanism remains unchanged.

Revenue reconciliation provides a mechanism that eliminates the impact of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenues, net of fuel expenses and gross receipts taxes). The difference between actual and adjudicated net margin levels are deferred on a monthly basis during the rate year.

The expense attrition and reconciliation component permits the Company to make adjustments for certain expenses recognizing that these cost increases are unavoidable due to inflation and changes outside the control of the Company. Pursuant to the 1995 Order, the Company is permitted to reconcile expenses for property taxes only, whereas under the original LRPP the Company was able to reconcile expenses for wage rates, property taxes, interest costs and demand side management (DSM) costs.

The original LRPP had also provided for the deferral and amortization of certain cost variances for enhanced reliability, production operations and maintenance expenses and the application of an inflation index to other expenses. Under the 1995 Order, these deferrals have been eliminated and any unamortized balances were credited to the RMC during 1995.

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

The partial pass-through fuel incentive program remains unchanged. Under this incentive, the Company can earn or forfeit up to 20 basis points of the allowed return on common equity.

For the rate year ended November 30, 1996, the Company earned 20 basis points, or approximately $4.3 million, net of tax effects, as a result of its performance under all incentive programs. For the rate years ended November 30, 1995 and 1994, the Company earned 19 and 50 basis points, respectively, or approximately $4.0 million and $9.2 million, respectively, net of tax effects, under the incentive programs in effect at those times.

The deferred balances resulting from the net margin and expense reconciliations, and earned performance-based incentives are netted at the end of each rate year, as established under the LRPP and continued under the 1995 Order. The first $15 million of the total deferral is recovered from or credited to ratepayers by increasing or decreasing the RMC balance. Deferrals in excess of the $15 million, upon approval of the PSC, are refunded to or recovered from the customers through the FCA mechanism over a 12-month period.

For the rate year ended November 30, 1996, the amount to be returned to customers resulting from the revenue and expense reconciliations, performance-based incentive programs and associated carrying charges totaled $14.5 million. Consistent with the mechanics of the LRPP, it is anticipated that the entire balance of the deferral will be used to reduce the RMC balance upon approval by the PSC of the Company's reconciliation filing which was submitted to the PSC in January 1997. For the rate year ended November 30, 1995, the Company recorded a net deferred LRPP credit of approximately $41 million. The first $15 million of the deferral was applied as a reduction to the RMC while the remaining portion of the deferral of $26 million will be returned to customers through the FCA when approved by the PSC. For the rate year ended November 30, 1994, the Company recorded a net deferred charge of approximately $79 million. The first $15 million of the deferral was applied as an increase to the RMC while the remaining deferral of $64 million was recovered from customers.

Another mechanism of the LRPP provides that earnings in excess of the allowed return on common equity, excluding the impacts of the various incentive and/or penalty programs, are used to reduce the RMC. For the rate years ended November 30, 1996 and 1995, the Company earned $9.1 million and $6.2 million, respectively, in excess of its allowed return on common equity. These excess earnings were applied as reductions to the RMC. In 1994, the Company did not earn in excess of its allowed return on common equity.

The Company is currently unable to predict the outcome of any of the rate proceedings currently before the PSC and their effect, if any, on the Company's financial position, cash flows or results of operations.

GAS

In December 1993, the PSC approved a three year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provided annual gas rate increases of 4.7%, 3.8% and 3.2% for each of the three rate years beginning December 1, 1993, 1994, and 1995, respectively. In the determination of the revenue requirements for the gas rate settlement, an allowed return on common equity of 10.1% was used.

The gas rate settlement also provided that earnings in excess of a 10.6% return on common equity be shared equally between the Company's firm gas customers and its shareowners. For the rate years ended November 30, 1996, 1995 and 1994, the firm gas customers' portion of gas earnings in excess of the allowed return on common equity totaled approximately $10 million, $1 million and $7 million, respectively. In 1996, the Company was granted permission by the PSC to apply the customers' portion of the gas excess earnings and associated carrying charges for the 1995 and 1994 rate years to the recovery of deferred costs associated with postretirement benefits other than pensions and costs incurred for investigation and remediation of manufactured gas plant (MGP) sites. The Company has requested that the same treatment be granted for the disposition of the customers' portion of the 1996 rate year gas excess earnings.

The Company currently has no gas rate filings before the PSC and does not intend to file a gas rate case during the current rate year, unless required to do so in connection with the proposed merger with Brooklyn Union.


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

The Class Settlement provides the Company's electric customers with rate reductions aggregating $390 million that are being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. Upon its effectiveness, the Company recorded its liability for the Class Settlement on a present value basis at $170 million. The Class Settlement Obligation at December 31, 1996 reflects the present value of the remaining reductions to be refunded to customers. The remaining reductions to customers bills, amounting to approximately $201 million as of December 31, 1996, consists of approximately $21 million for the five-month period beginning January 1, 1997, and $60 million for each of the 12-month periods beginning June 1, 1997, 1998 and 1999.


NOTE 5. NINE MILE POINT NUCLEAR POWER STATION, UNIT 2

The Company has an undivided 18% interest in NMP2, located near Oswego, New York which is operated by Niagara Mohawk Power Corporation (NMPC). Ownership of NMP2 is shared by five cotenants: the Company (18%), NMPC (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric Corporation (14%) and Central Hudson Gas & Electric Corporation (9%). The Company's share of the rated capability is approximately 206 MW. The Company's net utility plant investment, excluding nuclear fuel, was approximately $715 million and $740 million at December 31, 1996 and 1995, respectively. The accumulated provision for depreciation, excluding decommissioning costs, was approximately $169 million and $153 million at December 31, 1996 and 1995, respectively. Generation from NMP2 and operating expenses incurred by NMP2 are shared in the same proportions as the cotenants' respective ownership interests. The Company is required to provide its respective share of financing for any capital additions to NMP2. Nuclear fuel costs associated with NMP2 are being amortized on the basis of the quantity of heat produced for the generation of electricity.

NMPC has contracted with the United States Department of Energy for the disposal of spent nuclear fuel. The Company reimburses NMPC for its 18% share of the cost under the contract at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses. For 1996, 1995 and 1994, this totaled $1.4 million, $1.2 million, and $1.4 million, respectively.

NUCLEAR PLANT DECOMMISSIONING

NMPC expects to commence the decommissioning of NMP2 in 2026, shortly after the cessation of plant operations, using a method which provides for the removal of all equipment and structures and the release of the property for unrestricted use. The Company's share of decommissioning costs, based upon a "Site-Specific" 1995 study (1995 study), is estimated to be $368 million in 2026 dollars ($148 million in 1996 dollars). The Company's estimate for decommissioning costs decreased in 1996 as compared to 1995 principally as a result of a reduction in the estimated annual inflation factor. The Company's share of the estimated decommissioning costs is currently being provided for in electric rates and is being charged to operations as depreciation expense over the service life of NMP2. The amount of decommissioning costs recorded as depreciation expense in 1996, 1995 and 1994 was $3.9 million, $2.3 million and $1.6 million, respectively. The accumulated decommissioning costs collected in rates through December 31, 1996, 1995 and 1994 amounted to $14.9 million, $11.0 million and $8.7 million, respectively.

The Company has established trust funds for the decommissioning of the contaminated portion of the NMP2 plant. It is currently estimated that the cost to decommission the contaminated portion of the plant will be approximately 76% of the total decommissioning costs. These funds comply with regulations issued by the NRC and the FERC governing the funding of nuclear plant decommissioning costs. The Company's policy is to make quarterly contributions to the funds based upon the amount of decommissioning costs reflected in rates. As of December 31, 1996, the balance in these funds, including reinvested net earnings, was approximately $15.3 million. These amounts are included on the Company's Balance Sheet in Nonutility Property and Other Investments. The trust funds investment consists of U.S. Treasury debt securities and cash equivalents. The carrying amounts of these instruments approximate fair market value.

The Financial Accounting Standards Board issued an exposure draft in 1996 entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". Under the provisions of the exposure draft, the Company would be required to change its current accounting practices for decommissioning costs as follows: (i) the Company's share of the total estimated decommissioning costs would be accounted for as a liability, based on discounted future cash flows; (ii) the recognition of the liability for decommissioning costs would result in a corresponding increase to the cost of the nuclear plant rather than as depreciation expense; and (iii) investment earnings on the assets dedicated to the external decommissioning trust fund would be recorded as investment income rather than as an increase to accumulated depreciation. If the Company was required to record the present value of its share of NMP2 decommissioning costs on its Balance Sheet as of December 31, 1996, the Company would have to recognize a liability and corresponding increase to nuclear plant of approximately $54 million.

NUCLEAR PLANT INSURANCE

NMPC procures public liability and property insurance for NMP2, and the Company reimburses NMPC for its 18% share of those costs.

The Price-Anderson Act mandates that nuclear power plants secure financial protection in the event of a nuclear accident. This protection must consist of two levels. The primary level provides liability insurance coverage of $200 million (the maximum amount available) in the event of a nuclear accident. If claims exceed that amount, a second level of protection is provided through a retrospective assessment of all licensed operating reactors. Currently, this "secondary financial protection" subjects each of the 110 presently licensed nuclear reactors in the United States to a retrospective assessment up to $76 million for each nuclear incident, payable at a rate not to exceed $10 million per year. The Company's interest in NMP2 could expose it to a maximum potential loss of $13.6 million, per incident, through assessments of $1.8 million per year in the event of a serious nuclear accident at NMP2 or another licensed U.S. commercial nuclear reactor. These assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims.

NMPC has also procured $500 million primary nuclear property insurance with the Nuclear Insurance Pools and approximately $2.3 million of additional protection (including decontamination costs) in excess of the primary layer through Nuclear Electric Insurance Limited (NEIL). Each member of NEIL, including the Company, is also subject to retrospective premium adjustments in the event losses exceed accumulated reserves. For its share of NMP2, the Company could be assessed up to approximately $1.9 million per loss. This level of insurance is in excess of the NRC's required $1.06 billion of coverage.

The Company has obtained insurance coverage from NEIL for the extra expense incurred in purchasing replacement power during prolonged accidental outages. Under this program, should losses exceed the accumulated reserves of NEIL, each member, including the Company, would be liable for its share of deficiency. The Company's maximum liability per incident under the replacement power coverage, in the event of a deficiency, is approximately $842,000.

RECENT ACTIONS OF THE NRC

In October 1996, NMPC, along with other companies, received a letter from the NRC requiring them to provide the NRC with information on the "adequacy and availability" of design basis documentation on their nuclear plants within 120 days. Such information will be used by the NRC to verify that companies are in compliance with the terms and conditions of their license(s) and NRC regulations. In addition, it will allow the NRC to determine if other inspection activities or enforcement actions should be taken on a particular company. NMPC plans to respond to the NRC by the February 9, 1997 due date.

NMPC believes that the NRC is becoming more stringent as indicated by this request and that a direct cost impact on companies with nuclear plants may result. The Company is unable to predict how such a higher risk operating environment may affect its financial position, cash flows or results of operations.


NOTE 6. CAPITAL STOCK

COMMON STOCK

The Company has 150,000,000 shares of authorized common stock, of which 120,784,277 were issued and 3,485 shares were held in Treasury at December 31, 1996. The Company has 1,678,208 shares reserved for sale through its

Employee Stock Purchase Plan, 2,728,486 shares committed to the Automatic Dividend Reinvestment Plan and 97,093 shares reserved for conversion of the Series I Convertible Preferred Stock at a rate of $17.15 per share. In addition, in connection with the Share Exchange Agreement, as discussed in Note 10, the Company has granted Brooklyn Union the right, under certain circumstances, to purchase 23,981,964 shares of common stock at a price of $19.725 per share.

PREFERRED STOCK

The Company has 7,000,000 authorized shares, cumulative preferred stock, par value $100 per share and 30,000,000 authorized shares, cumulative preferred stock, par value $25 per share. Dividends on preferred stock are paid in preference to dividends on common stock or any other stock ranking junior to preferred stock.

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

The aggregate fair value of redeemable preferred stock with mandatory redemptions at December 31, 1996 and 1995 amounted to approximately $637 million and $598 million, respectively, compared to their carrying amounts of $640 million and $644 million, respectively. For a further discussion on the basis of the fair value of the securities discussed above, See Note 1.

Each year the Company is required to redeem certain series of preferred stock through the operation of sinking fund provisions as follows:

--------------------------------------------------------------------------------
              REDEMPTION PROVISION
              --------------------               NUMBER        REDEMPTION
 SERIES   BEGINNING           ENDING           OF SHARES          PRICE
--------------------------------------------------------------------------------
    L       7/31/79            7/31/11           10,500           $100
    NN       3/1/99             3/1/19           77,700             25
    UU     10/15/99           10/15/19          112,000             25
================================================================================

The Company has the non-cumulative option to double the number of shares to be redeemed pursuant to the sinking fund provisions in any year for the preferred stock series NN and UU. The aggregate par value of preferred stock required to be redeemed through sinking funds is $1.1 million in 1997 and 1998 and $5.8 million in each of the years 1999, 2000 and 2001.

The Company is also required to redeem all shares of certain series of preferred stock which are not subject to sinking fund requirements. The mandatory redemption requirements for these series are as follows:

--------------------------------------------------------------------------------
                           REDEMPTION             NUMBER OF         REDEMPTION
     SERIES                  DATE                  SHARES            AMOUNTS
--------------------------------------------------------------------------------
$1.67 Series GG             3/1/99                 880,000         $ 22,000,000
7.95% Series AA             6/1/00              14,520,000          363,000,000
7.05% Series QQ             5/1/01               3,464,000           86,600,000
7.66% Series CC             8/1/02                 570,000           57,000,000
==============================================================================

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The Company has the option to redeem certain series of its preferred stock. For the series subject to optional redemption at December 31, 1996, the call prices were as follows:

--------------------------------------------------------------------
        SERIES                                           CALL PRICE
--------------------------------------------------------------------
    5.00%  Series B                                         $101
    4.25%  Series D                                          102
    4.35%  Series E                                          102
    4.35%  Series F                                          102
    5 1/8% Series H                                          102
    5 3/4% Series I - Convertible                            100
====================================================================


PREFERENCE STOCK

At  December   31,   1996,   none  of  the   authorized   7,500,000   shares  of
nonparticipating preference stock, par value $1 per share, which ranks junior to preferred stock, were outstanding.


NOTE 7. LONG-TERM DEBT

G&R MORTGAGE

The General and Refunding (G&R) Bonds are the Company's only outstanding secured indebtedness. The G&R Mortgage is a lien on substantially all of the Company's properties.

The annual G&R Mortgage sinking fund requirement for 1996, due not later than June 30, 1997, is estimated at $25 million. The Company expects to satisfy this requirement with retired G&R Bonds, property additions, or any combination thereof.

1989 REVOLVING CREDIT AGREEMENT

The Company has available through October 1, 1997, $250 million under its 1989 Revolving Credit Agreement (1989 RCA). In July 1996, at the Company's request, the amount committed by the banks participating in the facility was reduced from $300 million to $250 million. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories. At December 31, 1996, no amounts were outstanding under the 1989 RCA. The 1989 RCA may be extended for one-year periods upon the acceptance by the lending banks of a request by the Company, which must be delivered to the lending banks prior to April 1 of each year. It is the Company's intent to request an extension prior to April 1, 1997.

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

Tender requirements of Authority Financing Notes at December 31, 1996 were as follows:

                                                     (In thousands of dollars)
--------------------------------------------------------------------------------
          Interest
            Rate        Series       Principal                Tendered
--------------------------------------------------------------------------------
PCRBs       8 1/4%     1982          $17,200           Tendered every three
                                                       years, next tender
                                                       October 1997
             3.25%     1985 A,B      150,000           Tendered annually on
                                                       March 1

EFRBs        4.05%     1993 A         50,000           Tendered weekly
             4.00%     1993 B         50,000           Tendered weekly
             4.00%     1994 A         50,000           Tendered weekly
             4.00%     1995 A         50,000           Tendered weekly
================================================================================


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

The expiration dates for these letters of credit are as follows:

--------------------------------------------------------------------------------
                        Series                         Expiration Date
--------------------------------------------------------------------------------
PCRBs                   1985 A,B                        3/16/99
EFRBs                   1993 A,B                       11/17/99
                        1994 A                         10/26/97
                        1995 A                          8/24/98
================================================================================

Prior to expiration, the Company is required to obtain either an extension of the letters of credit or a substitute credit facility. If neither can be obtained, the authority financing notes supported by letters of credit must be redeemed.

FAIR VALUES OF LONG-TERM DEBT

The carrying amounts and fair values of the Company's long-term debt at December 31 were as follows:


                                                (In thousands of dollars)
--------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------
                                                    FAIR          CARRYING
                                                    VALUE           AMOUNT
--------------------------------------------------------------------------------
General and Refunding Bonds                     $1,571,745      $1,536,000
Debentures                                       2,271,095       2,270,000
Authority Financing Notes                          950,758         916,675
--------------------------------------------------------------------------------
Total                                           $4,793,598      $4,722,675
================================================================================
1995
--------------------------------------------------------------------------------
General and Refunding Bonds                     $1,968,173       1,951,000
Debentures                                       2,245,138       2,270,000
Authority Financing Notes                          928,967         916,675
--------------------------------------------------------------------------------
Total                                           $5,142,278      $5,137,675
================================================================================

For a further discussion on the basis of the fair value of the securities listed above, see Note 1.

DEBT MATURITY SCHEDULE

The total  long-term debt maturing in each of the next five years is as follows:
1997, $251 million;  1998, $101 million;  1999, $454 million; 2000, $37 million;
and 2001, $146 million.

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

PRIMARY PLAN

The Company's funding policy is to contribute annually to the Primary Plan a minimum amount consistent with the requirements of the Employee Retirement Income Security Act of 1974 plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Pension benefits are based upon years of participation in the Primary Plan and compensation.

The Primary Plan's funded status and amounts recognized on the Balance Sheet at December 31, 1996 and 1995 were as follows:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                                               1996         1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligation
  Vested benefits                                        $ 547,002    $ 518,487
  Nonvested benefits                                        55,157       54,305
--------------------------------------------------------------------------------
Accumulated Benefit Obligation                           $ 602,159    $ 572,792
================================================================================
Plan assets at fair value                                $ 746,400    $ 685,300

Actuarial present value of projected
 benefit obligation                                        689,661      662,360
--------------------------------------------------------------------------------
Projected benefit obligation less
  than plan assets                                          56,739       22,940
Unrecognized net obligation                                 71,085       77,831
Unrecognized net gain                                     (123,759)     (97,285)
--------------------------------------------------------------------------------
Net Prepaid (Accrued) Pension Cost                       $   4,065    $   3,486
================================================================================

Periodic pension cost for the Primary Plan included the following components:

                                                   (In thousands of dollars)
--------------------------------------------------------------------------------
                                               1996         1995       1994
================================================================================
Service cost - benefits
  earned during the period                $  17,384    $  15,385    $  16,465
Interest cost on projected benefit
  obligation and service cost                47,927       45,987       43,782
Actual return on plan assets                (81,165)    (102,099)     (12,431)
Net Amortization and Deferral                33,541       57,665      (31,633)
--------------------------------------------------------------------------------
Net Periodic Pension Cost                 $  17,687    $  16,938    $  16,183
================================================================================


Assumptions used in accounting for the Primary Plan were as follows:

--------------------------------------------------------------------------------
                                               1996         1995       1994
--------------------------------------------------------------------------------
Discount rate                                  7.25%       7.25%      7.75%
Rate of future compensation increases          5.00%       5.00%      5.00%
Long-term rate of return on assets             7.50%       7.50%      7.50%
--------------------------------------------------------------------------------

The Primary Plan assets at fair value include cash, cash equivalents, group annuity contracts, bonds and equity securities.

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

SUPPLEMENTAL PLAN

The Supplemental Plan, the cost of which is borne by the Company's shareowners, provides supplemental death and retirement benefits for officers and other key executives without contribution from such employees. The Supplemental Plan is a non-qualified plan under the Internal Revenue Code. Death benefits are currently provided by insurance. The provision for plan benefits, which are unfunded, totaled approximately $2.7 million in 1996 and $2.3 million in both 1995 and 1994.

DIRECTORS' PLAN

The Directors' Plan provides benefits to directors who are not officers of the Company. Directors who have served in that capacity for more than five years qualify as participants under the plan. The Directors' Plan is a non-qualified plan under the Internal Revenue Code. The provision for retirement benefits, which are unfunded, totaled approximately $127,000, $114,000, and $148,000 in 1996, 1995 and 1994, respectively.

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

The PSC requires the Company to defer as a regulatory asset the difference between postretirement benefit expense recorded for accounting purposes in accordance with SFAS No. 106 and the postretirement benefit expense reflected in rates. The ongoing annual postretirement benefit expense will be phased into and fully reflected in rates within a five-year period from the year of adoption, which began December 1, 1993, with the accumulated regulatory asset being recovered in rates over a 15-year period, beginning December 1, 1997. In addition, the Company is required to recognize any deferred net gains or losses over a ten-year period.

In 1994, the Company established Voluntary Employee's Beneficiary Association trusts for union and non-union employees for the funding of incremental costs collected in rates for postretirement benefits. For the years ended December 31, 1996 and 1995, the Company funded the trusts with approximately $18 million and $50 million, respectively.

Accumulated postretirement benefit obligation other than pensions at December 31 was as follows:

                                                (In thousands of dollars)
------------------------------------------------------------------------
                                                    1996           1995
------------------------------------------------------------------------
Retirees                                       $  156,181     $  135,497
Fully eligible plan participants                   56,950         52,028
Other active plan participants                    152,627        142,035
------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation                           $  365,758     $  329,560
Plan assets                                        74,692         53,646
------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation in excess of plan assets             291,066        275,914
Unrecognized prior service cost                       188              -
Unrecognized net gain                              75,309        100,335
------------------------------------------------------------------------
Accrued Postretirement Benefit Cost            $  366,187     $  376,249
========================================================================


At December 31,  1996,  and 1995,  the Plan  assets,  which are recorded at fair
value,  include  cash  and  cash  equivalents,   fixed  income  investments  and
approximately $100,000 of listed equity securities of the Company.

Periodic postretirement benefit cost other than pensions for the years were as follows:

                                                (In thousands of dollars)
-------------------------------------------------------------------------
                                      1996           1995            1994
-------------------------------------------------------------------------
Service cost-benefits
   earned during the period         $ 10,690      $  9,082       $ 11,275
Interest cost on projected
   benefit obligation and
   service cost                       25,030        22,412         25,713
Actual return on plan assets          (3,046)       (1,034)             -
Net Amortization
   and Deferral                      (12,175)      (14,699)        (5,213)
--------------------------------------------------------------------------
Periodic Postretirement
   Benefit Cost                     $ 20,499      $ 15,761       $ 31,775
==========================================================================

Assumptions used to determine the postretirement benefit obligation were as follows:

--------------------------------------------------------------------------------
                                                    1996    1995     1994
--------------------------------------------------------------------------------
Discount rate                                       7.25%   7.25%    7.75%
Rate of future compensation increases               5.00%   5.00%    5.00%
Long-term rate of return on assets                  7.50%   7.50%     -
--------------------------------------------------------------------------------


The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at December 31, 1996 and 1995 were 8.0% and 8.5%, respectively, gradually declining to 6.0% in 2001 and thereafter. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 by approximately $43 million and $36 million, respectively, and the sum of the service and interest costs in 1996 and 1995 by $5 million and $4 million, respectively.


NOTE 9. FEDERAL INCOME TAX

At December 31, the significant components of the Company's deferred tax assets and liabilities calculated under the provisions of SFAS No. 109, "Accounting for Income Taxes", were as follows:

                                                   (In Thousands of dollars)
--------------------------------------------------------------------------------
                                                 1996                   1995
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Net operating loss carryforwards         $    145,205              $    338,921
Reserves not currently deductible              58,981                    66,825
Tax depreciable basis in excess
  of book                                      34,314                    41,428
Nondiscretionary excess credits                27,700                    29,826
Credit carryforwards                          135,902                   149,545
Other                                         186,907                   125,246
--------------------------------------------------------------------------------
Total Deferred Tax Assets                $    589,009              $    751,791
--------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES
1989 Settlement                          $  2,163,239              $  2,155,418
Accelerated depreciation                      642,702                   628,475
Call premiums                                  44,846                    50,062
Rate case deferrals                             2,127                    28,971
Other                                          33,496                    35,597
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities              2,886,410                 2,898,523
--------------------------------------------------------------------------------
Net Deferred Tax Liability               $  2,297,401              $  2,146,732
================================================================================

SFAS No. 109 requires utilities to establish regulatory assets and liabilities for the portion of its deferred tax assets and liabilities that have not yet been recognized for ratemaking purposes. The major components of these regulatory assets and liabilities are as follows:

                                                 (In thousands of dollars)
---------------------------------------------------------------------------
                                                 1996                  1995
---------------------------------------------------------------------------
Regulatory Assets
1989 Settlement                          $  1,660,871          $  1,666,744
Plant items                                   125,976               149,520
Other                                         (14,069)              (13,881)
---------------------------------------------------------------------------
Total Regulatory Assets                  $  1,772,778          $  1,802,383
===========================================================================

Regulatory Liabilities
Carryforward credits                     $     68,421          $     82,330
Other                                          34,466                33,730
---------------------------------------------------------------------------
Total Regulatory Liabilities             $    102,887          $    116,060
===========================================================================


The federal income tax amounts included in the Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax. The table below sets forth the reasons for such differences.

                                                   (In thousands of dollars)
----------------------------------------------------------------------------
                                            1996          1995          1994
----------------------------------------------------------------------------
Income before federal income tax       $ 525,721     $ 508,824     $ 478,564
Statutory federal income tax rate            35%           35%           35%
----------------------------------------------------------------------------
Statutory federal income tax           $ 184,002     $ 178,088     $ 167,497

ADDITIONS (REDUCTIONS) IN FEDERAL
  INCOME TAX
  Excess of book depreciation over
    tax depreciation                      18,339        18,588        14,745
  1989 Settlement                          4,212         4,213         4,213
  Interest capitalized                     2,270         2,218         2,449
  Tax credits                             (4,383)       (1,025)       (2,058)
  Tax rate change amortization             3,686         3,752        (4,779)
  Allowance for funds used during
    construction                          (2,305)       (2,392)       (2,450)
  Other items                              3,436         2,096        (2,905)
----------------------------------------------------------------------------
Total Federal Income Tax Expense       $ 209,257     $ 205,538     $ 176,712
============================================================================
Effective Federal Income Tax Rate          39.8%         40.4%         36.9%
============================================================================

The Company's net operating loss (NOL) carryforwards for federal income tax purposes are estimated to be approximately $415 million at December 31, 1996. These NOL carryforwards are scheduled to expire in the years 2004 through 2007. The Company currently has tax credit carryforwards of approximately $136 million. This balance is composed of investment tax credit (ITC) carryforwards, net of the 35% reduction required by the Tax Reform Act of 1986, totaling approximately $128 million and research and development credits totaling approximately $8 million. In 1990 and 1992, the Company received Revenue Agents' Reports disallowing certain deductions and credits claimed by the Company on its federal income tax returns for the years 1981 through 1989. The Revenue Agents' Reports proposed ITC adjustments which if sustained, would reduce the ITC carryforwards to approximately $63 million.

Additionally, the Revenue Agents' Reports reflect proposed adjustments to the Company's federal income tax returns for the years 1981 through 1989 which, if sustained, would give rise to tax deficiencies totaling approximately $227 million. The Company believes that any such deficiencies as finally determined would be significantly less than the amounts proposed in the Revenue Agents' Reports. The Company has protested some of the proposed adjustments which are presently under review by the Regional Appeals Office of the Internal Revenue Service. If this review does not result in a settlement that is satisfactory to the Company, the Company intends to seek a judicial review. The Company believes that its reserves are adequate to cover any tax deficiency that may ultimately be determined and that cash from operations will be sufficient to satisfy any settlement reached. However, if necessary, the Company will avail itself of interim financing via the 1989 RCA to meet this obligation. The Company currently believes that a settlement of the 1981 through 1989 years should be reached with the Regional Appeals Office sometime in 1997.


NOTE 10. MERGER AGREEMENT WITH THE BROOKLYN UNION GAS COMPANY

On December 29, 1996, the Company and The Brooklyn Union Gas Company (Brooklyn Union) entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the companies will be merged in a transaction that will result in the formation of a new holding company. The new holding company, which has not yet been named, will serve approximately 2.2 million customers and have revenues of more than $4.5 billion. The merger is expected to be accomplished through a tax-free exchange of shares and accounted for as a pooling of interests.

The proposed transaction, which has been approved by both companies' boards of directors, would unite the resources of the Company with the resources of Brooklyn Union. Brooklyn Union, with approximately 3,300 employees, distributes natural gas at retail, primarily in a territory of approximately 187 square miles which includes the boroughs of Brooklyn and Staten Island and approximately two-thirds of the borough of Queens, all in New York City. Brooklyn Union has energy-related investments in gas exploration, production and marketing in the United States and

Canada, as well as energy services in the United States, including cogeneration products, pipeline transportation and gas storage.

Under the terms of the proposed transaction, the Company's common shareowners will receive .803 shares (the Ratio) of the new holding company's common stock for each share of the Company's common stock that they currently hold. Brooklyn Union common shareowners will receive one share of common stock of the new holding company for each share of Brooklyn Union common stock that they currently hold. Shareowners of the Company will own approximately 66% of the common stock of the new holding company while Brooklyn Union shareowners will own approximately 34%. The proposed transaction will have no effect on either company's debt issues or outstanding preferred stock.

The Share Exchange Agreement contains certain covenants of the parties pending the consummation of the transaction. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not increase dividends on common stock beyond specified levels and may not issue capital stock beyond certain limits. The Share Exchange Agreement also contains restrictions on, among other things, charter and by-law amendments, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, certain increases in employee compensation and benefits, and affiliate transactions. Accordingly, the Company's ability to engage in certain activity described herein may be limited or prohibited by the Share Exchange Agreement.

Upon completion of the merger, Dr. William J. Catacosinos will become chairman and chief executive officer of the new holding company; Mr. Robert B. Catell, currently chairman and chief executive officer of Brooklyn Union, will become president and chief operating officer of the new holding company. One year after the closing, Mr. Catell will succeed Dr. Catacosinos as chief executive officer, with Dr. Catacosinos continuing as chairman. The board of directors of the new company will be composed of 15 members, six from the Company, six from Brooklyn Union and three additional persons previously unaffiliated with either company and jointly selected by them.

The companies will continue their respective current dividend policies until the closing, consistent with the provisions of the Share Exchange Agreement. It is expected that the new holding company's dividend policy will be determined prior to closing.

The merger is conditioned upon, among other things, the approval of the merger by the holders of two-thirds of the outstanding shares of common stock of each of the Company and Brooklyn Union and the receipt of all required regulatory approvals. The Company is unable to determine when or if all required approvals will be obtained.

In 1995, the Long Island Power Authority (LIPA), an agency of the State of New York (NYS), was requested by the Governor of NYS to develop a plan, pursuant to its authority under NYS law, to provide an electric rate reduction of at least 10%, provide a framework for long-term competition in power production and protect property tax payers on Long Island.

The Share Exchange Agreement contemplates that discussions, which are currently in progress, will continue with LIPA to arrive at an agreement mutually acceptable to the Company, Brooklyn Union and LIPA, pursuant to which LIPA would acquire certain assets or securities of the Company, the consideration for which would inure to the benefit of the new holding company. In the event that such a transaction is completed, the Ratio would become .880. In connection with discussions with LIPA, LIPA has indicated that it may exercise its power of eminent domain over all or a portion of the Company's assets or securities, in order to achieve its objective of reducing current electric rates, if a negotiated agreement cannot be reached. The Company is unable to determine when or if an agreement with LIPA will be reached, or what action, if any, LIPA will take if such an agreement is not reached.

NOTE 11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

ELECTRIC AND GAS

The Company has entered into contracts with numerous Independent Power Producers
(IPPs) and the New York Power Authority (NYPA) for electric generating capacity. Coincident with these agreements are provisions which require the Company to make capacity payments, fixed non-energy payments and, assuming performance by the IPPs and NYPA, payments for energy delivered under these contracts at prices that may exceed current market energy prices.

The Company has also entered into  contracts  for firm  transmission  (wheeling)
capacity  with  NYPA  in  connection   with  a  transmission   cable  which  was
constructed, in part, for the benefit of the Company.

In addition, the Company has entered into long term contracts for firm gas transportation, storage and supply that require the Company to make payments even if the services are not provided.

The costs of these agreements are currently recoverable through rates.

The table below sets forth the Company's aggregate obligation under these commitments which extend through 2020.

                                                    (In millions of dollars)
---------------------------------------------------------------------------
                                                   Electric            Gas
                                                   Business*        Business
                                                   ---------        --------
1997                                              $   181.5        $   38.7
1998                                                  188.9            37.6
1999                                                  190.7            37.6
2000                                                  196.5            37.6
2001                                                  205.7            34.7
Subsequent Years                                    2,370.6           232.5
---------------------------------------------------------------------------
Total                                             $ 3,333.9         $ 418.7
Less: Imputed Interest                              1,736.6           182.1
---------------------------------------------------------------------------
Present Value of Payments                         $ 1,597.3         $ 236.6
===========================================================================

*Assumes full performance by the IPPs and NYPA.

CONTINUOUS EMMISSION MONITORING

The Company expended approximately $1 million in 1996 to meet continuous emission monitoring requirements, to meet Phase II nitrogen oxide (NOx) reduction requirements under the federal Clean Air Act (CAA). Subject to requirements that are expected to be promulgated in forthcoming regulations, the Company estimates that it may be required to expend approximately $44 million by 2003 to meet Phase II and Phase III NOx reduction requirements and approximately $2 million by 1999 to meet potential requirements for the control of hazardous air pollutants from power plants. The Company believes that all of the above costs will be recoverable through rates.

COMPETITIVE ENVIRONMENT

The electric industry continues to undergo fundamental changes as regulators, elected officials and customers seek lower energy prices. These changes, which may have a significant impact on future financial performance of electric utilities, are being driven by a number of factors including a regulatory environment in which traditional cost-based regulation is seen as a barrier to lower energy prices. In 1996, both the PSC and the FERC continued their separate, but in some cases parallel, initiatives with respect to developing a framework for a competitive electric marketplace.

THE ELECTRIC INDUSTRY - STATE REGULATORY ISSUES

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

As a result of the Competitive Opportunities Proceedings, in May 1996, the PSC issued an order (Order) which stated its belief that introducing competition to the electric industry in New York has the potential to reduce electric rates over time, increase customer choice and encourage economic growth. The Order calls for a competitive wholesale power market to be in place by early 1997 which will be followed by the introduction of retail access for all customers by early 1998.

The PSC stated that competition should be transitioned on an individual company basis, due to differences in individual service territories, the level and type of strandable investments (I.E., costs that utilities would have otherwise recovered through rates under traditional cost of service regulation that, under market competition, would not be recoverable) and utility specific financial conditions.

The Order contemplates that implementation of competition will proceed on two tracks. The Order requires that each major electric utility file a rate/restructuring plan which is consistent with the PSC's policy and vision for increased competition. Those plans were submitted by October 1, 1996, in compliance with the Order. However, the Company was exempted from this requirement due to the PSC's separate investigation of the Company's rates and LIPA's examination of the Company's structure. Since October 1, 1996, proceedings have commenced for the five electric utilities which filed restructuring plans in accordance with track one and the Company has intervened in each of these proceedings.

The PSC order also anticipated that certain other filings would be made on October 1, 1996, by all New York State utilities, to both the PSC and the FERC. The filings were to address the delineation of transmission and distribution facilities jurisdiction between the FERC or the PSC, a pricing of each company's transmission services, and a joint filing by all the utilities to address the formation of an Independent System Operator (ISO) and the creation of a market exchange that will establish spot market prices. Although there were extensive collaborative meetings among the parties, it was not possible for the additional filings to be completed by October 1, 1996. While these discussions are continuing in an attempt to narrow the differences among the parties, on December 31, 1996, the New York Power Pool (NYPP) members submitted a compliance filing to the FERC which provides open membership and comparable services to eligible entities in accordance with FERC Order 888, discussed below. It is anticipated that the New York State utilities will submit the full ISO/Power Exchange filing to the FERC during the first quarter of 1997.

The PSC envisions that a fully operational wholesale competitive structure will foster the expeditious movement to full retail competition. The PSC's vision of the retail competitive structure, known as the Flexible Retail Poolco Model, consists of: (i) the creation of an ISO to coordinate the safe and reliable operation of electric generation and transmission; (ii) open access to the transmission system, which would be regulated by the FERC; (iii) the continuation of a regulated distribution company to operate and maintain the distribution system; (iv) the deregulation of energy/customer services such as meter reading and customer billing; (v) the ability of customers to choose among suppliers of electricity; and (vi) the allowance of customers to acquire electricity either by long-term contracts, purchases on the spot market or a combination of the two.

One issue discussed in the Order that could affect the Company is strandable investments. The PSC stated in its Order that it is not required to allow recovery of all prudently incurred investments, that it has considerable discretion to set rates that balance ratepayer and shareholder interests, and that the amount of strandable investments that a utility will be permitted to recover will depend on the particular circumstances of each utility. Additionally, the Order provided that every effort should be made by utilities to mitigate these costs prior to seeking recovery.

Certain aspects of the restructuring envisioned by the PSC--particularly the PSC's apparent determinations that it may deny the utilities recovery of prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market--could, if implemented, have a negative impact on the operations and financial conditions of New York's investor-owned electric utilities, including the Company.

The Company is party to a lawsuit commenced in September 1996 by the Energy Association of New York State and the state's other investor-owned electric utilities (collectively, Petitioners) against the PSC in New York Supreme Court, Albany County (The Energy Association of New York State, et al. v. Public Service Commission of the State of New York, et al.). The Petitioners have requested that the Court declare that the Order is unlawful or, in the alternative, that the Court clarify that the PSC's statements in the Order constitute simply a policy statement with no binding legal effect. In November 1996, the Court issued a Decision and Order denying the Petitioners' request to invalidate the Order. Although the Court stated that most of the Order is a non-binding statement of policy, the Court rejected the Petitioners' substantive challenges to the Order. In December 1996, Petitioners filed a notice of appeal with the Third Department of the Appellate Division of the New York State Supreme Court. The litigation is ongoing and the Company is unable at this time to predict the likelihood of success or the impact of the litigation on the Company's financial position, cash flows or results of operations. Oral argument in the Appellate Division has not yet been scheduled, but a decision is expected by the end of 1997.

THE ELECTRIC INDUSTRY - FEDERAL REGULATORY ISSUES

In April 1996, in response to its Notice of Proposed Rulemaking issued in March 1995, the FERC issued two orders relating to the development of competitive wholesale electric markets.

Order 888 is a final rule on open transmission access and stranded cost recovery and provides that the FERC has exclusive jurisdiction over interstate wholesale wheeling and that utility transmission systems must now be open to qualifying sellers and purchasers of power on a non-discriminatory basis.

Order 888  allows  utilities  to  recover  legitimate,  prudent  and  verifiable stranded costs associated with wholesale transmission, including the circumstances where full requirements customers become wholesale transmission customers, such as where a municipality establishes its own electric system.

With respect to retail wheeling, the FERC concluded that it has jurisdiction over rates, terms and conditions of service, but would leave the issue of recovery of the costs stranded by retail wheeling to the states.

Order 888 required utilities to file open access tariffs under which they would provide transmission services, comparable to those which they provide themselves and to third parties on a non-discriminatory basis. Additionally, utilities must use these same tariffs for their own wholesale sales. The Company filed its open access tariff in July 1996.

In September 1996, the FERC ordered Rate Hearings on 28 utility transmission tariffs, including the Company's. On the basis of a preliminary review, the FERC was not satisfied that the tariff rates were just and reasonable. Settlement discussions have been held between the Company and various intervenors concerning the Company's transmission rates. In December 1996, the parties reached a tentative settlement on the rate issues. The procedural schedule was suspended pending filing of the settlement agreement, which is anticipated during the first quarter of 1997. Non-rate issues associated with the Company's open access tariff have not yet been addressed by the FERC.

Order 889, which is a final rule on a transmission pricing bulletin board, addresses the rules and technical standards for operation of an electronic bulletin board that will make available, on a real-time basis, the price, availability and other pertinent information concerning each transmission utility's services. It also addresses standards of conduct to ensure that transmission utilities functionally separate their transmission and wholesale power merchant functions to prevent discriminatory self-dealing. In December 1996, the Company filed its standards of conduct in accordance with the Order.

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

It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the

Company would recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71," could then require a significant write-down of all or a portion of the Company's net regulatory assets.

THE COMPANY'S SERVICE TERRITORY

The Company's geographic location and the limited electrical interconnections to Long Island serve to limit the accessibility of its transmission grid to potential competitors from off the system. However, the changing utility regulatory environment has affected the Company by requiring the Company to co-exist with state and federally mandated competitors. These competitors are non-utility generators (NUGS), NYPA and Municipal Distribution Agencies (MDAs).

The Public Utility Regulatory Policies Act of 1978 (PURPA), the goal of which is to reduce the United States' dependency on foreign oil, to encourage energy conservation and to promote diversification of the fuel supply, has negatively impacted the Company through the encouragement of the NUG industry. PURPA provides for the development of a new class of electric generators which rely on either cogeneration technology or alternate fuels. Utilities are obligated under PURPA to purchase the output of certain of these generators, which are known as qualified facilities (QFs).

In 1996, the Company lost sales to NUGs totaling 422 gigawatt-hours (GWh) representing a loss in electric revenues net of fuel (net revenues) of approximately $34 million, or 1.9% of the Company's net revenues. In 1995, the Company lost sales to NUGs totaling 366 GWh or approximately $28 million or 1.5% of the Company's net revenues.

The increase in lost net revenues resulted principally from the completion of seven facilities that became commercially operational during 1996 and the full year operation of the IPP located at the State University of New York at Stony Brook, NY. The Company estimates that in 1997, sales losses to NUGs will be 429 GWh, or approximately 1.8% of projected net revenues.

The Company believes that load losses due to NUGs have stabilized. This belief is based on the fact that the Company's customer load characteristics, which lack a significant industrial base and related large thermal load, will mitigate load loss and thereby make cogeneration economically unattractive.

Additionally, as mentioned above, the Company is required to purchase all the power offered by QFs which in 1996 approximated 218 megawatts (MW) and in early 1995 approximated 205 MW. The increase was the result of the SUNY Stony Brook facility going on line in mid 1995. The Company estimates that purchases from QFs required by federal and state law cost the Company $63 million and $53 million in 1996 and 1995, respectively, more than it would have cost had the Company generated this power.

QFs have the choice of pricing sales to the Company at either the PSC's published estimates of the Company's long-range avoided costs (LRAC) or the Company's tariff rates, which are modified from time to time, reflecting the Company's actual avoided costs. Additionally, until repealed in 1992, New York State law set a minimum price of six cents per kilowatt-hour (kWh) for utility purchases of power from certain categories of QFs, considerably above the Company's avoided cost. The six cent minimum continues to apply to contracts entered into before June 1992. The Company believes that the repeal of the six cent minimum, coupled with recent PSC updates which resulted in lower LRAC estimates, has significantly reduced the economic benefits of constructing new QFs within its service territory.

The Company has also experienced a revenue loss as a result of its policy of voluntarily providing wheeling of NYPA power for economic development. The Company estimates that in 1996 and 1995 NYPA power displaced approximately 417 GWh and 429 GWh of annual energy sales, respectively. Net revenue loss associated with these volumes of sales is approximately $26 million, or 1.4% of the Company's 1996 net revenues, and $30 million, or 1.6% of the Company's 1995 net revenues. Currently, the potential loss of additional load is limited by conditions in the Company's transmission agreements with NYPA.

A number of customer groups are seeking to hasten consideration and implementation of full retail competition. For example, an energy consultant has petitioned the PSC, seeking alternate sources of power for Long Island school districts. The County of Nassau has also petitioned the PSC to authorize retail wheeling for all classes of electric customers in the County.

In addition, several towns and villages on Long Island are investigating municipalization, in which customers form a government-sponsored electric supply company. This is one form of competition that is likely to increase as a result of the National Energy Policy Act of 1992 (NEPA). NEPA sought to increase economic efficiency in the creation and distribution of power by relaxing restrictions on the entry of new competitors to the wholesale electric power market. NEPA does so by creating exempt wholesale generators that can sell power in wholesale markets without the regulatory constraint placed on utility generators such as on the Company. NEPA also expanded the FERC's authority to grant access to utility transmission systems to all parties who seek wholesale wheeling for wholesale competition. While it should be noted that the FERC's position favoring stranded cost recovery from retail turned wholesale customers will reduce utility risk from municipalization, significant issues associated with the removal of restrictions on wholesale transmission system access have yet to be resolved.

There are numerous towns and villages in the Company's service territory that are considering the formation of a municipally owned and operated electric authority to replace the services currently provided by the Company.

In 1995, Suffolk County issued a request for proposal from suppliers for up to 300 MW of power which the County would then sell to its residential and commercial customers. The County has awarded the bid to two off-Long Island suppliers and has requested the Company to deliver the power. After the Company challenged Suffolk County's eligibility for such service, the County petitioned the FERC to order the Company to provide the requested transmission service.

In December 1996, the FERC ordered the Company to provide transmission services to Suffolk County to the extent necessary to accommodate proposed sales to customers to which it was providing service on the date of enactment of NEPA (this Order could provide Suffolk County with the ability to import up to 200 MW of power on a daily basis). The FERC reserved decision on the remaining 100 MW of Suffolk County's request until the County identifies the ownership or control of distribution facilities that it alleges qualifies it for a wheeling order to Suffolk County customers who were not receiving service on the date of NEPA's enactment. The Company may ask the FERC to reconsider their decision once that decision becomes final, which is not expected for several months. The FERC has yet to determine the pricing of that service. As previously noted, FERC order 888 allows utilities to recover legitimate, prudent and verifiable stranded costs associated with wholesale transmission, including the circumstances where full requirements customers become wholesale transmission customers, such as where a municipality establishes its own electric system.

The matters discussed above involve substantial social, economic, legal, environmental and financial issues. The Company is opposed to any proposal that merely shifts costs from one group of customers to another, that fails to enhance the provision of least-cost, efficiently-generated electricity or that fails to provide the Company's shareowners with an adequate return on and recovery of their investment. The Company is unable to predict what action, if any, the PSC or the FERC may take regarding any of these matters, or the impact on the Company's financial position, cash flows or results of operations if some or all of these matters are approved or implemented by the appropriate regulatory authority.

Notwithstanding the outcome of the state or federal regulatory proceedings, or any other state action, the Company believes that, among other obligations, the state has a contractual obligation to allow the Company to recover its Shoreham-related assets.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local laws and regulations dealing with air and water quality and other environmental matters. Environmental matters may expose the Company to potential liabilities which, in certain instances, may be imposed without regard to fault or for historical activities which were lawful at the time they occurred. The Company continually monitors its activities in order to determine the impact of its activities on the environment and to ensure compliance with various environmental laws. Except as set forth below, no material proceedings have been commenced or, to the knowledge of the Company, are contemplated against the Company with respect to any matter relating to the protection of the environment.

The New York State Department of Environmental Conservation (DEC) has required the Company and other New York State utilities to investigate and, where necessary, remediate their former manufactured gas plant (MGP) sites. Currently, the Company is the owner of six pieces of property on which the Company or certain of its predecessor companies are believed to have produced manufactured gas. Operations at these facilities in the late 1800's and early 1900's may have resulted in the disposal of certain waste products on these sites. Research is underway to determine the existence and nature of operations and their relationship, if any, to the Company or its predecessor companies.

The Company has entered into discussions with the DEC which may lead to the issuance of one or more Administrative Consent Orders (ACO) regarding the management of environmental activities at these properties. Although the exact amount of the Company's remediation costs cannot yet be determined, based on the findings of investigations at two of these six sites, estimates indicate that it will cost approximately $51 million to remediate all of these sites through the year 2005. Accordingly, the Company has recorded a $35 million liability and a corresponding regulatory asset to reflect its belief that the PSC will provide for the future recovery of these costs through rates as it has for other New York State utilities. The $35 million liability reflects the present value of the future stream of payments to investigate and remediate these sites. The Company used a risk-free rate of 7.25% to discount this obligation.

In December 1996, the Company filed a complaint in the United States District Court for the Southern District of New York against 14 of the Company's insurers which issued general comprehensive liability (GCL) policies to the Company. The Company is seeking recovery under the GCL policies for the costs incurred to date and future costs associated with the clean-up of the Company's former MGP sites and Superfund sites for which the Company has been named a potentially responsible party (PRP). The Company is seeking a declaratory judgment that the defendant insurers are bound by the terms of the GCL policies, subject to the stated coverage limits, to reimburse the Company for the remediation costs. The outcome of this proceeding cannot yet be determined.

The Company has been notified by the United States Environmental Protection Agency (EPA) that it is one of many PRPs that may be liable for the remediation of three licensed treatment, storage and disposal sites to which the Company may have shipped waste products and which have subsequently become environmentally contaminated.

At one site, located in Philadelphia, Pennsylvania, and operated by Metal Bank of America, the Company and nine other PRPs, all of which are public utilities, have entered into an ACO with the EPA to conduct a Remedial Investigation and Feasibility Study (RI/FS), which has been completed and is currently being reviewed by the EPA. Under a PRP participation agreement, the Company is responsible for 8.2% of the costs associated with this RI/FS. The level of remediation required will be determined when the EPA issues its decision, but based on information available to date, the Company currently anticipates that the total cost to remediate this site will be between $14 million and $30 million. The Company has recorded a liability of $1.1 million representing its estimated share of the cost to remediate this site based upon its 8.2% responsibility under the RI/FS.

The Company has also been named a PRP for disposal sites in Kansas City, Kansas, and Kansas City, Missouri. The two sites were used by a company named PCB, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, dielectric oils and materials containing PCBs. According to the EPA, the buildings and certain soil areas outside the buildings are contaminated with PCBs.

In 1994, the EPA requested certain of the large PRPs, which include several other utilities, to form a group, sign an ACO, and conduct a remediation program for the sites under the Toxic Substances Control Act, or in the alternative, to perform a Superfund cleanup for the sites. The EPA has provided the Company with documents indicating that the Company was responsible for less than 1% of the materials that were shipped to the Missouri site. The EPA has not yet completed compiling the documents for the Kansas site. The Company intends to join a PRP Group which includes other utilities, which has been organized for the purpose of developing and implementing acceptable remediation programs for the sites. The Company is currently unable to determine its share of the cost to remediate these sites.

In  addition,  the Company  was  notified  that it is a PRP at a Superfund  site located in Farmingdale, New York. Portions of the site are allegedly contaminated with PCBs, solvents and metals. The Company was also notified by other PRPs that it should be responsible for remediation expenses in the amount of approximately $100,000 associated with removing PCB-contaminated soils from a portion of the site which formerly contained electric transformers. The Company is currently unable to determine its share of costs of remediation at this site.

During 1996, the Connecticut Department of Environmental Protection (DEP) issued a modification to an ACO previously issued in connection with an investigation of an electric transmission cable located under the Long Island Sound (Sound Cable) that is jointly owned by the Company and the Connecticut Light and Power Company (Owners). The modified ACO requires the Owners to submit to the DEP and DEC a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement and environmental impacts associated with leaks of fluid into the Long Island Sound, which have occurred from time to time. The Company continues to compile required information and coordinate the activities necessary to perform these studies and, at the present time, is unable to determine the costs it will incur to complete the requirements of the modified ACO or to comply with any additional requirements.

Previously, the U.S. Attorney for the District of Connecticut had commenced an investigation regarding occasional releases of fluid from the Sound Cable, as well as associated operating and maintenance practices. The Owners have provided the U.S. Attorney with all requested documentation. The Company believes that all activities associated with the response to occasional releases from the Sound Cable were consistent with legal and regulatory requirements.

In addition, during 1996 the Long Island Soundkeeper Fund, a non-profit organization, filed a suit against the Owners of the Sound Cable in Federal District Court in Connecticut alleging that the Sound Cable fluid leaks constitute unpermitted discharges of pollutants in violation of the Clean Water Act (CWA) and that such pollutants present a threat to the environment and public health. The suit seeks, among other things, injunctive relief prohibiting the Owners from continuing to operate the Sound Cable in alleged violation of the CWA and civil penalties of $25,000 per day for each violation from each of the Owners.

In December 1996, a barge, owned and operated by a third party, dropped anchor, causing extensive damage to the Sound Cable and a release of dielectric fluid into the Long Island Sound. Temporary clamps and leak abaters have been placed on the cables and have stopped the leaks. Permanent repairs are expected to be undertaken in the late spring of 1997. The preliminary estimate of the cost of these repairs is $15 million. The Company intends to seek recovery from third parties for costs incurred by the Company as a result of this incident. The timing and amount of recovery, if any, cannot yet be determined. In addition, the Owners maintain insurance coverage for the Sound Cable which the Company believes will be sufficient to cover any repair costs. In any event, costs not reimbursed by a third party or not covered by insurance will be shared equally by the Owners.

The Company believes that none of the environmental matters, discussed above, will have a material adverse impact on the Company's financial position, cash flows or results of operations. In addition, the Company believes that all significant costs incurred with respect to environmental investigation and remediation activities, not recoverable from insurance carriers, will be recoverable through rates.

NOTE 12. SEGMENTS OF BUSINESS

Identifiable assets by segment include net utility plant, regulatory assets, materials and supplies, accrued unbilled revenues, gas in storage, fuel and deferred charges. Assets utilized for overall Company operations consist primarily of cash and cash equivalents, accounts receivable, common net utility plant and unamortized cost of issuing securities.

                                            (In millions of dollars)
----------------------------------------------------------------------
For year ended December 31              1996         1995         1994
----------------------------------------------------------------------
OPERATING REVENUES
Electric                             $  2,467    $  2,484     $  2,481
Gas                                       684         591          586
----------------------------------------------------------------------
Total                                $  3,151    $  3,075     $  3,067
======================================================================
OPERATING EXPENSES
  (excludes federal income tax)
Electric                             $  1,644    $  1,657     $  1,640
Gas                                       560         478          500
----------------------------------------------------------------------
Total                                $  2,204    $  2,135     $  2,140
======================================================================
OPERATING INCOME
  (before federal income tax)
Electric                             $    823    $    827     $    842
Gas                                       124         113           85
----------------------------------------------------------------------
Total operating income                    947         940          927
AFC                                       (6)         (7)          (7)
Other income and deductions              (23)        (38)         (45)
Interest charges                          451         476          500
Federal income tax                        209         206          177
----------------------------------------------------------------------
Net Income                           $    316    $    303     $    302
======================================================================

DEPRECIATION AND AMORTIZATION
Electric                             $    129    $    122     $    112
Gas                                        25          23           19
----------------------------------------------------------------------
Total                                $    154    $    145     $    131
======================================================================

CONSTRUCTION AND NUCLEAR
  FUEL EXPENDITURES*
Electric                             $    165    $    162     $    155
Gas                                        78          84          125
----------------------------------------------------------------------
Total                                $    243    $    246     $    280
======================================================================

* Includes non-cash allowance for other funds used during construction and excludes Shoreham post-settlement costs.

                                            (In millions of dollars)
----------------------------------------------------------------------
At December 31                           1996        1995         1994
----------------------------------------------------------------------
IDENTIFIABLE ASSETS
Electric                             $  9,835    $ 10,020     $ 10,285
Gas                                     1,232       1,181        1,181
----------------------------------------------------------------------
Total identifiable assets              11,067      11,201       11,466
Assets utilized for overall
 Company operations                     1,143       1,326        1,013
----------------------------------------------------------------------
Total Assets                         $ 12,210    $ 12,527     $ 12,479
======================================================================

NOTE 13. QUARTERLY FINANCIAL INFORMATION
(Unaudited)

                  (In thousands of dollars except earnings per common share)
--------------------------------------------------------------------------------
                                                          1996           1995
--------------------------------------------------------------------------------
Operating revenues
      For the quarter ended March 31               $   864,214    $    791,188
                             June 30                   694,602         653,824
                        September 30                   849,775         875,794
                         December 31                   742,104         754,322
================================================================================
Operating income
      For the quarter ended March 31               $   190,421    $    180,875
                             June 30                   141,065         143,246
                        September 30                   235,402         239,561
                         December 31                   169,693         167,936
================================================================================
Net income
      For the quarter ended March 31               $    81,753    $     70,299
                             June 30                    40,524          41,392
                        September 30                   130,023         131,221
                         December 31                    64,164          60,374
================================================================================
Earnings for common stock
      For the quarter ended March 31               $    68,682    $     57,127
                             June 30                    27,453          28,220
                        September 30                   116,972         118,069
                         December 31                    51,141          47,250
================================================================================
Earnings per common share
      For the quarter ended March 31               $       .57    $        .48
                             June 30                       .23             .24
                        September 30                       .97             .99
                         December 31                       .43             .39
================================================================================

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Shareowners and Board of Directors of Long Island Lighting Company

We have audited the accompanying balance sheet of Long Island Lighting Company and the related statement of capitalization as of December 31, 1996 and 1995 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Island Lighting Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Melville, New York
January 31, 1997

                                             /S/ Ernst & Young LLP
                                             ---------------------
                                               Ernst & Young LLP
                                       111

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required by Item 10 as to the Company's Executive Officers is set forth in Item 1, "Business" under the heading "Executive Officers of the Company" above. Information required by Item 10 as to the Company's Directors may be found in the Company's definitive proxy statement between the Company and The Brooklyn Union Gas Company (definitive proxy) for its annual meeting to be held on May 8, 1997 (Annual Meeting). Such definitive proxy statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information  required by Item 11 may be found in the Company's  definitive proxy
statement  for  the  Annual  Meeting.   Such   definitive   proxy  statement  is
incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information  required by Item 12 may be found in the Company's  definitive proxy
statement  for  the  Annual  Meeting.   Such   definitive   proxy  statement  is
incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  required by Item 13 may be found in the Company's  definitive proxy
statement  for  the  Annual  Meeting.   Such   definitive   proxy  statement  is
incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)(1)    LIST OF FINANCIAL STATEMENTS

        Statement  of Income  for each of the three  years in the  period  ended
          December 31, 1996.

        Balance Sheet at December 31, 1996 and 1995.

        Statement of Retained Earnings for each of the three years in the period ended December 31, 1996.

        Statement of Capitalization at December 31, 1996 and 1995.

        Statement of Cash Flows for each of the three years in the period  ended
          December 31, 1996.

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

*3(b)  By-laws of the Company as amended on December 18, 1996.

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

--------------------
*Filed herewith.

Seven Supplemental Indentures to the Debenture Indenture dated as of November 1, 1986, filed as follows:

                                                   Previously Filed As An
        Supplemental Indenture                     Exhibit To The Company's
        Number            Date                      Form             Date
        ------           -------                    ----            ------
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

*10(m) Revolving Credit Agreement dated as of June 27, 1989, between the Company and the banks and co-agents listed therein, with the Exhibits thereto (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1989) and as amended by the First Amendment dated as of October 13, 1989 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1990) and as amended by the Second Amendment dated as of March 5, 1992 and as modified by a Waiver dated November 5, 1992 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1992) and as amended by Amendment No. 3 And Waiver to the Credit Agreement dated as of July 19, 1996.

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

---------------------
*Filed herewith.

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

Participation Agreement dated as of October 1, 1994 by and between NYSERDA and the Company relating to the 1994 EFRBs, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31,1994).

10(x) Indenture of Trust dated as of August 1, 1995 by and between NYSERDA and Chemical Bank, as Trustee, relating to the 1995 EFRBs, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1995).

Participation Agreement dated as of August 1, 1995 by and between NYSERDA and the Company relating to the 1995 EFRBs, Series A (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1995).

10(y) Supplemental Death and Retirement Benefits Plan as amended and restated effective January 1, 1993 (filed as an Exhibit to the Company's Form 10-Q for the Quarterly Period Ended September 30, 1995) and related Trust Agreement, which Trust Agreement was filed as Exhibit 10(q) to the Company's Form 10-K for the Year Ended December 31, 1990.

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

 (2) Executive Employment Agreement dated as of November 21, 1994 by and between the Company and Theodore A. Babcock, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994) which agreement is substantially the same as Executive Employment Agreement by and between the Company and (1) Charles A. Daverio dated as of December 1, 1996, (2) James T. Flynn, (3) Joseph
E. Fontana, (4) Robert X. Kelleher, (5) John D. Leonard, Jr., (6) Adam M. Madsen, (7) Kathleen A. Marion, (8) Brian R. McCaffrey, (9) Joseph W. McDonnell,
(10) Leonard P. Novello dated as of April 1, 1995, (11) Anthony Nozzolillo, (12) Richard Reichler, (13) William G. Schiffmacher, (14) Werner J. Schweiger dated as of December 1, 1996, (15) Richard M. Siegel dated as of December 1, 1996,
(16) Robert B. Steger, (17) William E. Steiger, and (18) Edward J. Youngling.

 (3) Indemnification Agreement by and between the Company and Theodore A. Babcock dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994), which agreement is substantially the same as Indemnification Agreement by and between the Company and (1) Charles A. Daverio dated as of December 1, 1996, (2) James T. Flynn dated as of November 25, 1987, (3) Joseph E. Fontana dated as of October 20, 1994, (4) Robert X. Kelleher dated as of November 25, 1987, (5) John D. Leonard, Jr. dated as of
November 25, 1987, (6) Adam M. Madsen dated as of November 25, 1987, (7) Kathleen A. Marion dated as of May 30, 1990, (8) Brian R. McCaffrey dated as of November 25, 1987, (9) Joseph W. McDonnell dated as of March 18, 1988, (10) Leonard P. Novello dated as of April 1, 1995, (11) Anthony Nozzolillo dated as of July 29, 1992, (12) Richard Reichler dated as of September 30, 1993, (13) William Schiffmacher dated as of November 25, 1987, (14) Werner J. Schweiger dated as of December 1, 1996, (15) Richard M. Siegel dated as of December 1, 1996, (16) Robert B. Steger dated as of February 20, 1990, (17) William E. Steiger, Jr. dated as of March 1, 1989, and (18) Edward J. Youngling dated as of November 4, 1988.

 (4) Indemnification Agreement by and between the Company and Vicki L. Fuller dated as of January 3, 1994, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994) which agreement is substantially the same as Indemnification Agreement by and between the Company and (1) A. James Barnes dated as of January 31, 1992, (2) George Bugliarello dated as of May 30, 1990,
(3) Renso L. Caporali dated as of April 17, 1992, (4) William J. Catacosinos dated as of November 19, 1987, (5) Peter O. Crisp dated as of April 23, 1992,
(6) Katherine D. Ortega dated as of April 20, 1993, (7) Basil A. Paterson dated as of November 19, 1987, (8) Richard L. Schmalensee dated as of February 8, 1992, (9) George J. Sideris dated as of November 30, 1987, and (10) John H. Talmage dated as of November 19, 1987.

 (5) Indemnification Agreement by and between the Company and Lionel M. Goldberg dated as of April 20, 1993, (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1993), which agreement is substantially the same as Indemnification Agreements by and between the Company and Eben W. Pyne dated as of April 20, 1993.

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

     *(9) Consulting Agreement dated as of May 9, 1996 by and between the Company and Lionel M. Goldberg, which agreement is substantially the same as Consulting Agreement dated as of May 9, 1996 by and between the Company and Eben
W. Pyne.

10(aa) Agreement and Plan of Exchange, dated as of December 29, 1996, among NYECO Corp., The Brooklyn Union Gas Company and Long Island Lighting Company, (filed as Exhibit to the Company's Current Report on Form 8-K dated December 30,
1996).

10(bb) LILCO Stock Option Agreement, dated as of December 29, 1996, between The Brooklyn Union Gas Company and Long Island Lighting Company (filed as an Exhibit to the Company's Schedule 13D dated January 9, 1997).

10(cc) BUG Stock Option Agreement, dated as of December 29, 1996, between The Brooklyn Union Gas Company and Long Island Lighting Company (filed as an Exhibit to the Company's Schedule 13D dated January 9, 1997).

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

(b)  REPORTS  ON  FORM  8-K

In its Current Report on Form 8-K dated December 30, 1996, the Company reported that it and The Brooklyn Union Gas Company entered into an agreement and plan of exchange to merge in a tax-free transaction.



--------
*Filed herewith.

                          LONG ISLAND LIGHTING COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)


Column A                                Column B              Column C           Column D       Column E
--------------------------------------------------------------------------------------------------------
                                                              Additions
                                                              ---------
                                                                   Charged
                                       Balance at      Charged to  to other                   Balance at
                                       beginning       costs and   accounts-    Deductions-       end of
Description                            of period       expenses    describe     describe          period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts        $24,676          $23,119       --         $22,795 (1)     $25,000

Year ended December 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts        $23,365          $17,751       --         $16,440 (1)     $24,676

Year ended December 31, 1994
Deducted from asset accounts:
Allowance for doubtful accounts        $23,889          $19,542       --         $20,066 (1)     $23,365


(1) Uncollectible accounts written off, net of recoveries.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                  SIGNATURE AND TITLE

                      WILLIAM J. CATACOSINOS*
                      -----------------------
                      William J. Catacosinos, Principal
                      Executive Officer and Chairman
                      of the Board of Directors

                      JAMES T. FLYNN*
                      ---------------
                      James T. Flynn, President,
                      Chief Operating Officer,
                      Director

                      /S/ JOSEPH E. FONTANA
                      ---------------------
                      Joseph E. Fontana, Vice President,
                      Controller, Principal Accounting
                      Officer

                      A. JAMES BARNES*
                      ----------------
                      A. James Barnes, Director

                      GEORGE BUGLIARELLO*
                      -------------------
                      George Bugliarello, Director
February 6, 1997
                      RENSO L. CAPORALI*
                      ------------------
                      Renso L. Caporali, Director

                      PETER O. CRISP*
                      ---------------
                      Peter O. Crisp, Director

                      VICKI L. FULLER*
                      ----------------
                      Vicki L. Fuller, Director

                      KATHERINE D. ORTEGA*
                      --------------------
                      Katherine D. Ortega, Director

                      BASIL A. PATERSON*
                      ------------------
                      Basil A. Paterson, Director

                      RICHARD L. SCHMALENSEE*
                      -----------------------
                      Richard L. Schmalensee, Director

                      GEORGE J. SIDERIS*
                      ------------------
                      George J. Sideris, Director

                      JOHN H. TALMAGE*
                      ----------------
                      John H. Talmage, Director

                      * /S/ ANTHONY NOZZOLILLO
                      ------------------------
                      Anthony Nozzolillo  (Individually,  as
                      Senior Vice President and Principal
                      Financial Officer and as attorney-in-fact
                      for each of the persons indicated)

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 6, 1997


                              LONG ISLAND LIGHTING COMPANY

                              By: /S/ Anthony Nozzolillo
                              --------------------------
                                 ANTHONY NOZZOLILLO
                              Principal Financial Officer




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