Form 10-K/A
period 1996-12-31
LONG ISLAND LIGHTING CO
filed 1997-04-30
CIK 60251

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

                                   ----------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

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
8 3/4%Series Due 1997    8 5/8% Series Due 2004   9 3/4% Series Due 2021
7 5/8%Series Due 1998    8.50%  Series Due 2006   9 5/8% Series Due 2024
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

                            Yes |X|       No | |

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

  COMMON STOCK ($5 PAR) - SHARES OUTSTANDING AT DECEMBER 31, 1996: 120,780,792

This Form 10-K/A amends Part III, Items 10, 11, 12, and 13 of Form 10-K for the Fiscal Year ended December 31, 1996.


                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

All Directors are elected annually. Current information regarding the Company's Directors follows:

WILLIAM J. CATACOSINOS: Chairman of the Board of Directors and Chief Executive Officer ("CEO") of LILCO since January 1984 and a Director since 1978; President of LILCO from March 1984 to January 1987 and from March 1994 to December 1996. Dr. Catacosinos, 66, is a resident of Mill Neck, Long Island. Received bachelor of science degree, masters degree in business administration and a doctoral degree in economics from New York University. Member, boards of U. S. Life Corporation; Long Island Association; Business Alliance for a New, New York; First National Bank of L.I.; and a member of the Advisory Committee of the Huntington Township Chamber Foundation. Former chairman and chief executive officer of Applied Digital Data Systems, Inc., Hauppauge, New York; chairman of the board and treasurer of Corometric Systems, Inc. of Wallingford, Connecticut; and assistant director at Brookhaven National Laboratory, Upton, New York.

JOHN H. TALMAGE: Director of LLCO since 1982. Graduate of the College of Agriculture and Life Sciences, Cornell University, Mr. Talmage is 67. President since 1992 and director since 1960, Friar's Head Farm, Inc.; Chairman, board of directors, H.P. Hood, Inc. of Boston, Massachusetts, 1980 to 1995; director, Agway, Inc., 1967 to 1995; Curtice Burns Foods, Inc., 1969 to 1984; and Suffolk County Federal Savings and Loan Association, 1975 to 1982.

BASIL A. PATERSON: Director of LILCO since 1983. Received juris doctorate from St. John's University School of Law. Served as Secretary of State of New York from 1979 to 1982, as Deputy Mayor of New York City, as a New York State Senator and as a commissioner of the Port Authority of New York and New Jersey. Mr. Paterson, 70, is a partner in the law firm of Meyer, Suozzi, English and Klein, P.C., Mineola, New York. Served as a professor at a number of universities, as a member of the board of editors of the New York Law Journal and as a member of the New York State Commission on Judicial Nomination.

GEORGE BUGLIARELLO: Director of LILCO since 1990. Received doctor of science degree in engineering from Massachusetts Institute of Technology and several honorary degrees from other institutions. Dr. Bugliarello, 69, served as President of Polytechnic University from 1973 to July 1994, and presently holds the position of Chancellor. Member, board of directors of the Lord Corporation, Symbol Technologies, Comtech Telecommunications Corp., the Teagle Foundation, the Jura Corp., the Greenwall Foundation and Spectrum Information Technologies, Inc. Member of the Council on Foreign Relations and National Academy of Engineering. Fellow, the American Society of Civil Engineers, the American Association for the Advancement of Science and the New York Academy of Medicine. Chairman, Board of Infrastructure and Constructed Environment, National Research Council. Previously held a NATO Senior Faculty Fellowship at the Technical University of Berlin and the chairmanship on the Committee on Science, Engineering and Public Policy of the American Association for the Advancement of Science. Former member of the Scientific Committee of the Summer School on Environmental Dynamics in Venice.

GEORGE J. SIDERIS: Director of LILCO since 1991. Received bachelors degree in economics from New York University. Mr. Sideris, 70, joined LILCO in 1984 as Vice President of Finance and Chief Financial Officer. Became Senior Vice President of Finance in 1987 and retired in January 1992. Member, board of directors of Utilities Mutual Insurance Company through December 1994. Self-employed as a management and financial consultant, 1981-1984. Previously served as a vice president of Qualpeco Services, Inc., and as a vice president and chairman of the Northeast Operations Group of U.S. Industries, Inc.

A. JAMES BARNES: Director of LILCO since 1992. Received undergraduate degree from Michigan State University and juris doctorate from Harvard Law School. Mr. Barnes, 54, served as General Counsel of the U.S. Department of Agriculture from 1981 to 1983, as General Counsel of the U.S. Environmental Protection Agency from 1983 to 1984 and as Deputy Administrator of the Agency from 1985 to 1988. Previously was a partner in the law firm of Beveridge, Fairbanks and Diamond, Washington, D.C. and also served with the U.S. Department of Justice. Joined the Indiana University School of Public and Environmental Affairs as its Dean in 1988.

RICHARD L. SCHMALENSEE: Director of LILCO since 1992. Received doctoral degree in economics and bachelor of science degree in economics, politics and science from the Massachusetts Institute of Technology ("MIT"). Gordon Y. Billard Professor of Economics and Management at MIT's Sloan School since 1988. Served as member of the President's Council of Economic Advisors from 1989 to 1991. Currently, Deputy Dean of the MIT Sloan School of Management and Director of the MIT Center for Energy and Environmental Policy Research. Dr. Schmalensee, 53, is a consultant to a variety of government agencies and private firms through the National Economic Research Associates Inc. on a range of issues including aspects of utility regulation.

RENSO L. CAPORALI: Director of LILCO since 1992. Received doctorate and two masters degrees in Aeronautical Engineering from Princeton University and a masters of mechanical engineering degree and bachelor of civil engineering degree from Clarkson College of Technology. Dr. Caporali, 63, served as President of Grumman Corporation's Aircraft Systems Division since 1985, Vice Chairman of Corporate Technology 1988 to 1990 and Chairman and CEO from 1990 to June 1994. Consultant to and member of the board of directors of
Northrop-Grumman from June 1994 to March 1995. Serves on two Princeton University Advisory Councils. Former Chairman of the Aerospace Industries Association's Board of Governors and Executive Committee. Presently corporate Senior Vice President of Engineering and Business Development for the Raytheon Company. Member of the National Academy of Engineering.

PETER O. CRISP: Director of LILCO since 1992. Received bachelors degree from Yale University and masters degree in business administration from Harvard Business School. General Partner, Venrock Associates, a venture capital limited partnership, since 1969. Mr. Crisp, 64, is Chairman of Venrock, Inc., the corporation which manages Venrock Associates, since 1980. Director of American Superconductor Corporation, Evans & Sutherland Computer Corporation, Thermo Power Corporation, Thermedics Inc., Thermo Electron Corporation, ThermoTrex Corporation and U.S. Trust Corporation as well as a number of other private companies. Member of the boards of the Memorial Sloan Kettering Cancer Center and North Shore University Hospital.

KATHERINE D. ORTEGA: Director of LILCO since 1993. Received bachelor of arts degree in business and economics from Eastern New Mexico University and three honorary doctor of law degrees and an honorary doctor of social science degree. Ms. Ortega, 62, served as Treasurer of the United States from 1983 to 1989. Served as a commissioner of the Copyright Royalty Tribunal, a member of the President's Advisory Committee on Small and Minority Business and an alternate representative to the United Nations General Assembly. Member of the board of directors of Diamond Shamrock, Inc., The Kroger Company, Ralston Purina Company, Rayonier Inc. and Catalyst. Member of the Comptroller General's Consultant Panel. Advisory Board Member of Washington Mutual Investors Fund.

VICKI L. FULLER: Director of LILCO since 1994. Received bachelors degree at Roosevelt University and masters degree in business administration at the University of Chicago and is a Certified Public Accountant. Ms. Fuller, 39, served as an associate in Morgan Stanley and Co.'s corporate finance department from 1981 to 1983. Served as a rating officer at Standard & Poor's Corporation from 1984 to 1985. Joined Equitable Capital Management Corporation ("ECM") in 1985 as a senior investment manager, holding various positions including
Managing Director from 1989 to 1993. Vice President of Alliance Capital Management Corporation ("Alliance"), which acquired ECM, from 1993 to 1994; currently holds the position of Senior Vice President of Alliance. Member of the Board of Trustees of North Carolina Agricultural & Technology University. In compliance with Section 305(b) of the Federal Power Act, Ms. Fuller has authorization to hold the position of an officer or director of a public utility and at the same time the position of an officer or director of a firm that is authorized to underwrite or participate in the marketing of the securities of a public utility.

JAMES T. FLYNN: Appointed by the Board of Directors, Mr. Flynn became a Director in December 1996. Holds a bachelor of science degree in mechanical engineering from Bucknell University and is a Licensed Professional Engineer. Joined LILCO in October 1986 as Vice President of Fossil Production and was promoted to Group Vice President, Engineering and Operations in April 1992. Appointed Executive Vice President and Chief Operating Officer in March 1994. Mr. Flynn, 63, has served as President and Chief Operating Officer since December 1996.


EXECUTIVE OFFICERS OF THE COMPANY

Information required by Item 10 as to the Company's Executive Officers is set forth in Item 1, "Business" under the heading "Executive Officers of the Company" above.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

LILCO is required to identify any Director, Officer, or person who owns more than ten percent of a class of equity securities who failed to timely file with the Securities and Exchange Commission (the "SEC") a required report relating to ownership and changes in ownership of LILCO's equity securities. Based on information provided to LILCO by such persons, all LILCO Officers and Directors made all required filings during the fiscal year ended December 31, 1996. LILCO does not know of any person beneficially owning more than 10% of a class of equity securities.


ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION PAID TO DIRECTORS

The 1996 annual retainer fee paid to each Director was $12,500 in cash and $12,500 applied to a deferred stock unit account, except for Dr. Catacosinos and Mr. Flynn who, as Officers of LILCO, do not receive compensation for serving as Directors. The fee paid to each Director who is not also an Officer of LILCO for attending each meeting of the Board of Directors or of one of its committees was $500.

Under the terms of the Directors' Stock Unit Retainer Plan (the "Retainer Plan"), each non-employee director of LILCO is required to apply at least 50% of his or her annual retainer to the purchase of Common Stock units ("Stock Units"). Allocation of Stock Units under the Retainer Plan are made automatically on the date during each fiscal quarter on which the quarterly installment of the annual retainer is paid.

Under the Retainer Plan, the value of the units which will be credited to each non-employee Director's account on a quarterly basis will be determined by dividing the aggregate amount of cash credited to such account by the closing price per share of LILCO Common Stock, as reported on a New York Stock Exchange listing of composite transactions, on the first trading day of the calendar month in which the Participant's retainer is paid. The amounts accumulated pursuant to the Retainer Plan will be held until such time s (i) a participant ceases to serve as a Director or Consulting Director; (ii) a participant's death; or (iii) a "Change in Control" (as defined in the Retainer Plan).

If the Director so elects, the aggregate value of the Stock Units accumulated pursuant to the Retainer Plan may be received in certificated shares of LILCO Common Stock at the time of distribution. The Director may elect to receive a distribution of Retainer Plan benefits in a lump sum or in ten annual installments. Any such shares shall be purchased by LILCO on the open market or shall be taken from shares of Common Stock previously acquired by LILCO and held in its treasury. Prior to distribution, a Director shall have no voting or other rights of a shareholder with respect to such Stock Units. However, each Director's account will be credited with an amount equal to the amount of any dividends paid on shares of LILCO Common Stock proportionate to the number of Stock Units accumulated pursuant to the Retainer Plan prior to such dividend payment date. Amounts so credited shall be applied toward the purchase of an additional number of Stock Units. The transactions contemplated with Brooklyn Union and/or LIPA will result in a Change in Control for purposes of the Retainer Plan.

LILCO has entered into a consulting agreement with Eben W. Pyne, a former Director of LILCO, naming him Consulting Director. This agreement provides that the Consulting Director will advise and counsel the Board and any of its committees on various matters and will receive an annual retainer of $25,000 (half of which was credited to a deferred stock unit account pursuant to the Retainer Plan as discussed above) plus an additional $500 for each Board or committee meeting attended. A Consulting Director does not have the right to vote at meetings of the Board or at meetings of committees of the Board.

Directors may elect to defer the receipt of any portion of their compensation under the Deferred Compensation Plan for Directors. Amounts deferred may be allocated to a deferred compensation account. Each participating Director's account accrues interest, compounded quarterly, at the prime rate of 1/2%. The Deferred Compensation Plan for Directors is unfunded and any accounts under the plan will be general obligations of LILCO. Distributions from a deferred compensation account commence upon termination of membership on the Board of Directors, death or disability, or at a date previously designed by the participating Director. Distributions from the deferred compensation account may be made by lump-sum payment or annually over either a five or ten-year period. Currently none of the Directors are participating in the Deferred Compensation Plan for Directors.

LILCO has a Retirement Plan for Directors (the "Retirement Plan"), providing benefits to Directors who are not or who have not been Officers of LILCO. Directors who have served in that capacity for more than five years qualify as participants under the plan. The plan provides for a monthly benefit equal to one-twelfth of the highest annual retainer paid to each participant. A full benefit is available for participants who serve for ten years with a reduction of one-sixtieth for each month of service less than ten years. Under the plan, payment of benefits is to begin when the Director ceases to serve as a Director or Consulting Director or reaches age 65, whichever is later. The plan also provides that in the event of a "change in control" (as defined in the Retirement Plan), including by virtue of an acquisition of LILCO's assets or stock, the value of vested benefits could be payable immediately. In addition to Dr. Bugliarello, who would be entitled to be paid a reduced benefit, Messrs. Paterson, Talmage and Pyne would be entitled to be paid full benefits were they to cease to serve as a Consulting Director or Director at this time. Benefits are provided on a straight- life annuity basis except that if the Director is married at the time benefits begin, a joint and 50% survivor benefit may be paid on an actuarially equivalent basis. The benefits are unfunded and are general obligations of LILCO. The transactions contemplated with Brooklyn Union and/or LIPA will result in a Change in Control for purposes of the Retirement Plan.

LILCO entered into an agreement in 1987 with Mr. Sideris, while he was an Officer of LILCO, which provides retirement benefits supplementing the benefits to which he is entitled under LILCO's Retirement Income Plan and Supplemental Death and Retirement Benefits Plan, both discussed below. LILCO has established a trust, which is currently making payment of the retirement benefits.
Notwithstanding the creation of the trust, LILCO continues to be primarily liable.

Pursuant to the New York Business Corporation Law and LILCO By-laws, LILCO has entered into agreements with its Directors and Officers providing for indemnification and advancement of expenses in defending certain actions or proceedings in advance of their final disposition subject to refund if they are found not to be entitled to indemnification. LILCO has established a trust, the Long Island Lighting Company Officers' and Directors' Protective Trust, to fund LILCO's obligations under these agreements.

REPORT OF THE COMPENSATION AND MANAGEMENT
APPRAISAL COMMITTEE ON EXECUTIVE COMPENSATION

The disclosure contained in this section of the Form 10-K/A shall not be deemed incorporated by reference into any prior filing by LILCO pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings or portions thereof (including this Form 10-K/A or any amendment or any part thereof).

The Compensation and Management Appraisal Committee (the "Committee"), which establishes the procedures by which management compensation is determined, reviews and recommends to the Board of Directors the compensation levels of LILCO's Officers and administers the Annual Stock Incentive Compensation Plan (the "Annual Stock Incentive Plan") and the Long-Term Incentive Plan (the "Long-Term Incentive Plan") discussed below. The Committee is made up entirely of outside Directors. Its members are George Bugliarello, A. James Barnes, Richard L. Schmalensee and John H. Talmage.

During 1996, the Committee used two outside consultants, the Hay Group ("Hay"), to review the compensation levels of LILCO's officers, including the named executive officers, and William M. Mercer, Inc. ("Mercer"), to provide advice with respect to incentive compensation arrangements. LILCO's Human Resources office also supplied industry compensation comparisons.

EXECUTIVE COMPENSATION PHILOSOPHY

It is the Board's philosophy to use incentives and other variable performance-based pay programs to link executive pay with enhancements to LILCO performance and customer service and to ensure the attraction and retention of key executives. To accomplish these objectives, over the past two years, the Board has changed the executive compensation program from a program that acknowledged performance solely through the administration of base pay to a program that includes both the Annual Stock Incentive Plan and the Long-Term Incentive Plan. This performance-based compensation philosophy places a significant emphasis on the achievement of strategic goals related to financial and customer service performance. As a result of the adoption of the Annual Stock Incentive Plan, officer base salaries have been held at their April 1995 level. However, even after the adoption of the Annual Stock Incentive Plan, LILCO's officer total compensation opportunities remains below median competitive levels among other comparable electric utilities. It is the intention of the committee to review with the Board this competitive compensation shortfall on a regular basis to ensure that LILCO maintains its ability to retain talented and capable executives.

DETERMINATION OF BASE SALARY LEVELS

The Committee annually considers adjustments to base salary ranges using the external comparisons to other utility and non-utility companies. Specifically, LILCO studies the average compensation levels of comparable executives of four databases provided by Hay for general industry, metropolitan New York companies, national utilities and 9 regional utility companies (the "Hay Group Utilities"). Two of the Hay Group Utilities are also included in the Standard & Poor's Electric Utility Index shown in the performance graph on page 18. In addition to compensation levels among the Hay databases, the Committee also reviews the results of the Edison Electric Institute's Annual Compensation Survey of 118 utilities (the "EEI Utilities") as well as the compensation paid to the officers of other New York utilities.

Individual base salary increases within those ranges are then subjectively determined based on several factors. These factors include the competitiveness of the executive's current base salary and potential incentive compensation, the executive's individual accomplishments during the year and the executive's length of time in his or her position. However, because base salaries have not been increased since April 1995, the 1996 base salaries earned by the named executive officers in the Summary Compensation Table fell to 8 percent below comparable base salaries among the Hay Group Utilities.

THE ANNUAL STOCK INCENTIVE COMPENSATION PLAN

Annual incentive compensation is earned under LILCO's Annual Stock Incentive Plan. Awards earned under the Plan, less applicable tax withholding, are paid in Common Stock following the close of a given plan year. By making the awards payable in LILCO Common Stock, officers' performance is more closely aligned with shareholder interest. Officers received payment for the first time in 1996 for the performance achieved during calendar year 1995.

The Annual Stock Incentive Plan is based on the achievement of two quantifiable objectives: reducing expenditures and maintaining or improving critical service goals. If threshold levels are not achieved for either objective, no incentive is received. As threshold levels were exceeded, the officers were eligible to receive awards from the Annual Stock Incentive Plan.

The target incentive award - the amounts paid if goal performance levels are attained for all program objectives - were 15% for senior officers, 25% for the CEO and COO and 10% for other officers, of the midpoint for the base salary range of each position for awards paid in 1996 for Plan Year 1995. The midpoint for the base salary range is dependent upon the executive's level in the organization. Seventy-five percent of each individual's earned incentive award is based on the level of achievement of the two corporate objectives. The balance of each award, which can range from zero to 50 percent of the earned incentive award, is then subjectively determined by the Committee based on each individual's contribution toward helping LILCO achieve its objectives. Based on the level of achievement for the budget savings and service goals, and individual contributions to LILCO, awards under the Annual Stock Incentive Plan paid in 1996 for plan year 1995 ranged from 75 to 110 percent of each individual's earned incentive award.

The 1996 total annual compensation (base salary plus annual stock incentive) earned by the named executive officers in the Summary Compensation table was 9 percent below the total annual compensation levels of the comparable executives in the Hay Group Utilities.


THE OFFICER LONG-TERM INCENTIVE PLAN

In December 1995, LILCO's Board of Directors adopted, and at the 1996 Annual Meeting the shareholders approved, the Long-Term Incentive Plan. Prior to the establishment of this plan, LILCO was one of the few utilities in its peer group without a long-term incentive compensation plan. Consequently, its total direct compensation (base salary plus annual and long-term incentives) levels fell 28 percent below the total direct compensation levels of the comparison group in 1995. The purpose of the Long-Term Incentive Plan is to motivate the Officers to meet or exceed LILCO's business goals, with a particular focus on the long-term effects of their actions, and to provide incentives for continued service to LILCO.

Awards made under the Long-Term Incentive Plan will be paid only upon the attainment of financial performance goals or goals set by the Committee. These goals include freezing rates, improving earnings and reducing O&M expenditures. In general the goals are to be attained over the period of three calendar years, with a new cycle beginning every two years (the "Performance Period"). The first Performance Period (1996-1997) will be two years. Awards will be paid for the attainment of specified threshold, target and maximum results over the Performance Period and are a specified percentage per year of the midpoint of the individual participant's salary range.

Awards will be paid in two installments, each of which is contemplated to be made in shares of Company Stock. Fifty percent of the award will be distributed in the next calendar year after the end of the Performance Period and the remaining 50% will be subject to a mandatory one-year deferral period. Generally, an individual must be employed by LILCO on the date each installment of the award is paid to be eligible to receive the award.

Using the target awards for comparison, the 1996 total direct compensation achievable by the named executive officers in the Summary Compensation table fell 14 percent below the total direct compensation levels of the comparable executives in the Hay Group Utilities.

CEO COMPENSATION

The compensation of Dr. Catacosinos consists of base salary and annual and long-term incentives. For 1996, the Committee did not recommend an increase in Dr. Catacosinos' base salary. This treatment is consistent with the Board's approach to freezing the base salary levels for all officers and reflects the Board's philosophy that an increased percentage of the total compensation of the CEO should be derived from performance-based compensation rather than base pay.

In making its determination with respect to Dr. Catacosinos' Annual Stock Incentive Plan award for plan year 1995, the Committee considered, among other things, the level of achievement of the budget savings and service goals in accordance with the Annual Stock Incentive Plan, LILCO's operating results, the efficiency and high level of reliability of LILCO's electric system, and the effectiveness of the strategies and initiatives being used to address competitive factors impacting the electric and gas industries. Specifically, the continuation of LILCO's aggressive program to contain operating and maintenance expenses as well as capital expenses resulted in a reduction in these expenses of $159 million. This reduction significantly enhanced LILCO's cash flow, enabling it to redeem all bonds outstanding under its first mortgage with cash on hand. Based on these achievements, the Committee approved an incentive award net of the appropriate income and employment taxes for Dr. Catacosinos of 5,407 shares of LILCO Common Stock.

Market comparisons showed that Dr. Catacosinos' total annual compensation (base salary and annual incentive) for 1996 was 4 percent below the total annual compensation and 11 percent below the total direct compensation (base salary and annual and long-term incentives) of CEO's in Mercer's databases. However, by establishing direct links between pay and performance, the Committee is confident that LILCO's compensation programs properly align management's interests with the long-term interests of ratepayers and shareholders.


CERTAIN TAX MATTERS

Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended limits tax deductions for executive compensation to $1 million. Section 162(m) was not applicable in 1996 to the compensation of the executives named in the Summary Compensation Table.



                               George Bugliarello -- Chairman
                               John H. Talmage
                               A. James Barnes
                               Richard L. Schmalensee

STOCK PERFORMANCE GRAPH

Set forth below is a graph comparing the cumulative return of LILCO, the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the S&P Electric Utilities Index ("S&P ELEC") over the past five-year period. The graph assumes a $100 initial investment on December 31, 1991, and a reinvestment of dividends in LILCO and each of the companies reported in the indices.


                         LILCO              S&P 500        S&P ELEC
                         -----              -------        --------
1991                  $ 100.00             $ 100.00       $ 100.00
1992                  $ 112.26             $ 107.62       $ 105.88
1993                  $ 113.49             $ 118.47       $ 119.22
1994                  $  79.16             $ 120.03       $ 103.64
1995                  $  94.16             $ 165.14       $ 135.86
1996                  $ 140.12             $ 203.06       $ 135.64


COMPENSATION PAID TO EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE: The following table illustrates the compensation paid by LILCO during the past three years to each of its most highly compensated Executive Officers:



                                        Annual Compensation              Long Term Compensation
                                  ---------------------------------  -------------------------------
                                                                     Restricted             Payouts-
                                                                       Stock      Options/  LTIP     All Other
 Name and Principal               Salary      Bonus     Other Annual   Award(s)     SARs    Payouts  Compensation
      Position           Year    ($)(1)      ($)(2)     Compensation     ($)        (#)       ($)      ($)(3)
=============================================================================================================
William J. Catacosinos   1996   580,413(4)   153,203         n/a*         0          0         0       18,653
- CEO                    1995   587,976(4)      0            n/a          0          0         0       15,184
                         1994   579,654(4)      0            n/a          0          0         0       12,304
-------------------------------------------------------------------------------------------------------------
James T. Flynn - COO     1996   263,364       90,554         n/a          0          0         0        5,800
President                1995   255,500         0            n/a          0          0         0        3,725
                         1994   235,178         0            n/a          0          0         0        2,116
-------------------------------------------------------------------------------------------------------------
Leonard P. Novello -     1996   236,186       33,693         n/a          0          0         0        1,410
Senior Vice President    1995   176,250(5)      0            n/a          0          0         0          883
and General Counsel      1994     n/a           0            n/a          0          0         0          n/a
-------------------------------------------------------------------------------------------------------------
Edward J. Youngling -    1996   172,358       34,285         n/a          0          0         0          766
Senior Vice President    1995   172,000         0            n/a          0          0         0          650
Engineering and          1994   169,512         0            n/a          0          0         0          591
Construction
-------------------------------------------------------------------------------------------------------------
Anthony Nozzolillo -     1996   170,331       31,672         n/a          0          0         0          574
Senior Vice President    1995   169,083        0             n/a          0          0         0          487
Finance and Chief        1994   157,678        0             n/a          0          0         0          423
Financial Officer
=============================================================================================================
 * n/a - Not Applicable.

NOTES TO SUMMARY COMPENSATION TABLE:

(1) LILCO has in place a 401(k) Capital Accumulation Plan, which qualifies for favorable tax treatment under the Internal Revenue Code of 1986, as amended. This plan is designed to provide for salary reduction contributions by participants under Section 401(k) of the Internal Revenue Code of 1986, as amended that permit employees to defer a portion of their current compensation and therefore a portion of their current federal and, in most instances, state and local income taxes. Although this plan allows LILCO to make matching contributions to these deferred amounts, no such matching contributions have been made to date. The amounts shown for annual salary in the Summary Compensation Table for each individual officer include amounts deferred by those individuals into this plan.

(2) Represents the dollar value of LILCO Common Stock awards under the Annual Stock Incentive Plan, including applicable tax withholdings. The net amount of the awards were paid in shares of LILCO Common Stock in 1996 as follows: Dr. Catacosinos - 5,407 shares, Mr. Flynn - 3,196 shares, Mr. Novello - 1,189 shares, Mr. Youngling - 1,210 shares, and Mr. Nozzolillo - 1,117 shares.

(3) LILCO has a noncontributory Supplemental Death and Retirement Benefits Plan for its Officers and certain other senior management employees. Currently, death benefits for the Chairman, CEO, President and Chief Operating Officer ("COO") are five times their plan compensation and, for each other Officer, three times their plan compensation. Compensation under this plan is defined as the highest salary including any incentive earned pursuant to the Annual Stock Incentive Plan. The cost of life insurance, paid by LILCO for coverage under this plan, is included in All Other Compensation for each of the individuals listed. For each year reflected in the Compensation Table, insurance coverage for these death benefits was provided by split-dollar life insurance policies on the life of each plan participant. The amount shown for each participant represents the amount allocated to such participant for income tax purposes.

(4) A portion of Dr. Catacosinos' salary in each of these years has been deferred at his request and is reflected in the amounts shown.

(5) Leonard P. Novello assumed duties as General Counsel effective April 1, 1995. Prior to that date, Mr. Novello was General Counsel for the public accounting firm of KPMG Peat Marwick.

SUPPLEMENTAL DEATH AND RETIREMENT BENEFITS PLAN: Officers and certain other senior management employees eligible to participate in LILCO's Supplemental Death and Retirement Benefits Plan are provided with death benefits, generally funded by life insurance, equal to five times the plan compensation for the Chairman, CEO, President and COO and three times the plan compensation for each other Officer. "Plan compensation" is defined in this plan as the highest salary including any incentive earned pursuant to the Annual Stock Incentive Plan.
Prior to retirement, participants elect either to receive continued death benefit coverage or to receive monthly retirement benefits, a partial lump-sum distribution, or a combination of each. For a participant who retires on or after age 65 and elects the death benefit, the death benefit coverage will be continued up to five times plan compensation for the Chairman, CEO, President and COO and up to three times plan compensation for each Officer. For a participant who retires on or after age 65 and elects the monthly retirement income benefit, the annual retirement benefits payable under the 15-year certain option will be, for the Chairman, CEO, President and COO, 25% of plan compensation and, for each other Officer, 15% of such Officer's plan compensation, with other options available to make payment on an actuarially equivalent basis through a lifetime annuity, a joint and survivor annuity or an increasing income annuity. Retirement benefits under this plan are not available to participants who retire prior to age 60. A participant will vest upon the earlier of attainment of age 60 with ten years of service or upon attainment of his or her normal retirement date (i.e., age 65). If a vested participant retires prior to age 65, reduced benefits are payable.

The projected value of the annual retirement benefits payable under the Supplemental Death and Retirement Benefits Plan utilizing the 15-year certain retirement income payment election for each of the individuals listed in the Summary Compensation Table at normal retirement age, 65, based upon compensation in effect for 1996, are as follows: Dr. Catacosinos, $196,753; Mr. Flynn, $97,639; Mr. Novello, $41,804; Mr. Youngling, $30,943; and Mr. Nozzolillo, $30,251. The terms of Dr. Catacosinos' employment agreement, discussed below, provide for his continued employment beyond normal retirement age. In addition, Dr. Catacosinos has made an assignment of his rights to death benefits and therefore will not receive the monthly retirement benefits under this plan.

LILCO recognizes the cost of these benefits, which are borne by LILCO's shareholders, as an expense on its income statements for each year. LILCO has also established a trust to provide for payments of its obligations to the participants in the Supplemental Death and Retirement Benefits Plan. Notwithstanding the creation of the trust, LILCO continues to be primarily liable for the death or retirement benefits payable to the participants and is currently making such payments to such retired participants.

RETIREMENT INCOME PLAN: Generally, all LILCO employees (except certain leased and part-time employees) are eligible for inclusion in the Retirement Income Plan upon completion of one year of employment with LILCO. A participant will vest upon completion of five years of service. This plan is currently noncontributory and provides fixed-dollar pension benefits.


The Retirement Income Plan uses a career average pay formula which provides a credit for each year of participation in the retirement plan. For service before January 1, 1992, pension benefits are determined based on the greater of the accrued benefit as of December 31, 1991, or by multiplying a moving five-year average of plan compensation, not to exceed the January 1, 1992 salary, by a certain percentage determined by years of participation in the retirement plan at December 31, 1991. For service after January 1, 1992, pension benefits are equal to 2% of "plan compensation" through age 49 and 2 1/2% thereafter. "Plan compensation" is defined in this plan as the base rate of pay in effect on January 1 of each year and may differ from the amounts reported under the heading "Salary" in the Summary Compensation Table. Any difference is primarily attributable to the timing of annual salary increases for the named executive officers which impacts the amount paid to such officer and reported for a given year.

The following table shows the projected annual retirement benefit payable on a straight-life annuity basis pursuant to LILCO's Retirement Income Plan to each of the individuals listed in the Summary Compensation Table at normal retirement age (which is the later of age 65 or five years of service), assuming continuation of employment to normal retirement date at the rate of plan compensation during 1996:


                           Annual          Credited               Normal
                         Retirement       Service as            Retirement
                         Benefit(1)      of 12/31/96               Date
                         ----------      -----------               ----
William J. Catacosinos   $146,642     12 years 11 months      April 1, 1995(2)
James T. Flynn           $ 66,110     10 years  3 months       January 1, 1999
Leonard P. Novello       $ 73,816       1 year  9 months       January 1, 2006
Edward J. Youngling      $135,805     28 years  9 months        August 1, 2009
Anthony Nozzolillo       $132,683     24 years  6 months     September 1, 2013



(1) These Retirement Income Plan benefits may be limited at retirement by the maximum benefit limitation under Section 415 or the maximum compensation limitation under Section 401(a)(17) of the Internal Revenue Code. The benefits shown have been calculated without the limitations. LILCO has established the Retirement Income Restoration Plan of Long Island Lighting Company to restore qualified plan benefits which have been reduced pursuant to the Code or which may not be includible in the calculation of benefits pursuant to LILCO's Retirement Income Plan. In the event that the retirement benefits are reduced by operation of either Section 415 or 401(a)(17) of the Internal Revenue Code, LILCO's Retirement Income Restoration Plan would provide payment of plan formula pension benefits which exceed those payable under the Code's maximum limitations. For 1996 the maximum benefit limit set by Section 415 and applicable to the amounts shown above was $120,000. For 1996 the maximum compensation limit set by
      Section 401(a)(17) and applicable to the amounts shown above was $250,000. For 1997 the maximum benefit limit set by Section 415 is $125,000 and the maximum compensation limit set by Section 401(a)(17) and to be utilized for benefits accrued in 1997 is $160,000.

(2) Dr. Catacosinos' employment agreement, discussed below, provides for his continued employment beyond his normal retirement date.

AGREEMENTS WITH EXECUTIVES: LILCO has entered into individual employment agreements with each of its Officers to provide them with employment security and to minimize distractions resulting from personal uncertainties and risks of a change in control of LILCO. Currently, the principal benefits under these agreements, payable if the Officer's employment is terminated for any reason (including voluntary resignation) within three years of a change in control (as defined in these agreements), including by virtue of an acquisition of LILCO's assets or stock, prior to December 31, 1999, are: (i) severance pay equal to three years' salary; (ii) accelerated vesting and payment of the value of supplemental retirement benefits at the time of a change in control, which are enhanced by three years of service; and (iii) continuation of life, medical and dental insurance for a period of three years. The costs associated with these arrangements will be borne by LILCO's shareholders. Notwithstanding the creation of a trust to support payment of its obligations, LILCO is primarily liable for the compensation and retirement benefits payable to the Officers and the trust will make such payments only to the extent that LILCO does not. The transactions contemplated with Brooklyn Union and/or LIPA will result in a change in control (as defined in these agreements) and entitle each Officer to the benefits payable under the terms of the employment agreements if such Officer's employment is terminated for any reason.

Under the terms of an employment contract dated as of January 30, 1984, as amended (the "Contract"), Dr. Catacosinos has agreed to serve as CEO of LILCO until January 31, 2002. The Contract provides for a five-year consulting period following the termination of his employment (other than, except after a change in control, for cause). His consulting compensation will be 90% of his base annual salary at his retirement during the first two years, 75% of such salary during the third and fourth years and 50% of such salary during the fifth year. The Contract also provides for supplemental disability benefits. Dr. Catacosinos' employment under the Contract may be terminated by LILCO for cause or for such other reason as the Board of Directors may, in good faith, determine to be in the best interests of LILCO and by Dr. Catacosinos if he determines it to be in the best interests of LILCO or for any reason after a change in control. The transactions contemplated with Brooklyn Union and/or LIPA will result in a change in control under the Contract. The Contract also provides for vested Contract Retirement Benefits commencing at the earlier of Dr. Catacosinos' retirement or death, payable monthly to Dr. Catacosinos and his wife as a joint and survivor annuity with a minimum guaranteed period of ten years. The Contract Retirement Benefits in any year will be reduced by monthly benefits payable under LILCO's other retirement plans. The benefit will be based upon a formula that considers his age at retirement, his highest annual salary, the highest bonus he has received and the length of his service to LILCO including service as a Director, employee or consultant. The benefit is also subject to certain annual cost of living adjustments. Assuming, for illustrative purposes, his retirement at December 31, 1997, the amount of the estimated retirement benefit payable under the Contract to Dr. Catacosinos as of January 1, 1998 (assuming continuation of his current salary) would be approximately $895,234 LILCO has established trusts to provide for payments of its obligations under the Contract, the costs of which are borne by LILCO's shareholders. Notwithstanding the creation of the trusts, LILCO continues to be primarily liable for all amounts payable to Dr. Catacosinos and the trusts will make such payments to the extent that LILCO does not.

The Officers have also entered into indemnification agreements that are described below under the heading "Transactions with Management and Others."

No Director or Officer or associate of any Director or Officer has any arrangement with any person with respect to any future employment by LILCO or its affiliates other than those described herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Current Ownership of LILCO Common Stock. The following table shows the number of shares* of Common Stock beneficially owned, as of April 15, 1997, by each Director, certain Officers, and by all Directors and Officers as a group. The percentage of shares held by any one person, or all Directors and Officers as a group, does not exceed 1% of all outstanding shares of Common Stock. The address of each of the Directors and Officers is: c/o Long Island Lighting Company, 175 East Old Country Road, Hicksville, New York 11801.

       Name                                       Number of Shares*
       ----                                       -----------------

A. James Barnes...............................................1,473
George Bugliarello............................................1,473
Renso L. Caporali.............................................2,144
William J. Catacosinos.......................................14,707
Peter O. Crisp..................................................973
James T. Flynn................................................5,509
Vicki L. Fuller...............................................1,273
Leonard P. Novello............................................1,189
Anthony Nozzolillo............................................1,301
Katherine D. Ortega...........................................1,801
Basil A. Paterson.............................................2,025
Richard L. Schmalensee........................................1,073
George J. Sideris.............................................4,851
John H. Talmage...............................................1,505
Edward J. Youngling...........................................2,446

All Directors and Officers as a group, including
those named above, a total of 32 persons.................... 56,243


     *The number of shares includes whole shares held under LILCO's Automatic Dividend Reinvestment Plan and for Mr. Talmage includes 287 shares held or beneficially owned by a spouse, parent or child for which beneficial ownership is disclaimed. In addition, the number of shares shown for each Director, other than Dr. Catacosinos and Mr. Flynn, includes 678 LILCO Common Stock units, which do not confer any voting rights, credited pursuant to the Retainer Plan.

The following table sets forth certain information with respect to the shares of Preferred Stock and Common Stock owned by each person known by LILCO to be the beneficial owner of more than 5% of such Preferred Stock and Common Stock as of December 31, 1996.


Title of                                                              Percentage
  Class                  Names and Address                Owned        of Class
  -----                  -----------------                -----        --------

Common Stock         The Brooklyn Union Gas Company    23,981,964*       16.6%
                     One MetroTech Center
                     Brooklyn, NY 11201-3850

Common Stock         The Capital Group, Inc.           10,735,000         8.9%
                     333 South Hope Street
                     Los Angeles, CA  90071


      *Represents the number of shares that may be purchased pursuant to the LILCO Stock Option Agreement filed as an Exhibit to LILCO's Current Report on Form 8-K filed December 30, 1996.

      LILCO has not been advised, nor is it aware, of any additional shares to which anyone has the right to acquire beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

INDEMNIFICATION OF DIRECTORS AND OFFICERS: For many years prior to 1986, statutory provisions of the New York Business Corporation Law permitted corporations, including LILCO, under certain circumstances in connection with litigation in which its Directors and Officers were defendants, to indemnify them for, among other things, judgments, amounts paid in settlement and reasonable expenses. To reimburse it when it has indemnified its Directors and Officers, LILCO began in 1970, pursuant to statutory authorization, to purchase Director and Officer ("D&O") liability insurance in each year. D&O liability insurance also provides direct payment to LILCO's Directors and Officers under certain circumstances when LILCO has not previously provided indemnification. LILCO has D&O liability insurance which it has purchased from Associated
Electric & Gas Insurance Services Ltd. ("AEGIS"), Energy Insurance Mutual ("EIM"), Columbia Casualty, Steadfast Insurance Company, A.C.E. Insurance Company and XL Insurance Company, all with the effective date of August 26, 1996. LILCO also has liability insurance effective July 1, 1996 purchased from AEGIS and EIM, which provides fiduciary liability coverage for LILCO, its Directors, Officers and employees for any alleged breach of fiduciary duty under ERISA. The total annual premium for all these coverages was $1,599,300 in 1996.

The LILCO By-laws provide for the mandatory indemnification of Directors and Officers to the extent not expressly prohibited by the New York Business Corporation Law. In addition, the Bylaws authorize the Board of Directors to grant indemnity rights to employees and other agents of LILCO. Such provisions are effective as to all claims for indemnification, whether the acts or omissions giving rise to a claim for such indemnification occurred or the expenses for which indemnity is sought were incurred, before or after the provisions of the By-laws were adopted. One of the provisions of the By-laws authorized the Board of Directors to enter into indemnification agreements with any of LILCO's Directors or Officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law. LILCO has entered into such agreements, which are described under the heading "Compensation Paid to Directors," with each of its Directors and Officers. Pursuant to the terms of those agreements and the provisions of the By-laws, LILCO has also established a trust to fund LILCO's obligations under the agreements.

The LILCO Restated Certificate of Incorporation (the "LILCO Certificate") limits the personal liability of Directors for certain breaches of duty in such capacity pursuant to provisions of the New York Business Corporation Law. The LILCO Certificate does not bar litigation against Directors but provides that Directors are still required to defend themselves in litigation in which acts or omissions to act are alleged for which they might be held liable. Furthermore, the LILCO Certificate provides protection to Directors only and does not affect the liability of Officers of LILCO for breaches of the fiduciary duties of care and loyalty.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  April 30, 1997

                               SIGNATURE AND TITLE

                             WILLIAM J. CATACOSINOS*
                             -----------------------
                             William J. Catacosinos,
                        Principal Executive Officer and
                       Chairman of the Board of Directors


                              /s/ JOSEPH E. FONTANA
                              ---------------------
                       Joseph E. Fontana, Vice President,
                  Controller and Principal Accounting Officer

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

                               BASIL A. PATERSON*
                               ------------------
                           Basil A. Paterson, Director

                             RICHARD L. SCHMALENSEE*
                             -----------------------
                        Richard L. Schmalensee, Director


                               GEORGE J. SIDERIS*
                               ------------------
                           George J. Sideris, Director

                                JOHN H. TALMAGE*
                                ----------------
                            John H. Talmage, Director


                             /s/ ANTHONY NOZZOLILLO
                             ----------------------
                       *Anthony Nozzolillo (Individually,
         as Senior Vice President and Principal Financial Officer and as
                          attorney-in-fact for each of
                             the persons indicated)

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LONG ISLAND LIGHTING COMPANY

Date:  April 30, 1997                       By:  /s/ ANTHONY NOZZOLILLO
                                            ---------------------------
                                            Anthony Nozzolillo
                                            Principal Financial Officer


           Original powers of attorney, authorizing Kathleen A. Marion and Anthony Nozzolillo, and each of them, to sign this report and any amendments thereto, as attorney-in-fact for each of the Directors and Officers of the Company, and a certified copy of the resolution of the Board of Directors of the Company authorizing said persons and each of them to sign this report and amendments thereto as attorney-in-fact for any Officers signing on behalf of the Company, have been filed with the Securities and Exchange Commission as Exhibit 24 to the Company's Form 10-K for the Year Ended December 31, 1996.