Form 10-Q
period 1997-03-31
LONG ISLAND LIGHTING CO
filed 1997-05-15
CIK 60251

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                               OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1, 1997 to March 31, 1997

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

                   Yes [X]             No


The total number of shares of the registrant's Common Stock, $5 par value, outstanding on March 31, 1997, was 120,987,330.

                    LONG ISLAND LIGHTING COMPANY






                                                                  Page No.

Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                   Statement of Income                                   3

                   Balance Sheet                                         4

                   Statement of Cash Flows                               6

                   Notes to Financial Statements                         7

     Item 2.   Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                                    14


Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                         23

     Item 2.  Changes in Securities                                     23

     Item 3.  Defaults Upon Senior Securities                           23

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                       23

     Item 5.  Other Information                                         23

     Item 6.  Exhibits and Reports on Form 8-K                          24

     Signature                                                          25


                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (Thousands of Dollars - except per share amounts)

                                                          Three Months Ended
                                                               March 31
                                                      ---------------------------
                                                           1997           1996
                                                      ---------------------------
REVENUES
Electric                                                 $557,791       $559,268
Gas                                                       293,391        304,946
                                                      ------------   ------------
Total Revenues                                            851,182        864,214
                                                      ------------   ------------

EXPENSES
Operations - fuel and purchased power                     301,867        310,269
Operations - other                                         95,673        103,869
Maintenance                                                29,340         30,488
Depreciation and amortization                              38,561         37,565
Base financial component amortization                      25,243         25,243
Rate moderation component amortization                      5,907        (15,326)
Regulatory liability component amortization               (22,143)       (22,143)
Other regulatory amortization                              12,218         27,212
Operating taxes                                           117,513        120,028
Federal income tax - current                               23,378         12,838
Federal income tax - deferred and other                    33,624         43,750
                                                      ------------   ------------
Total Expenses                                            661,181        673,793
                                                      ------------   ------------
OPERATING INCOME                                          190,001        190,421
                                                      ------------   ------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                  5,919          5,900
Class Settlement                                           (4,496)        (5,372)
Other income and deductions, net                              645          5,920
Allowance for other funds used during construction            717            719
Federal income tax - deferred and other                       789          2,451
                                                      ------------   ------------
Total Other Income and (Deductions)                         3,574          9,618
                                                      ------------   ------------
INCOME BEFORE INTEREST CHARGES                            193,575        200,039
                                                      ------------   ------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                 90,168        102,256
Other interest                                             16,659         16,971
Allowance for borrowed funds used during construction        (949)          (941)
                                                      ------------   ------------
Total Interest Charges and (Credits)                      105,878        118,286
                                                      ------------   ------------

NET INCOME                                                 87,697         81,753
Preferred stock dividend requirements                      12,969         13,071
                                                      ------------   ------------
EARNINGS FOR COMMON STOCK                                 $74,728        $68,682
                                                      ============   ============
AVERAGE COMMON SHARES OUTSTANDING (000)                   120,995        119,944

EARNINGS PER COMMON SHARE                                   $0.62          $0.57

DIVIDENDS DECLARED PER COMMON SHARE                        $0.445         $0.445

SEE NOTES TO FINANCIAL STATEMENTS.




                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                        March 31           December 31
                                                          1997                 1996
ASSETS                                                 (unaudited)          (audited)
                                                      --------------      ---------------
UTILITY PLANT
Electric                                                 $3,900,264           $3,882,297
Gas                                                       1,171,183            1,154,543
Common                                                      263,267              260,268
Construction work in progress                               108,850              112,184
Nuclear fuel in process and in reactor                       15,503               15,454
                                                      --------------      ---------------
                                                          5,459,067            5,424,746
                                                      --------------      ---------------
Less - Accumulated depreciation and
  amortization                                            1,759,110            1,729,576
                                                      --------------      ---------------
Total Net Utility Plant                                   3,699,957            3,695,170
                                                      --------------      ---------------

REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $782,525 and $757,282)                  3,256,305            3,281,548
Rate moderation component                                   409,512              402,213
Shoreham post-settlement costs                              996,270              991,795
Shoreham nuclear fuel                                        68,581               69,113
Unamortized cost of issuing securities                      187,309              194,151
Postretirement benefits other than pensions                 357,668              360,842
Regulatory tax asset                                      1,767,164            1,772,778
Other                                                       200,137              199,879
                                                      --------------      ---------------
Total Regulatory Assets                                   7,242,946            7,272,319
                                                      --------------      ---------------

                                                      --------------      ---------------
NONUTILITY PROPERTY AND OTHER INVESTMENTS                    18,870               18,597
                                                      --------------      ---------------

CURRENT ASSETS
Cash and cash equivalents                                    64,539              279,993
Special deposits                                             37,631               38,266
Customer accounts receivable (less allowance
  for doubtful accounts of $23,675 and $25,000)             305,436              255,801
Other accounts receivable                                    42,946               65,764
Accrued unbilled revenues                                   141,389              169,712
Materials and supplies at average cost                       55,454               55,789
Fuel oil at average cost                                     49,703               53,941
Gas in storage at average cost                               10,893               73,562
Deferred tax asset                                           93,349              145,205
Prepayments and other current assets                          8,805                8,569
                                                      --------------      ---------------
Total Current Assets                                        810,145            1,146,602
                                                      --------------      ---------------

                                                      --------------      ---------------
DEFERRED CHARGES                                             77,656               76,991
                                                      --------------      ---------------

TOTAL ASSETS                                            $11,849,574          $12,209,679
                                                      ==============      ===============


SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (Thousands of Dollars)

                                                                   March 31           December 31
                                                                     1997                 1996
CAPITALIZATION AND LIABILITIES                                    (unaudited)          (audited)
                                                                 --------------      ---------------

CAPITALIZATION
Long-term debt                                                      $4,471,675           $4,471,675
Unamortized discount on debt                                           (14,628)             (14,903)
                                                                 --------------      ---------------
                                                                     4,457,047            4,456,772
                                                                 --------------      ---------------

Preferred stock - redemption required                                  638,500              638,500
Preferred stock - no redemption required                                63,598               63,664
                                                                 --------------      ---------------
Total Preferred Stock                                                  702,098              702,164
                                                                 --------------      ---------------

Common stock                                                           605,022              603,921
Premium on capital stock                                             1,131,576            1,127,971
Capital stock expense                                                  (48,915)             (49,330)
Retained earnings                                                      861,751              840,867
Treasury stock, at cost                                                   (385)                 (60)
                                                                 --------------      ---------------
Total Common Shareowners' Equity                                     2,549,049            2,523,369
                                                                 --------------      ---------------

                                                                 --------------      ---------------
Total Capitalization                                                 7,708,194            7,682,305
                                                                 --------------      ---------------

REGULATORY LIABILITIES
Regulatory liability component                                         178,558              198,398
1989 Settlement credits                                                125,138              127,442
Regulatory tax liability                                               100,377              102,887
Other                                                                  158,660              139,510
                                                                 --------------      ---------------
Total Regulatory Liabilities                                           562,733              568,237
                                                                 --------------      ---------------

CURRENT LIABILITIES
Current maturities of long-term debt                                     1,000              251,000
Current redemption requirements of preferred stock                       1,050                1,050
Accounts payable and accrued expenses                                  230,189              289,141
LRPP payable                                                            40,499               40,499
Accrued taxes (including federal income tax of $49,262 and $25,884)     51,157               63,640
Accrued interest                                                       143,983              160,615
Dividends payable                                                       58,474               58,378
Class Settlement                                                        58,333               55,833
Customer deposits                                                       29,173               29,471
                                                                 --------------      ---------------
Total Current Liabilities                                              613,858              949,627
                                                                 --------------      ---------------

DEFERRED CREDITS
Deferred federal income tax                                          2,420,443            2,442,606
Class Settlement                                                        89,487               98,497
Other                                                                   20,889               39,447
                                                                 --------------      ---------------
Total Deferred Credits                                               2,530,819            2,580,550
                                                                 --------------      ---------------

OPERATING RESERVES
Pensions and other postretirement benefits                             387,048              381,996
Claims and damages                                                      46,922               46,964
                                                                 --------------      ---------------
Total Operating Reserves                                               433,970              428,960
                                                                 --------------      ---------------

COMMITMENTS AND CONTINGENCIES                                          -                   -
                                                                 --------------      ---------------

TOTAL CAPITALIZATION AND LIABILITIES                               $11,849,574          $12,209,679
                                                                 ==============      ===============

SEE NOTES TO FINANCIAL STATEMENTS.
                                                             - 5 -


                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                          1997         1996
                                                    -------------------------
OPERATING ACTIVITIES

Net Income                                              $87,697      $81,753
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                         4,821        4,828
  Depreciation and amortization                          38,561       37,565
  Base financial component amortization                  25,243       25,243
  Rate moderation component amortization                  5,907      (15,326)
  Regulatory liability component amortization           (22,143)     (22,143)
  Other regulatory amortization                          12,218       27,212
  Rate moderation component carrying charges             (5,919)      (5,900)
  Class Settlement                                        4,496        5,372
  Amortization of cost of issuing and redeeming
      securities                                          8,087        9,486
  Federal income tax - deferred and other                32,835       41,299
  Allowance for other funds used during construction       (717)        (719)
  Gas Cost Adjustment                                    (7,891)      19,190
  Other                                                  24,485       15,542
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                   (31,638)      (3,992)
  Accrued unbilled revenues                              28,323       35,772
  Materials and supplies, fuel oil and gas in storage    67,242       43,702
  Accounts payable and accrued expenses                 (58,952)     (31,997)
  Accrued taxes                                         (12,483)     (10,249)
  Class Settlement                                      (11,006)      (5,366)
  Other                                                 (29,599)     (12,241)
                                                    ------------ ------------
Net Cash Provided by Operating Activities               159,567      239,031
                                                    ------------ ------------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures              (50,375)     (44,189)
Shoreham post-settlement costs                          (12,104)     (15,798)
Other                                                       160       (1,206)
                                                    ------------ ------------
Net Cash Used in Investing Activities                   (62,319)     (61,193)
                                                    ------------ ------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                        4,640        4,672
Redemption of long-term debt                           (250,000)           0
Preferred stock dividends paid                          (12,969)     (13,072)
Common stock dividends paid                             (53,749)     (53,247)
Other                                                      (624)        (359)
                                                    ------------ ------------
Net Cash Used in Financing Activities                  (312,702)     (62,006)
                                                    ------------ ------------
Net (Decrease) Increase in Cash and Cash Equivalents  ($215,454)    $115,832
                                                    ============ ============
Cash and cash equivalents at January 1                 $279,993     $351,453
Net (Decrease) Increase in Cash and Cash Equivalents   (215,454)     115,832
                                                    ------------ ------------
Cash and Cash Equivalents at March 31                   $64,539     $467,285
                                                    ============ ============

SUPPLEMENTARY INFORMATION
   Interest paid, before reduction for the allowance
      for borrowed funds used during construction      $112,981     $115,711
   Federal income tax - paid                                 $0          $50



SEE NOTES TO FINANCIAL STATEMENTS.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to January 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Transition Report on Form 10-Q for the three months ended March 31, 1997. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997, and the Company's Annual Report on Form 10-K/A, for the Year Ended December 31, 1996, incorporated herein by reference.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the three month period presented. Operating results for the three month period are not necessarily indicative of results to be expected for an entire year, due to seasonal, operating and other factors.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

NOTE 2.  LONG ISLAND POWER AUTHORITY PROPOSED TRANSACTION

On April 30, 1997, the Long Island Power Authority (LIPA) submitted to the New York State Public Authorities Control Board for approval, unexecuted copies of agreements related to LIPA's proposed acquisition (via the purchase of the Company's common stock) of the Company's transmission and distribution system and certain other assets and liabilities (LIPA Transaction). Prior to LIPA's acquisition of the common stock, the Company's gas assets, electric generating facility assets and certain other assets and liabilities will be transferred to affiliates of the holding company to be formed in connection with the binding share exchange with Brooklyn Union Gas Company (Brooklyn Union).

While the specific allocation of assets and liabilities has not yet been finally determined, it is currently contemplated that the holding company would, subject to obtaining all required consents, assume the Company's (i) 7.30% Debentures due July 15, 1999; (ii) 8.20% Debentures due March 15, 2023; and (iii) Preferred Stock, 7.95%, Series AA. It is also contemplated that each issued and outstanding share of preferred stock of the Company that is subject to optional redemption at or before the closing of the LIPA Transaction will be called for redemption by the Company no later than the date of the closing. Each issued and outstanding share of preferred stock of the Company not subject to optional redemption (other than the Series AA) will, subject to obtaining all required consents, be acquired by the Company for cash pursuant to the terms of the LIPA Transaction agreements.

The Company is unable to determine when or if the agreements related to the LIPA Transaction will be executed by the parties or when or if all consents and approvals required to consummate the LIPA Transaction will be obtained. For additional information concerning the LIPA Transaction and the proposed binding share exchange with Brooklyn Union, see the Company's Form 8-K/A dated March 24, 1997 and Form 8-K dated December 30, 1996, respectively.

NOTE 3. RATE MATTERS

During 1996, the Public Service Commission of the State of New York (PSC) instituted numerous initiatives intended to lower electric rates on Long Island, including:

      An Order to Show Cause, issued in February 1996, to examine various opportunities to reduce the Company's electric rates;

      An Order issued in April 1996, expanding the scope of the Order to Show Cause proceeding in an effort to provide "immediate and substantial rate relief."

      An Order, issued in July 1996, to institute an expedited temporary rate phase in the Order to Show Cause proceeding to be conducted in parallel with the ongoing phase concerning permanent rates.

As a result of the Order issued in April 1996, the Company, in September 1996, filed financial and other information sufficient to provide a legal basis for the PSC to set new rates for both the single rate year (1997) and the three-year rate period 1997 through 1999.

As of the date of this report, the PSC has yet to render a decision or take any action with respect to this filing.

BROOKLYN UNION TRANSACTION

On March 14, 1997, the Company and Brooklyn Union filed a joint petition with the PSC requesting approval of the proposed merger of the two companies and certain related matters. The petition proposes, among other matters, that 93% or $1.0 billion of the estimated total efficiency savings attributable to operating synergies that are expected to be realized over the 10 year period following the merger, be allocated to ratepayers and the remaining 7% or $73 million be allocated to shareholders. The ratepayers' portion will be allocated to both utilities' customers and will reduce both electric and gas rates by an estimated 2% for the 10 year period following the closing of the merger. To accomplish this, the base rates of both utilities would be reduced immediately following the closing to reflect the levelized annual amount of the non-fuel related synergy savings forecasted to materialize over this period. Fuel related synergy savings will be passed back to the ratepayers through a reduction in the respective fuel adjustment clauses as they are achieved. The Company will be required to amend its petition to the PSC in order to reflect certain aspects of the transaction currently contemplated with LIPA. The petition also requests the PSC's approval of the following:

            o The formation of a holding company and the exchange of shares of common stock between the two utilities and the holding company in order to effectuate the merger.

            o Continuation of the Brooklyn Union holding company agreement previously approved by the PSC but modified to include LILCO under its terms and elimination of certain restrictions on dividend payments, debt-to-equity ratio maintenance levels, the level of investment in unregulated businesses, and relationships between the utilities and their unregulated affiliates.

            o The formation of an unregulated corporate services subsidiary to perform functions common to both utilities and their affiliates such as accounting and finance, human resources and corporate planning to attain synergy savings.

            o LILCO's multi-year electric rate plan as filed in September 1996.

            o The continuation of Brooklyn Union's currently approved multi-year gas rate plan without modification.

            o The proposal to establish a synergy savings balancing account to enable the utilities to reduce rates immediately for future non-fuel synergy savings without adversely affecting earnings.

            o LILCO's proposed multi-year gas rate plan for freezing base rates through the year 2001.

THE FEDERAL ENERGY REGULATORY COMMISSION FILING

In March 1997, in connection with the proposed Brooklyn Union merger the Company filed an application with the Federal Energy Regulatory Commission (FERC) seeking approval of the transfer of the Company's common equity and certain FERC-jurisdictional assets to the holding company contemplated to be formed to effectuate the merger with Brooklyn Union. The Company's application explained how the proposal meets the three major concerns of the FERC merger guidelines which are that the transfer must have no adverse effect on rates, competition and regulation.

All interested parties will have sixty days from publication of notice in the Federal Register to intervene and/or protest. Thereafter, the FERC will decide on the need for evidentiary hearings (beginning with settlement negotiations) and a procedural schedule.

The Company will be required to amend its petition to the FERC in order to reflect certain aspects of the transaction currently contemplated with LIPA.

NOTE 4.  CAPITALIZATION

In February  1997,  the Company  retired $250  million of General and  Refunding
Bonds at maturity. The Company satisfied this obligation with cash on hand and by utilizing interim financing of $30 million obtained through its Revolving Credit Agreement (RCA). The Company repaid this short-term RCA borrowing in March 1997. Accordingly, no amounts were outstanding under the RCA at March 31, 1997.

NOTE 5. RETIREMENT BENEFIT PLANS

PENSION PLANS

The Company maintains a defined benefit pension plan which covers substantially all employees (Primary Plan).

PRIMARY PLAN

The Company's funding policy is to contribute annually to the Primary Plan a minimum amount consistent with the requirements of the Employee Retirement Income Security Act of 1974 plus such additional amounts, if any, as the Company may determine to be appropriate from time to time. Pension benefits are based upon years of participation in the Primary Plan and compensation.


The Primary Plan's funded status and amounts recognized on the Balance Sheet at March 31, 1997 and December 31, 1996 were as follows:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                                           1997          1996
--------------------------------------------------------------------------------
Actuarial present value of benefit obligation
  Vested benefits                                      $ 642,392      $ 547,002
  Nonvested benefits                                      57,960         55,157
--------------------------------------------------------------------------------
Accumulated Benefit Obligation                         $ 700,352      $ 602,159
================================================================================
Plan assets at fair value                              $ 744,400      $ 746,400
Actuarial present value of projected
  benefit obligation                                     807,703        689,661
--------------------------------------------------------------------------------
Projected benefit obligation less
  than plan assets                                       (63,303)        56,739
Unrecognized net obligation                               69,399         71,085
Unrecognized net gain                                     (1,605)      (123,759)
--------------------------------------------------------------------------------
Net Prepaid Pension Cost                               $   4,491      $   4,065
================================================================================

Periodic  pension  cost for the Primary Plan for the period ended March 31, 1997
and  Year  Ended  December  31,  1996,  respectively,   included  the  following
components:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                                             1997        1996
--------------------------------------------------------------------------------
Service cost - benefits
  earned during the period                               $  4,645     $  17,384
Interest cost on projected benefit
  obligation and service cost                              12,494        47,927
Actual return on plan assets                               (3,694)      (81,165)
Net amortization and deferral                              (9,446)       33,541
--------------------------------------------------------------------------------
Net Periodic Pension Cost                                $  3,999     $  17,687
================================================================================


Assumptions used in accounting for the Primary Plan were as follows:

--------------------------------------------------------------------------------
                                                               1997       1996
--------------------------------------------------------------------------------
Discount rate                                                  7.25%      7.25%
Rate of future compensation increases                          5.00%      5.00%
Long-term rate of return on assets                             7.50%      7.50%
--------------------------------------------------------------------------------

The Primary Plan assets at fair value include cash, cash equivalents, group annuity contracts, bonds and equity securities.

As of March 31, 1997, the Company revised actuarial assumptions relating to mortality and the use of a 7.00% discount rate, which changed the present value of the accrued benefit. In accordance with the PSC Order, which was effective in 1993, "Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other than Pensions" these assumption changes are amortized over a ten-year period and will be reflected ratably in pension expense during that period.

As of April 1, 1997, the Company intends to change the long-term rate of return on assets to 7.00%.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age after working for the Company for a minimum of five years. These and similar benefits for active employees are provided by the Company or by insurance companies whose premiums are based on the benefits paid during the year. In addition, the Company is required to recognize any net gains or losses over a ten-year period.

Accumulated postretirement benefit obligation other than pensions at March 31, 1997 and December 31, 1996 were as follows:

                                                         (In thousands of dollars)
--------------------------------------------------------------------------------
                                                        1997               1996
--------------------------------------------------------------------------------
Retirees                                          $   169,655        $   156,181
Fully eligible plan participants                       62,491             56,950
Other active plan participants                        183,526            152,627
--------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation                              $   415,672        $   365,758
Plan assets                                            80,533             74,692
--------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation in excess of plan assets                 335,139            291,066
Unrecognized prior service cost                          (185)              (188)
Unrecognized net gain                                  28,563             75,309
--------------------------------------------------------------------------------
Accrued Postretirement Benefit Cost               $   363,517        $   366,187
================================================================================

At March 31, 1997 and December 31, 1996, the Plan assets, which are recorded at fair value, include cash and cash equivalents, fixed income investments and approximately $100,000 of listed equity securities of the Company.


Periodic  postretirement  benefit cost other than  pensions for the period ended
March 31, 1997 and Year Ended December 31, 1996, respectively, were as follows:

                                                 (In thousands of dollars)
--------------------------------------------------------------------------------
                                                  1997               1996
--------------------------------------------------------------------------------
Service cost-benefits
   earned during the period                    $  2,821          $  10,690
Interest cost on projected
   benefit obligation and
   service cost                                   6,642             25,030
Actual return on plan assets                      ( 591)            (3,046)
 Net Amortization
   and deferral                                  (3,446)           (12,175)
--------------------------------------------------------------------------------
Periodic Postretirement
Benefit Cost                                   $  5,426          $  20,499
================================================================================

Assumptions  used to determine the  postretirement  benefit  obligation  were as follows:
--------------------------------------------------------------------------------
                                                    1997          1996
--------------------------------------------------------------------------------
Discount rate                                      7.25%         7.25%
Rate of future compensation increases              5.00%         5.00%
Long-term rate of return on assets                 7.50%         7.50%
--------------------------------------------------------------------------------

As of March 31, 1997, the Company revised actuarial assumptions relating to mortality and the use of a 7.00% discount rate, which changed the present value of the accrued benefit. In accordance with the PSC Order, which was effective in 1993, "Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other than Pensions" these assumption changes are amortized over a ten-year period and will be reflected ratably in periodic postretirement benefit cost during that period.

As of April 1, 1997, the Company intends to change the long-term rate of return on assets to 7.00%.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at both March 31, 1997 and December 31, 1996 were 8.0%, gradually declining to 6.0% in 2001 and thereafter. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1997 and December 31, 1996 by approximately $59 million and $43 million, respectively, and the sum of the service and interest costs in 1997 and 1996 by $1 million and $5 million, respectively.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended March 31, 1997, were $74.7 million or $0.62 per common share compared with $68.7 million or $0.57 per share for the same period last year.

The Company experienced higher earnings for both its electric and gas business units.

Gas business earnings increased for the three month period ended March 31, 1997, compared to the same period last year, primarily as the result of the recognition of revenues relating to an independent power producer contract for the period 1989-1996, which increased earnings by approximately $.03 per share. Absent this amount, earnings per share for the gas system are comparable to the same 1996 period.

Electric business earnings increased for the three month period ended March 31, 1997, compared to the same period last year. Factors contributing to this increase include the Company's continuing efforts to reduce operations and maintenance expenses and the efficient use of cash generated by operations to retire maturing debt.

REVENUES

Total revenues for the three months ended March 31, 1997 were $851.2 million, representing a decrease of approximately $13.0 million when compared to the three months ended March 31, 1996. Electric revenues decreased by $1.5 million and gas revenues decreased by $11.5 million when compared to the same period in 1996.

The decrease in gas revenues for the three months ended March 31, 1997, when compared to the same period in 1996, was primarily the result of lower fuel expense recoveries driven in part by lower sales volumes associated with the warmer than normal winter experienced in the Company's service territory during 1997. Variations in weather have a limited impact on revenues as the Company's current gas rate structure includes a weather normalization clause which mitigates the impact on revenues of experiencing weather that is warmer or colder than normal.

The slight decrease in electric revenues during the three months ended March 31, 1997, when compared to the same period in 1996, was primarily due to lower sales volumes caused by the warmer weather experienced in the region during the winter of 1997. The decrease in revenues resulting from these lower sales volumes however, had no effect on earnings due to the Company's current electric rate structure which includes a revenue reconciliation mechanism that eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

FUEL AND PURCHASED POWER



Fuel and purchased power expenses for the three months ended March 31, 1997 and 1996 were as follows:

                                                 Three Months Ended
                                                 3/31/97    3/31/96
                                                 -------    -------
                                                    (In Millions)
      ELECTRIC SYSTEM
        Oil                                       $ 37         $ 67
        Gas                                         39            7
        Nuclear                                      4            4
        Purchased Power                             85           81
                                                    --           --
      Total Electric Fuel Costs                    165          159

      GAS SYSTEM                                   137          151
                                                   ---          ---
      Total                                       $302         $310
                                                  ====         ====



For the three months ended March 31, 1997, electric fuel costs were higher when compared to the same period last year primarily as a result of higher purchased power prices. Also contributing to the increase was a reduction in credits generated by electric off-system gas sales. Profits from off-system gas sales by the electric business are used to offset the cost of fuel for electric generation, thereby supporting the Company's goal of providing electric energy to customers at the lowest cost possible. Electric off-system gas sales in 1997 were significantly below those of the same period last year due to a decrease in the demand for gas resulting from the warmer winter.

Gas fuel costs for operating the gas business decreased for the three months ended March 31, 1997, when compared to the same period last year due to a decrease in gas prices coupled with a refinement in the method of recognizing gas fuel expenses. Also contributing to the decrease was lower sales volumes resulting from the warmer winter.


The percentages of total electric energy available by type of fuel for electric operations for the three months ended March 31, 1997 and 1996 were as follows:

                                                 Three Months Ended
                                                 3/31/97     3/31/96
                                                 -------     -------
      Oil                                          22%           42%
      Gas                                          30             8
      Nuclear                                      10            10
      Purchases                                    38            40
                                                   --            --
      Total                                       100%          100%
                                                  ===           ===


The use of oil for electric generation decreased in 1997 as oil became less economical than gas. The Company also experienced lower electric off-system gas sales in 1997, making more gas available for use in generating electricity.

In an effort to maximize the Company's operating flexibility, the Company is continuing to convert its oil-fired steam generating units to dual fired units. Of the Company's eight steam generation units capable of burning natural gas, six are dual- fired, providing the Company with the ability to burn the most cost efficient fuel available, consistent with seasonal environmental requirements, thereby providing customers with the lowest cost energy possible.

OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $125.0 million for the three months ended March 31, 1997, compared to $134.4 million for the three months ended March 31, 1996. This decrease of $9.4 million or 7.0%, is primarily attributable to the Company's continuing efforts to control costs.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC is adjusted monthly for the operation of the Company's Fuel Moderation Component (FMC) mechanism and for any differences between the Company's share of actual costs for O&M, property taxes and payroll taxes incurred for the Nine Mile Point Nuclear Power Station Unit 2
(NMP2) and amounts provided for in electric rates.

For the three months ended March 31, 1997, the Company recorded a non-cash charge to income of approximately $5.9 million, including adjustments for expenses for NMP2 and amounts generated by the FMC mechanism, as operating income generated by the Company's current electric rate structure exceeded that required under a conventional ratemaking calculation. For the three months ended March 31, 1996, the Company recorded a non-cash credit to income of approximately $15.3 million as operating income generated by the Company's current electric rate structure were below those required under a conventional ratemaking calculation.

The Company continues to believe that the full amortization of the RMC balance, which at March 31, 1997, was approximately $410 million, will take place within the time frame established by the Rate Moderation Agreement (RMA).

For a further discussion of the RMC and RMA see Notes 1, 2 and 3 of Notes to Financial Statements in the Company's Annual Report on Form 10-K/A, for the Year Ended December 31, 1996 and for a further discussion of the FMC see Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K/A, for the Year Ended December 31, 1996.

OTHER REGULATORY AMORTIZATION

For the three months ended March 31, 1997, and 1996, other regulatory amortization was a non-cash charge to income of $12.2 million and $27.2 million, respectively. This decrease has no impact on earnings since it reflects the deferral of income or expense resulting from the Company's various ratemaking mechanisms, as explained below.

The electric revenue reconciliation mechanism, as established under the LILCO Ratemaking and Performance Plan (LRPP), eliminates the impact on earnings of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from differences between actual and adjudicated net margin sales levels are deferred on a monthly basis during the rate year through a charge or credit to other regulatory amortization. Since actual net margin sales levels for the three months ended March 31, 1997 and 1996 were lower than the adjudicated sales levels, the Company recorded non-cash credits to income of $10.2 million and $2.0 million, respectively.

Included in other regulatory amortization for the three months ended March 31, 1996 is $16.3 million of non-cash charges to income related to the amortization of the deferred LRPP balance for the rate year ended November 30, 1994. The Company is awaiting PSC permission to begin amortization of the deferred LRPP balance for the rate year ended November 30, 1995. As such there was no corresponding amortization in 1997.

For a further discussion of the LRPP, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K/A, for the Year Ended December 31, 1996.

In the first quarter of 1997 the Company recorded approximately $1.6 million of gas excess earnings related to the 1994, 1995 and 1996 rate years that were not previously recognized. The Company recognized approximately $2.5 million of gas excess earnings for the quarter ended March 31, 1996.

Partially offsetting the decreases in other regulatory amortization between 1997 and 1996 was the recognition of electric earnings in excess of the allowed rate of return on common equity. The Company earned $10.8 million of Electric excess earnings for the three months ended March 31, 1997. The Company did not earn any electric excess earnings for the three months ended March 31, 1996.

OPERATING TAXES

For the three months ended March 31, 1997, operating taxes totaled $117.5 million, a decrease of $2.5 million or 2.1% compared to the same period last year. The decrease in operating taxes was primarily attributable to lower revenue taxes and the expiration of the corporate tax surcharge.

FEDERAL INCOME TAX

For the three months ended March 31, 1997, federal income tax totaled $56.2 million, an increase of $2.1 million or 3.8% compared to the same period last year. The increase in federal income tax was primarily the result of an increase in pre-tax book income.

The Alternative Minimum Tax liability for the three months ended March 31, 1997 totaled $23.4 million, an increase of $10.6 million over the comparable period last year. The year to year change in the current and deferred components is primarily a result of the full utilization of the Alternative Minimum Tax Net Operating Loss carryforward during 1996.

OTHER INCOME AND DEDUCTIONS

Other income net of deductions, for the three months ended March 31, 1997, was $3.6 million, a decrease of $6.0 million when compared to the same period in 1996. This decrease resulted from a reduction in interest income from short term investments as the Company utilized available cash balances to retire maturing debt of $250 million in February 1997 and a reduction in non-cash carrying charge income.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1997, was $106.8 million, a decrease of $12.4 million or 10.4% when compared to the same period of 1996. This decrease was due to lower debt levels resulting from the retirement of maturing debt of $250 million in February 1997 and $415 million in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's cash and cash equivalents amounted to approximately $65 million, compared to $280 million at December 31, 1996. The decrease in cash at March 31, 1997, primarily reflects the satisfaction at maturity of $250 million of the Company's General and Refunding Bonds on February 15, 1997, with cash on hand. The Company also utilized interim financing of $30 million obtained through its Revolving Credit Agreement (RCA). The Company repaid this short-term borrowing under the RCA in March 1997.

The Company's debt ratio decreased from 59.3% at December 31, 1996, to 57.8% at March 31, 1997 primarily as a result of the debt redemption noted above. The use of cash generated from operations to satisfy maturing debt is part of the Company's continuing commitment to improve its capital structure.

The Company has available, through October 1, 1997, $250 million revolving line of credit under its RCA. This line of credit is secured by a first lien upon the Company's accounts receivable and fuel oil inventories. The Company delivered a written request to the Co-Agent, for acceptance by the lending banks, to extend the RCA for a one-year period. The Company is currently awaiting a reply from the banks, however, the Company does not envision any problems in being granted the extension.

The Company has no current plans to access the public markets as cash from operations should be sufficient to meet operating requirements and the debt maturities through 1998. However, if necessary, the Company would borrow under the RCA to satisfy short-term cash requirements. Also, the Company would access the public securities markets to refinance existing debt or preferred stock should market conditions prove favorable, subject to any restrictions contained in the merger agreement with Brooklyn Union. The Company would also take advantage of any tax-exempt financing made available by the New York State Energy Research and Development Authority.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED


Capital  requirements  and capital provided for the three months ended March 31,
1997, were as follows:
                                                (In Millions of Dollars)
--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                     March 31, 1997
--------------------------------------------------------------------------------
CAPITAL REQUIREMENTS

Total Construction                                       $   50
--------------------------------------------------------------------------------
Redemptions and Dividends
  Long-term debt                                            250
  Preferred stock dividends                                  13
  Common stock dividends                                     54
--------------------------------------------------------------------------------
Total Redemptions and Dividends                             317
--------------------------------------------------------------------------------
Shoreham post-settlement costs                               12
--------------------------------------------------------------------------------
Total Capital Requirements                               $  379
================================================================================

CAPITAL PROVIDED

Cash generation from operations                          $ 160
Decrease in cash balances                                  215
Common stock issued                                          5
Other investing and financing activities                    (1)
--------------------------------------------------------------------------------
Total Capital Provided                                   $ 379
================================================================================

For further information, see the Statement of Cash Flows.

INVESTMENT RATING

The Company's securities are rated by Standard & Poor's (S&P), Moody's Investors Service, Inc. (Moody's), Fitch Investors Service, L.P.(Fitch) and Duff & Phelps Credit Rating Co. (D&P). The credit ratings for each of the Company's principal securities remain unchanged since December 31, 1996.

In response to the March 1997 announcement that the Company reached an agreement in principle with LIPA, the rating agencies took the following actions:

o Moody's placed the securities of the Company under review for potential upgrade.

o S&P announced that the Company's corporate credit rating will remain on CreditWatch with positive implications, but revised the CreditWatch implications on the Company's senior debt and preferred stock to "Developing" from "Positive".

o D&P announced they will retain the Company's ratings on Rating Watch - Uncertain.

o Fitch maintained the Company's fixed income securities on FitchAlert "Positive", indicating the rating is likely to be either raised or affirmed.

For a further discussion of the Company's credit ratings see Investment Rating in the Company's Annual Report Form 10-K/A, for the Year Ended December 31, 1996.

RATE MATTERS

For a discussion of Rate Matters see, Note 3 of Notes to Financial Statements.

LONG ISLAND POWER AUTHORITY PROPOSED TRANSACTION

On April 30, 1997, the Long Island Power Authority (LIPA) submitted to the New York State Public Authorities Control Board for approval, unexecuted copies of agreements related to LIPA's proposed acquisition (via the purchase of the Company's common stock) of the Company's transmission and distribution system and certain other assets and liabilities (LIPA Transaction). Prior to LIPA's acquisition of the common stock, the Company's gas assets, electric generating facility assets and certain other assets and liabilities will be transferred to affiliates of the holding company to be formed in connection with the binding share exchange with Brooklyn Union Gas Company (Brooklyn Union).

      While the specific allocation of assets and liabilities has not yet been finally determined, it is currently contemplated that the holding company would, subject to obtaining all required consents, assume the Company's (i) 7.30% Debentures due July 15, 1999; (ii) 8.20% Debentures due March 15, 2023; and (iii) Preferred Stock, 7.95%, Series AA. It is also contemplated that each issued and outstanding share of preferred stock of the Company that is subject to optional redemption at or before the closing of the LIPA Transaction will be called for redemption by the Company no later than the date of the closing. Each issued and outstanding share of preferred stock of the Company not subject to optional redemption (other than the Series AA) will, subject to obtaining all required consents, be acquired by the Company for cash pursuant to the terms of the LIPA Transaction agreements.

      The Company is unable to determine when or if the agreements related to the LIPA Transaction will be executed by the parties or when or if all consents and approvals required to consummate the LIPA Transaction will be obtained. For additional information concerning the LIPA Transaction and the proposed binding share exchange with Brooklyn Union, see the Company's Forms 8-K/A dated March 24, 1997 and Form 8-K dated December 30, 1996, respectively.

BROOKLYN UNION TRANSACTION

For a further discussion on the Brooklyn Union Transaction see Note 3 of Notes to Financial Statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the proposed transactions with Brooklyn Union and LIPA as discussed under the heading "Long Island Power Authority Proposed Transaction" and "Brooklyn Union Transaction", state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein, in the Company's Annual Report on Form 10-K/a, for the Year Ended December 31, 1996 or in other reports filed by the Company with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

          On March 27, 1997, the Company's Board of Directors voted to change the Company's fiscal year end to March 31. The Company previously reported results of operations on a calendar year basis.

          On April 23, 1997, the Company, The Connecticut Light and Power Company (CL&P) and the Long Island Soundkeeper Fund, Inc. (Soundkeeper) jointly filed a Stipulation of Dismissal in Federal District Court, which settled a lawsuit previously commenced by the Soundkeeper alleging that fluid leaks from the electric transmission cable located under the Long Island Sound (Sound Cable), jointly owned by the Company and CL&P, violated the Clean Water Act. The settlement of the Soundkeeper lawsuit will not have a material adverse effect on the financial condition of the Company. For additional information concerning the Sound Cable see Note 11 of Notes to Financial Statements in the Company's Annual Report on Form 10-K/A, for the Year Ended December 31, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS

            Exhibit 10

            (1) Executive Employment Agreement by and between the Company and Michael E. Bray dated as of March 1, 1997.

            (2) Indemnification Agreement by and between the Company and Michael
            E. Bray dated as of March 1, 1997 which agreement is substantially the same as Indemnification Agreement by and between the Company and certain officers dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994) which is incorporated herein by reference.

            Exhibit 27 - Financial Data Schedule UT for the three-month period ended March 31, 1997.

      b.    REPORTS ON FORM 8-K

            In its current report on Form 8-K dated February 25, 1997, the Company filed the following: (i) audited financial statements of Brooklyn Union as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996; (ii) unaudited interim financial statements of Brooklyn Union as of and for the three months and twelve months ended December 31, 1996 and 1995; and
            (iii) unaudited pro forma combined condensed financial information for the Company and Brooklyn Union, after giving effect to the Binding Share Exchanges as a pooling of interest for accounting purposes.

            In its current report on Form 8-K dated March 20, 1997 and Form 8-K/A dated March 24, 1997, the Company reported that the Company and LIPA entered into an Agreement in Principle pursuant to which LIPA would, among other things, acquire certain assets of the Company through the purchase of the Company's outstanding shares of Common Stock.

            In its current report on Form 8-K dated April 11, 1997, the Company reported that it changed its fiscal year-end to March 31.

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



                                        LONG ISLAND LIGHTING COMPANY
                                                (Registrant)


                                          By /s/ ANTHONY NOZZOLILLO
                                          -------------------------
                                              ANTHONY NOZZOLILLO
                                          Senior Vice President and
                                          Principal Financial Officer


Dated:  May 15, 1997

                                 EXHIBIT INDEX
                                 -------------

                                                                        PAGE NO.
                                                                        --------
Exhibit 10

(1) Executive Employment Agreement by and between the Company and            27
Michael E. Bray dated as of March 1, 1997.

(2)  Indemnification  Agreement by and between the Company and Michael       --
E. Bray dated as of March 1, 1997 which agreement is substantially the same as Indemnification Agreement by and between the Company and certain officers dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994) which is incorporated herein by reference.


Exhibit 27

Financial Data Schedule UT for the three-month  period ended March 31,       40
1997.