Form 10-K/A
period 1996-12-31
LONG ISLAND LIGHTING CO
filed 1997-06-30
CIK 60251

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 2

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

  COMMON STOCK ($5 PAR) - SHARES OUTSTANDING AT DECEMBER 31, 1996: 120,780,792

This Form 10-K/A amends Part II, Items 7 and 8 of Form 10-K for the Fiscal Year ended December 31, 1996.

                                    PART II

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EARNINGS

Earnings for the years 1996, 1995 and 1994 were as follows:

                   (In millions of dollars and shares except earnings per share)
--------------------------------------------------------------------------------
                                       1996           1995               1994
--------------------------------------------------------------------------------
Net income                         $   316.5       $  303.3          $  301.8
Preferred stock dividend
  requirements                          52.2           52.6              53.0
--------------------------------------------------------------------------------
Earnings for Common Stock          $   264.3       $  250.7          $  248.8
--------------------------------------------------------------------------------
Average common shares
  outstanding                          120.4          119.2             115.9
--------------------------------------------------------------------------------
Earnings per Common Share          $    2.20       $   2.10          $   2.15
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

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Fuel and purchased power expenses for the years 1996, 1995 and 1994 were as follows:

                                                        (In millions of dollars)
--------------------------------------------------------------------------------
                                           1996            1995          1994
--------------------------------------------------------------------------------
Fuel for Electric Operations
  Oil                                     $ 158          $  98          $ 145
  Gas                                       138            149            101

  Nuclear                                    15             14             15

  Purchased power                           329            310            308
--------------------------------------------------------------------------------
Total                                       640            571            569
================================================================================
Gas fuel                                    323            264            279
--------------------------------------------------------------------------------
Total                                    $  963          $ 835          $ 848
================================================================================


Electric fuel and purchased power mix for the years 1996, 1995 and 1994 were as follows:

                                                           (In thousands of MWh)
--------------------------------------------------------------------------------
                           1996                  1995                 1994
--------------------------------------------------------------------------------
                        MWh        %          MWh        %         MWh        %
--------------------------------------------------------------------------------
Oil                    4,219      24%        3,099      17%       4,480      25%
Gas                    4,542      25         6,344      36        4,056      23
Nuclear                1,558       9         1,301       7        1,498       9
Purchased power        7,388      42         7,143      40        7,640      43
--------------------------------------------------------------------------------
Total                 17,707     100%       17,887     100%      17,674     100%
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

Gas system fuel expense increased in 1996 by $58 million when compared with 1995, due to higher firm sales volumes and a 26% increase in the Company's average price of gas. In 1995, this expense decreased by $15 million when compared with 1994, as a result of a decline in the average price of gas, despite higher sales volumes.

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


Based on the Company's current long-range projections for energy sales, operations and maintenance costs, property taxes, construction and other expenditures, the RMC balance will be fully amortized by year-end 2001. The assumptions used in the forecast are as follows: (i) the Company's base electric rates remain at current levels through the year 2001; (ii) the Company receives PSC permission to credit the Phase I Shoreham property tax litigation proceeds that the Company received in January 1996 to the RMC balance in 1997, at which time the proceeds plus interest are expected to be $83 million; and (iii) $360 million of the total judgment awarded the Company in Phase II of the Shoreham property tax case is received by the Company during the 1999 to 2001 time frame and will be applied to reduce the RMC balance. Based upon the assumptions used in this forecast, RMC non-cash charges to income will be approximately $52 million in 1997, $89 million in 1998, $143 million in 1999, $57 million in 2000 and $57 million in 2001. These estimates are based on the multi-year rate plan
(Plan)  submitted  to the PSC in September  1996.

If the assumptions outlined immediately above are not adopted by the PSC, the Company proposed as an alternative in the September 1996 filing that, in order to insure the timely and certain recovery of any remaining RMC balance at November 30, 1999, that the Company recover any such balance through rates over a two year period using its Fuel Adjustment Clause. By using the Fuel Adjustment Clause, which it has used in the past to recover other regulatory assets, customer bills would be automatically adjusted in order to amortize on a straight-line-basis any remaining RMC balance over a two year period ending November 30, 2001.

Based upon the above, and the fact that actions of the PSC continue to support the full recovery of the Shoreham related regulatory assets, as provided in the Rate Moderation Agreement (RMA), the Company believes that future revenues will be provided specifically for the recovery of the RMC balance. For a further discussion of the plan, see Rate Matters, under the heading "Electric."


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

Earnings in excess of the Company's allowed return on common equity generated by the electric business was approximately $9 million for the 1996 rate year compared to approximately $6 million for the 1995 rate year. In accordance with the Company's electric rate structure, earnings above the allowed return on common equity are applied against the RMC balance. The ratepayers' portion of gas earnings in excess of a 10.6% allowed return on common equity totaled $10 million for the 1996 rate year compared to $1 million in 1995.

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

CAPITALIZATION

The Company's capitalization, including current maturities of long-term debt and current redemption requirements of preferred stock, at December 31, 1996 and 1995, was $7.9 billion and $8.3 billion, respectively. At December 31, 1996 and 1995, the Company's capitalization ratios were as follows:


                                           1996                   1995
--------------------------------------------------------------------------------
   Long-term debt                          59.3%                  61.8%
   Preferred stock                          8.9                    8.6
   Common shareowners' equity              31.8                   29.6
--------------------------------------------------------------------------------
                                          100.0%                 100.0%
================================================================================

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

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for 1996 and 1995 were as follows:

                                                   (In millions of dollars)
--------------------------------------------------------------------------------
                                                     1996            1995
--------------------------------------------------------------------------------
CAPITAL REQUIREMENTS
Construction*
   Electric                                         $ 142            $ 144
   Gas                                                 71               79
   Common                                              27              21
--------------------------------------------------------------------------------
Total Construction                                    240              244
--------------------------------------------------------------------------------
Refundings and Dividends
   Long-term debt                                     415              100
   Preferred stock                                      5                5
   Common stock dividends                             214              211
   Preferred stock dividends                           52               53
--------------------------------------------------------------------------------
Total Refundings and Dividends                        686              369
--------------------------------------------------------------------------------
Shoreham post-settlement costs                         52               71
--------------------------------------------------------------------------------
TOTAL CAPITAL REQUIREMENTS                          $ 978            $ 684
================================================================================

CAPITAL PROVIDED
Cash generated from operations                      $ 892            $ 772
Long-term debt issued                                   -               49
Common stock issued                                    19               20
Other investing activities                             (4)               9
Increase(decrease) in cash                             71             (166)
--------------------------------------------------------------------------------
Total Capital Provided                              $ 978            $ 684
================================================================================
* Excludes non-cash allowance for other funds used during construction. For further information, see the Statement of Cash Flows.

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

MERGER AGREEMENT WITH THE BROOKLYN UNION GAS COMPANY

On December 29, 1996, the Company and The Brooklyn Union Gas Company (Brooklyn Union) entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the companies will be merged in a transaction that will result in the formation of a new holding company. The new holding company, which has not yet been named, will serve approximately 2.2 million customers and have annual revenues of more than $4.5 billion. The merger is expected to be accomplished through a tax-free exchange of shares.

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


It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the Company would recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71," could then require a significant write-down of all or a portion of the Company's net regulatory assets. If the Company were unable to continue to apply the provisions of SFAS No. 71 at December 31, 1996, the Company estimates that approximately $4.6 billion would have been written off at such time.

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

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which amends SFAS No. 71. Under SFAS No. 121, costs which were capitalized in accordance with regulatory practices, because it was probable that future recovery would be allowed by the regulator, must be charged against current period earnings if it appears that the criterion for capitalization no longer applies. The carrying amount of such assets would be reduced by amounts for which recovery is unlikely. SFAS No. 121 also provides for the restoration of previously disallowed costs that are subsequently allowed by a regulator. With respect to assets recognized under SFAS No. 71 and all other long-lived assets, the adoption of SFAS No. 121 did not have an effect on the Company's financial position, cash flows or results of operations. However, if the Company had been unable to continue to apply the provisions of SFAS No. 71 at December 31, 1996, the Company estimates that approximately $4.6 billion would have been written off at such time.


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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Uniform Systems of Accounts defines the Allowance For Funds Used During Construction (AFC) as the net cost of borrowed funds used for construction purposes and a reasonable rate of return upon the utility's equity when so used. AFC is not an item of current cash income. AFC is computed monthly using a rate permitted by the FERC on a portion of construction work in progress. The average annual AFC rate, without giving effect to compounding, was 9.02%, 9.36% and 9.18% for the years 1996, 1995 and 1994, respectively.

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

Upon the effectiveness of the 1989 Settlement, in June 1989, the Company recorded the FRA on its Balance Sheet and the retirement of its investment of approximately $4.2 billion, principally in Shoreham. The FRA has two components, the BFC and the RMC. For a further discussion of the FRA, see

Note 1.

In February 1992, the Company transferred ownership of Shoreham to LIPA. Pursuant to the 1989 Settlement, the Company was required to reimburse LIPA for all of its costs associated with the decommissioning of Shoreham. Effective May 1, 1995, the Nuclear Regulatory Commission (NRC) terminated LIPA's possession-only license for Shoreham. The termination signified the NRC's approval that decommissioning was complete and that the site is suitable for unrestricted use. At December 31, 1996, Shoreham post- settlement costs totaled approximately $1.103 billion, consisting of $536 million of property taxes and payments-in-lieu-of-taxes, and $567 million of decommissioning costs, fuel disposal costs and all other costs incurred at Shoreham after June 30, 1989.

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

GAS

In December 1993, the PSC approved a three year gas rate settlement between the Company and the Staff of the PSC. The gas rate settlement provided annual gas rate increases of 4.7%, 3.8% and 3.2% for each of the three rate years beginning December 1, 1993, 1994 and 1995, respectively. In the determination of the revenue requirements for the gas rate settlement, an allowed return on common equity of 10.1% was used.

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

The Class Settlement provides the Company's electric customers with rate reductions aggregating $390 million that are being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. Upon its effectiveness, the Company recorded its liability for the Class Settlement on a present value basis at $170 million. The Class Settlement obligation at December 31, 1996 reflects the present value of the remaining reductions to be refunded to customers. The remaining reductions to customers bills, amounting to approximately $201 million as of December 31, 1996, consists of approximately $21 million for the five-month period beginning January 1, 1997, and $60 million for each of the 12- month periods beginning June 1, 1997, 1998 and 1999.

NOTE 5. NINE MILE POINT NUCLEAR POWER STATION, UNIT 2


The Company has an undivided 18% interest in NMP2, located near Oswego, New York which is operated by Niagara Mohawk Power Corporation (NMPC). Ownership of NMP2 is shared by five cotenants: the Company (18%), NMPC (41%), New York State Electric & Gas Corporation (18%), Rochester Gas and Electric Corporation (14%) and Central Hudson Gas & Electric Corporation (9%). The Company's share of the rated capability is approximately 206 MW. The Company's net utility plant investment, excluding nuclear fuel, was approximately $715 million and $740 million at December 31, 1996 and 1995, respectively. The accumulated provision for depreciation, excluding decommissioning costs, was approximately $169 million and $153 million at December 31, 1996 and 1995, respectively. Generation from NMP2 and operating expenses incurred by NMP2 are shared in the same proportions as the cotenants' respective ownership interests. The Company's share of operating expenses is included in the corresponding operating expenses on its Statement of Income. The Company is required to provide its respective share of financing for any capital additions to NMP2. Nuclear fuel costs associated with NMP2 are being amortized on the basis of the quantity of heat produced for the generation of electricity.


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

Each year the Company is required to redeem certain series of preferred stock through the operation of sinking fund provisions as follows:

--------------------------------------------------------------------------------
                   Redemption Provision               Number          Redemption
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

The Company is also required to redeem all shares of certain series of preferred stock which are not subject to sinking fund requirements. The mandatory redemption requirements for these series are as follows:

--------------------------------------------------------------------------------
     Redemption           Redemption           Number of
     Series                 Date                Shares                Amounts
--------------------------------------------------------------------------------
$1.67 Series GG            3/1/99               880,000            $ 22,000,000
7.95% Series AA            6/1/00            14,520,000             363,000,000
7.05% Series QQ            5/1/01             3,464,000              86,600,000
7.66% Series CC            8/1/02               570,000              57,000,000
================================================================================

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The Company has the option to redeem certain series of its preferred stock. For the series subject to optional redemption at December 31, 1996, the call prices were as follows:


--------------------------------------------------------------------------------
        Series                                                    Call Price
--------------------------------------------------------------------------------
    5.00%  Series B                                                  $101

    4.25%  Series D                                                   102

    4.35%  Series E                                                   102

    4.35%  Series F                                                   102

    5 1/8% Series H                                                   102

    5 3/4% Series I - Convertible                                     100
================================================================================

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

Tender requirements of Authority Financing Notes at December 31, 1996 were as follows:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
           Interest
             Rate           Series         Principal             Tendered
--------------------------------------------------------------------------------
PCRBs       8 1/4%          1982           $ 17,200         Tendered every three
                                                            years, next tender
                                                            October 1997
             3.25%          1985 A,B        150,000         Tendered annually on
                                                            March 1

EFRBs        4.05%          1993 A           50,000         Tendered weekly
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

DIRECTORS' PLAN

The Directors' Plan provides benefits to directors who are not officers of the Company. Directors who have served in that capacity for more than five years qualify as participants under the plan. The Directors' Plan is a non-qualified plan under the Internal Revenue Code. The provision for retirement benefits, which are unfunded, totaled approximately $127,000, $114,000 and $148,000 in 1996, 1995 and 1994, respectively.

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

Accumulated postretirement benefit obligation other than pensions at December 31 was as follows:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                                       1996              1995
--------------------------------------------------------------------------------
Retirees                                          $  156,181        $  135,497
Fully eligible plan participants                      56,950            52,028
Other active plan participants                       152,627           142,035
--------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation                             $   365,758       $   329,560
Plan assets                                           74,692            53,646
--------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation in excess of plan assets                291,066           275,914
Unrecognized prior service cost                         (188)                -
Unrecognized net gain                                 75,309           100,335
--------------------------------------------------------------------------------
Accrued Postretirement Benefit Cost              $   366,187       $   376,249
================================================================================

At December 31,  1996,  and 1995,  the Plan  assets,  which are recorded at fair
value,  include  cash  and  cash  equivalents,   fixed  income  investments  and
approximately $100,000 of listed equity securities of the Company.

Periodic postretirement benefit cost other than pensions for the years were as follows:
                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                          1996          1995              1994
--------------------------------------------------------------------------------
Service cost-benefits
   earned during the period            $ 10,690      $  9,082          $ 11,275
Interest cost on projected
   benefit obligation and
   service cost                          25,030        22,412            25,713
Actual return on plan assets             (3,046)       (1,034)                -
Net Amortization
   and deferral                         (12,175)      (14,699)           (5,213)
--------------------------------------------------------------------------------
Periodic Postretirement
Benefit Cost                           $ 20,499      $ 15,761         $  31,775
================================================================================

Assumptions used to determine the postretirement benefit obligation were as follows:

--------------------------------------------------------------------------------
                                                     1996     1995       1994
--------------------------------------------------------------------------------
Discount rate                                        7.25%    7.25%      7.75%
Rate of future compensation increases                5.00%    5.00%      5.00%
Long-term rate of return on assets                   7.50%    7.50%        -
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
================================================================================

SFAS No. 109 requires utilities to establish regulatory assets and liabilities for the portion of its deferred tax assets and liabilities that have not yet been recognized for ratemaking purposes. The major components of these regulatory assets and liabilities are as follows:

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                              1996                       1995
--------------------------------------------------------------------------------
Regulatory Assets
1989 Settlement                         $  1,660,871               $  1,666,744
Plant items                                  125,976                    149,520
Other                                        (14,069)                   (13,881)
--------------------------------------------------------------------------------
Total Regulatory Assets                 $  1,772,778               $  1,802,383
================================================================================
Regulatory Liabilities
Carryforward credits                    $     68,421              $      82,330
Other                                         34,466                     33,730
--------------------------------------------------------------------------------
Total Regulatory Liabilities            $    102,887              $     116,060
================================================================================

The federal income tax amounts included in the Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax. The table below sets forth the reasons for such differences.

                                                       (In thousands of dollars)
--------------------------------------------------------------------------------
                                             1996           1995          1994
Income before federal income tax         $ 525,721      $ 508,824     $ 478,564
Statutory federal income tax rate              35%            35%           35%
--------------------------------------------------------------------------------
Statutory federal income tax             $ 184,002      $ 178,088     $ 167,497

ADDITIONS (REDUCTIONS) IN FEDERAL
  INCOME TAX
  Excess of book depreciation over
    tax depreciation                        18,339         18,588        14,745
  1989 Settlement                            4,212          4,213         4,213
  Interest capitalized                       2,270          2,218         2,449
  Tax credits                               (4,383)        (1,025)       (2,058)
  Tax rate change amortization               3,686          3,752        (4,779)
  Allowance for funds used during
    construction                            (2,305)        (2,392)       (2,450)
  Other items                                3,436          2,096        (2,905)
--------------------------------------------------------------------------------
Total Federal Income Tax Expense         $ 209,257      $ 205,538     $ 176,712
================================================================================
Effective Federal Income Tax Rate            39.8%          40.4%         36.9%
================================================================================

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


NOTE 10. MERGER AGREEMENT WITH THE BROOKLYN UNION GAS COMPANY

On December 29, 1996, the Company and The Brooklyn Union Gas Company (Brooklyn Union) entered into an Agreement and Plan of Exchange (Share Exchange Agreement), pursuant to which the companies will be merged in a transaction that will result in the formation of a new holding company. The new holding company, which has not yet been named, will serve approximately 2.2 million customers and have annual revenues of more than $4.5 billion. The merger is expected to be accomplished through a tax-free exchange of shares.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS


ELECTRIC

The Company has entered into contracts with numerous Independent Power Producers
(IPPs) and the New York Power Authority (NYPA) for electric generating capacity. Under the terms of the agreement with NYPA, which is set to expire in May 2014, the Company may purchase up to 100% of the electric energy produced at the NYPA facility located within the Company's service territory at Holtsville, NY. The Company is required to reimburse NYPA for the minimum debt service payments, and to make fixed non-energy payments and expenses associated with operating and maintaining the plant.

With respect to contracts entered into with the IPPs, the Company is obligated to purchase all the energy they make available to the Company (at prices that often exceed current market prices). However, the Company has no obligation to the IPPs if they fail to deliver energy. For purposes of the table below, the Company has assumed full performance by the IPPs, as no event has occurred to suggest anything less than full performance by these parties.

The Company also has contracted with NYPA for firm transmission (wheeling) capacity in connection with a transmission cable which was constructed, in part, for the benefit of the Company. In accordance with the provisions of this agreement which expire in 2020, the Company is required to reimburse NYPA for debt service payments and the cost of operating and maintaining the cables. The cost of such contracts is included in electric fuel expense and is recoverable through rates.

The following table represents the Company's commitments under purchase power contracts.


Electric Operations                                                   (In millions of dollars)
----------------------------------------------------------------------------------------------
                                          NYPA Holtsville
                                          ---------------
                                              Other
                                   Debt       Fixed                  Firm               Total
                                 Service     Charges   Energy*   Transmission  IPP's*  Business*
                                 -------     -------   -------   ------------  ------  ---------

1997                           $    20.3     $  15.0  $   7.7     $  27.8    $  110.7 $  181.5
1998                                21.6        15.2      9.0        27.8       115.3    188.9
1999                                21.7        16.3      7.2        27.2       118.3    190.7
2000                                21.8        16.4      8.0        27.0       123.3    196.5
2001                                21.9        16.6     11.3        29.0       126.7    205.5
Subsequent Years                   259.9       254.9    137.0       557.4     1,161.6  2,370.8
----------------------------------------------------------------------------------------------
Total                          $   367.2     $ 334.4  $ 180.2     $ 696.2    $1,755.9 $3,333.9
Less: Imputed Interest             188.0       183.7     96.9       426.4       841.8  1,736.8
----------------------------------------------------------------------------------------------
Present Value of Payments      $   179.2     $ 150.7  $  83.3     $ 269.8    $  914.1 $1,597.1
==============================================================================================

*Assumes full performance by the IPPs and NYPA.

GAS

In order to provide sufficient supplies of gas for the Company's gas customers, the Company has entered into long-term firm gas transportation, storage and supply contracts which contain provisions that require the Company to make payments even if the services are not provided (take-or-pay.) The cost of such contracts is included in gas fuel expense and is recoverable through rates. The table below sets forth the Company's aggregate obligation under these commitments which extend through 2012.


Gas Operations                                      (In millions of dollars)
--------------------------------------------------------------------------------
1997                                                       $  38.7
1998                                                          37.6
1999                                                          37.6
2000                                                          37.6
2001                                                          34.7
Subsequent Years                                             232.5
--------------------------------------------------------------------------------
Total                                                      $ 418.7
Less: Imputed Interest                                       182.1
--------------------------------------------------------------------------------
Present Value of Payments                                  $ 236.6
================================================================================

CONTINUOUS EMISSION MONITORING

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

Certain aspects of the restructuring envisioned by the PSC-- particularly the PSC's apparent determinations that it may deny the utilities recovery of prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market--could, if implemented, have a negative impact on the operations and financial conditions of New York's investor-owned electric utilities, including the Company.

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

It is not possible to predict the ultimate outcome of these proceedings, the timing thereof, or the amount, if any, of stranded costs that the Company would recover in a competitive environment. The outcome of the state and federal regulatory proceedings could adversely affect the Company's ability to apply Statement of Financial Accounting Standards SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which, pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71," could then require a significant write-down of all or a portion of the Company's net regulatory assets.

If the Company were unable to continue to apply the provisions of SFAS No. 71, at December 31, 1996, the Company estimates that approximately $4.6 billion would have been written off at such time.


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

In 1996, the Company lost sales to NUGs totaling 422 gigawatt- hours (GWh) representing a loss in electric revenues net of fuel (net revenues) of approximately $34 million, or 1.9% of the Company's net revenues. In 1995, the Company lost sales to NUGs totaling 366 GWh or approximately $28 million or 1.5% of the Company's net revenues.

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

                                                        (In millions of dollars)
--------------------------------------------------------------------------------
For year ended December 31                    1996           1995         1994
--------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                    $  2,467      $  2,484     $  2,481
Gas                                              684           591          586
--------------------------------------------------------------------------------
Total                                       $  3,151      $  3,075     $  3,067
================================================================================
OPERATING EXPENSES
  (excludes federal income tax)
Electric                                    $  1,644      $  1,657     $  1,640
Gas                                              560           478          500
--------------------------------------------------------------------------------
Total                                       $  2,204      $  2,135     $  2,140
================================================================================
OPERATING INCOME
  (before federal income tax)
Electric                                    $    823      $    827     $    842
Gas                                              124           113           85
--------------------------------------------------------------------------------
Total operating income                           947           940          927

AFC                                               (6)           (7)          (7)
Other income and deductions                      (23)          (38)         (45)
Interest charges                                 451           476          500
Federal income tax                               209           206          177
--------------------------------------------------------------------------------
Net Income                                  $    316      $    303     $    302
================================================================================

DEPRECIATION AND AMORTIZATION
Electric                                    $    129      $    122     $    112
Gas                                               25            23           19
--------------------------------------------------------------------------------
Total                                       $    154      $    145     $    131
================================================================================

CONSTRUCTION AND NUCLEAR FUEL EXPENDITURES*
Electric                                    $    165      $    162     $    155
Gas                                               78            84          125
--------------------------------------------------------------------------------
Total                                       $    243      $    246     $    280
================================================================================
* Includes non-cash allowance for other funds used during construction and excludes Shoreham post-settlement costs.



                                                  (In millions of dollars)
--------------------------------------------------------------------------------
At December 31                           1996          1995           1994
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Electric                              $  9,835      $ 10,020       $ 10,285
Gas                                      1,232         1,181          1,181
--------------------------------------------------------------------------------
Total identifiable assets               11,067        11,201         11,466
Assets utilized for overall
 Company operations                      1,143         1,326          1,013
--------------------------------------------------------------------------------
Total Assets                          $ 12,210      $ 12,527       $ 12,479
================================================================================

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

NOTE 14. EVENT SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

LONG ISLAND POWER AUTHORITY PROPOSED TRANSACTION

On April 30, 1997, the Long Island Power Authority (LIPA) submitted to the New York State Public Authorities Control Board for approval, unexecuted copies of agreements related to LIPA's proposed acquisition (via the purchase of the Company's common stock) of the Company's transmission and distribution system and certain other assets and liabilities (LIPA Transaction). Prior to LIPA's acquisition of the common stock, the Company's gas assets, electric generating facility assets and certain other assets and liabilities will be transferred to affiliates of the holding company to be formed in connection with the Share Exchange Agreement with Brooklyn Union.

While the specific allocation of assets and liabilities has not yet been finally determined, it is currently contemplated that the holding company would, subject to obtaining all required consents, assume the Company's (i) 7.30% Debentures due July 15, 1999; (ii) 8.20% Debentures due March 15, 2023; and (iii) Preferred Stock, 7.95%, Series AA.

Consummation of the Share Exchange Agreement is not conditioned upon the consummation of the LIPA Transaction and consummation of the LIPA Transaction is not conditioned upon consummation of the Share Exchange Agreement.

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

Date
----
June    , 1997
                              Signature and Title

                           WILLIAM J. CATACOSINOS*
                           -----------------------
                           William J. Catacosinos,
                       Principal Executive Officer  and
                      Chairman of the Board of Directors

                               JAMES T. FLYNN*
                               ---------------
                          James T. Flynn, President,
                     Chief Operating Officer and Director

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

                                    LONG ISLAND LIGHTING COMPANY

Date: June    , 1997
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