Form 10-Q
period 1997-06-30
LONG ISLAND LIGHTING CO
filed 1997-08-14
CIK 60251

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                   Yes [X]             No [  ]


The total number of shares of the registrant's Common Stock, $5 par value, outstanding on June 30, 1997, was 121,146,042.

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

                                 LONG ISLAND LIGHTING
                                  STATEMENT OF INCOME
                                      (UNAUDITED)
                   (Thousands of Dollars - except per share amounts)



                                                        Three Months Ended
                                                        ------------------
                                                              June 30
                                                              -------
                                                         1997         1996
                                                         ----         ----
Revenues
Electric                                              $ 560,086    $ 576,963
Gas                                                     104,402      117,639
                                                        -------      -------
Total Revenues                                          664,488      694,602
                                                        -------      -------

Expenses
Operations - fuel and purchased power                   191,776      203,891
Operations - other                                       94,306       89,979
Maintenance                                              27,782       29,952
Depreciation and amortization                            38,893       37,952
Base financial component amortization                    25,243       25,243
Rate moderation component amortization                    9,198      (10,604)
Regulatory liability component amortization             (22,143)     (22,143)
Other regulatory amortization                            13,052       57,990
Operating taxes                                         109,324      111,295
Federal income tax - current                             22,615       10,162
Federal income tax - deferred and other                  10,363       19,820
                                                         ------       ------
Total Expenses                                          520,409      553,537
                                                        -------      -------
Operating Income                                        144,079      141,065
                                                        -------      -------

Other Income and (Deductions)
Rate moderation component carrying charges                5,981        6,274
Class Settlement                                         (4,199)      (5,009)
Other income and deductions, net                          2,370       10,186
Allowance for other funds used during construction          958          617
Federal income tax - current                               (701)           -
Federal income tax - deferred and other                    (188)      (2,099)
                                                           ----       ------
Total Other Income and (Deductions)                       4,221        9,969
                                                          -----        -----
Income Before Interest Charges                          148,300      151,034
                                                        -------      -------

Interest Charges and (Credits)
Interest on long-term debt                               87,916       96,024
Other interest                                           16,274       15,301
Allowance for borrowed funds used during construction    (1,051)        (815)
                                                         ------         ----
Total Interest Charges and (Credits)                    103,139      110,510
                                                        -------      -------

Net Income                                               45,161       40,524
Preferred stock dividend requirements                    12,968       13,071
                                                         ------       ------
Earnings for Common Stock                             $  32,193    $  27,453
                                                      =========    =========

Average Common Shares Outstanding (000)                 121,146      120,221
Earnings per Common Share                             $    0.26    $    0.23

Dividends Declared per Common Share                   $   0.445    $   0.445


See Notes to Financial Statements.

                             LONG ISLAND LIGHTING COMPANY
                                  STATEMENT OF INCOME
                                      (UNAUDITED)
                   (Thousands of Dollars - except per share amounts)



                                                           Six Months Ended
                                                           ----------------
                                                                 June 30
                                                                 -------
                                                           1997          1996
                                                           ----          ----
Revenues
Electric                                                $1,117,876   $1,136,231
Gas                                                        397,793      422,586
                                                           -------      -------
Total Revenues                                           1,515,669    1,558,817
                                                         ---------    ---------

Expenses
Operations - fuel and purchased power                      493,643      514,160
Operations - other                                         189,979      193,848
Maintenance                                                 57,123       60,439
Depreciation and amortization                               77,454       75,517
Base financial component amortization                       50,485       50,485
Rate moderation component amortization                      15,105      (25,930)
Regulatory liability component amortization                (44,286)     (44,286)
Other regulatory amortization                               25,271       85,202
Operating taxes                                            226,837      231,323
Federal income tax - current                                45,993       23,000
Federal income tax - deferred and other                     43,986       63,569
                                                            ------       ------
Total Expenses                                           1,181,590    1,227,327
                                                         ---------    ---------
Operating Income                                           334,079      331,490
                                                           -------      -------

Other Income and (Deductions)
Rate moderation component carrying charges                  11,901       12,175
Class Settlement                                            (8,695)     (10,381)
Other income and deductions, net                             3,015       16,106
Allowance for other funds used during construction           1,676        1,336
Federal income tax - current                                  (701)           -
Federal income tax - deferred and other                        600          352
                                                               ---          ---
Total Other Income and (Deductions)                          7,796       19,588
                                                             -----       ------
Income Before Interest Charges                             341,875      351,078
                                                           -------      -------

Interest Charges and (Credits)
Interest on long-term debt                                 178,084      198,282
Other interest                                              32,933       32,272
Allowance for borrowed funds used during construction       (2,000)      (1,757)
                                                            ------       ------
Total Interest Charges and (Credits)                       209,017      228,797
                                                           -------      -------

Net Income                                                 132,858      122,281
Preferred stock dividend requirements                       25,937       26,143
                                                            ------       ------
Earnings for Common Stock                               $  106,921   $   96,138
                                                        ==========   ==========

Average Common Shares Outstanding (000)                    121,066      120,082
Earnings per Common Share                               $     0.88   $     0.80

Dividends Declared per Common Share                     $     0.89   $     0.89

See Notes to Financial Statements.

                             LONG ISLAND LIGHTING COMPANY
                                     BALANCE SHEET
                                (Thousands of Dollars)

                                       June 30       March 31      December 31
                                         1997          1997           1996
ASSETS                               (unaudited)   (unaudited)      (audited)
                                     -----------   -----------      ---------
Utility Plant
Electric                            $ 3,939,163    $ 3,900,264    $ 3,882,297
Gas                                   1,180,860      1,171,183      1,154,543
Common                                  265,111        263,267        260,268
Construction work in progress           119,435        108,850        112,184
Nuclear fuel in process
  and in reactor                         15,512         15,503         15,454
                                         ------         ------         ------
                                      5,520,081      5,459,067      5,424,746
                                      ---------      ---------      ---------
Less - Accumulated depreciation and
  amortization                        1,790,662      1,759,110      1,729,576
                                      ---------      ---------      ---------
Total Net Utility Plant               3,729,419      3,699,957      3,695,170
                                      ---------      ---------      ---------

Regulatory Assets
Base financial component (less
  accumulated amortization of
  $807,768, $782,525 and $757,282)    3,231,062      3,256,305      3,281,548
Rate moderation component               406,148        409,512        402,213
Shoreham post-settlement costs        1,000,623        996,270        991,795
Shoreham nuclear fuel                    68,050         68,581         69,113
Unamortized cost of issuing
  securities                            180,467        187,309        194,151
Postretirement benefits
  other than pensions                   353,851        357,668        360,842
Regulatory tax asset                  1,760,486      1,767,164      1,772,778
Other                                   191,131        200,137        199,879
                                        -------        -------        -------
Total Regulatory Assets               7,191,818      7,242,946      7,272,319
                                      ---------      ---------      ---------

Nonutility Property and
  Other Investments                      19,235         18,870         18,597
                                         ------         ------         ------

Current Assets
Cash and cash equivalents                54,010         64,539        279,993
Special deposits                         67,916         37,631         38,266
Customer accounts receivable (less
  allowance for doubtful accounts of
  $22,853, $23,675 and $25,000)         255,126        305,436        255,801
Other accounts receivable                36,981         42,946         65,764
Accrued unbilled revenues               142,969        141,389        169,712
Materials and supplies at average cost   55,053         55,454         55,789
Fuel oil at average cost                 48,940         49,703         53,941
Gas in storage at average cost           43,231         10,893         73,562
Deferred tax asset                       86,447         93,349        145,205
Prepayments and other current assets     39,595          8,805          8,569
                                         ------          -----          -----
Total Current Assets                    830,268        810,145      1,146,602
                                        -------        -------      ---------

Deferred Charges                         81,133         77,656         76,991
                                         ------         ------         ------

Total Assets                        $11,851,873    $11,849,574    $12,209,679
                                    ===========    ===========    ===========


See Notes to Financial Statements.

                             LONG ISLAND LIGHTING COMPANY
                                     BALANCE SHEET
                                (Thousands of Dollars)


                                      June 30       March 31      December 31
                                        1997          1997            1996
CAPITALIZATION AND LIABILITIES      (unaudited)    (unaudited)     (audited)
                                    -----------    -----------     ---------

Capitalization
Long-term debt                      $ 4,371,675    $ 4,471,675    $ 4,471,675
Unamortized discount on debt            (14,372)       (14,628)       (14,903)
                                        -------        -------        -------
                                      4,357,303      4,457,047      4,456,772
                                      ---------      ---------      ---------

Preferred stock - redemption required   638,500        638,500        638,500
Preferred stock - no redemption
  required                               63,584         63,598         63,664
                                         ------         ------         ------
Total Preferred Stock                   702,084        702,098        702,164
                                        -------        -------        -------

Common stock                            605,923        605,022        603,921
Premium on capital stock              1,134,998      1,131,576      1,127,971
Capital stock expense                   (48,588)       (48,915)       (49,330)
Retained earnings                       840,034        861,751        840,867
Treasury stock, at cost                    (902)          (385)           (60)
                                           ----           ----            ---
Total Common Shareowners' Equity      2,531,465      2,549,049      2,523,369
                                      ---------      ---------      ---------

Total Capitalization                  7,590,852      7,708,194      7,682,305
                                      ---------      ---------      ---------

Regulatory Liabilities
Regulatory liability component          158,718        178,558        198,398
1989 Settlement credits                 122,835        125,138        127,442
Regulatory tax liability                 96,771        100,377        102,887
Other                                   162,406        158,660        139,510
                                        -------        -------        -------
Total Regulatory Liabilities            540,730        562,733        568,237
                                        -------        -------        -------

Current Liabilities
Current maturities of long-term debt    101,000          1,000        251,000
Current redemption requirements
  of preferred stock                      1,050          1,050          1,050
Accounts payable and
  accrued expenses                      263,674        230,189        289,141
LRPP payable                             40,499         40,499         40,499
Accrued taxes (including federal
  income tax of $49,561, $49,262
  and $25,884)                           43,070         51,157         63,640
Accrued interest                        158,377        143,983        160,615
Dividends payable                        58,538         58,474         58,378
Class Settlement                         60,000         58,333         55,833
Customer deposits                        29,051         29,173         29,471
                                         ------         ------         ------
Total Current Liabilities               755,259        613,858        949,627
                                        -------        -------        -------

Deferred Credits
Deferred federal income tax           2,421,021      2,420,443      2,442,606
Class Settlement                         81,380         89,487         98,497
Other                                    27,705         20,889         39,447
                                         ------         ------         ------
Total Deferred Credits                2,530,106      2,530,819      2,580,550
                                      ---------      ---------      ---------

Operating Reserves
Pensions and other postretirement
  benefits                              388,830        387,048        381,996
Claims and damages                       46,096         46,922         46,964
                                         ------         ------         ------
Total Operating Reserves                434,926        433,970        428,960
                                        -------        -------        -------

Commitments and Contingencies                 -              -              -
                                        -------        -------        -------
Total Capitalization and
  Liabilities                       $11,851,873    $11,849,574    $12,209,679
                                    ===========    ===========    ===========


See Notes to Financial Statements.

                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Thousands of Dollars)

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                June 30,
                                                 1997          1996        1997        1996
                                                 ----          ----        ----        ----

Operating Activities

Net Income                                     $  45,161  $  40,524    $ 132,858  $ 122,281
Adjustments to reconcile net income to net
   cash provided by operating activities
 Provision for doubtful accounts                   3,870      3,847        8,691      8,675
 Depreciation and amortization                    38,893     37,952       77,454     75,517
 Base financial component amortization            25,243     25,243       50,485     50,485
 Rate moderation component amortization            9,198    (10,604)      15,105    (25,930)
 Regulatory liability component amortization     (22,143)   (22,143)     (44,286)   (44,286)
 Other regulatory amortization                    13,052     57,990       25,271     85,202
 Rate moderation component carrying charges       (5,981)    (6,274)     (11,901)   (12,175)
 Class Settlement                                  4,199      5,009        8,695     10,381
 Amortization of cost of issuing and
   redeeming securities                            7,934      8,682       16,021     18,168
 Federal income tax - deferred and other          10,551     21,918       43,386     63,217
 Allowance for other funds used during
   construction                                     (958)      (617)      (1,676)    (1,336)
 Gas Cost Adjustment                               2,512      6,873       (5,379)    26,063
 Other                                            23,066     15,738       47,551     31,280
Changes in operating assets and liabilities
 Accounts receivable                              54,655     60,563       23,017     56,571
 Accrued unbilled revenues                        (1,580)    (1,459)      26,743     34,313
 Materials and supplies, fuel oil and
   gas in storage                                (31,174)   (48,202)      36,068     (4,500)
 Accounts payable and accrued expenses            33,485     22,994      (25,467)    (9,003)
 Accrued taxes                                    (8,087)   (48,948)     (20,570)   (59,197)
 Class Settlement                                (10,639)   (11,219)     (21,645)   (16,585)
 Special deposits                                (30,285)    27,159      (29,650)    27,159
 Other                                           (27,288)   (18,171)     (57,522)   (30,414)
                                                 -------    -------      -------    -------
 Net Cash Provided by Operating Activities       133,684    166,855      293,249    405,886
                                                 -------    -------      -------    -------

Investing Activities

Construction and nuclear fuel expenditures       (69,219)   (62,594)    (118,634)  (106,783)
Shoreham post-settlement costs                   (11,983)   (14,307)     (24,087)   (30,105)
Other                                                221          4         (577)    (1,202)
                                                     ---          -         ----     ------
Net Cash Used in Investing Activities            (80,981)   (76,897)    (143,298)  (138,090)
                                                 -------    -------     --------   --------

Financing Activities

Proceeds from sale of common stock                 4,309      4,753        8,950      9,425
Redemption of long-term debt                           -   (415,000)    (250,000)  (415,000)
Preferred stock dividends paid                   (12,968)   (13,071)     (25,938)   (26,143)
Common stock dividends paid                      (53,844)   (53,381)    (107,593)  (106,628)
Other                                               (729)       133       (1,353)      (226)
                                                    ----        ---       ------       ----
Net Cash Used in Financing Activities            (63,232)  (476,566)    (375,934)  (538,572)
                                                 -------   --------     --------   --------
Net (decrease) in cash and cash equivalents     ($10,529) ($386,608)   ($225,983) ($270,776)
                                                ========  =========    =========  =========
Cash and cash equivalents at beginning
   of period                                   $  64,539  $ 467,285    $ 279,993  $ 351,453
Net (decrease) in cash and cash equivalents      (10,529)  (386,608)    (225,983)  (270,776)
                                                 -------   --------     --------   --------
Cash and cash equivalents at end of period     $  54,010  $  80,677    $  54,010  $  80,677
                                               =========  =========    =========  =========


See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to January 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Report on Form 10-Q for the three months ended June 30, 1997. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1997, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1997, the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the Year Ended December 31, 1996, and the Company's Joint Proxy Statement/Prospectus filed June 30, 1997.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the interim periods presented. Operating results for the interim periods are not necessarily indicative of results to be expected for an entire year, due to seasonal, operating and other factors.

On April 11, 1997 the Company changed its year end to March 31. Accordingly, the Company's financial statements have been presented on the new basis as well as its historical basis for comparative purposes.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

NOTE 2. BROOKLYN UNION/LIPA TRANSACTIONS

BROOKLYN UNION TRANSACTION

On December 29, 1996, the Company and Brooklyn Union entered into an Agreement and Plan of Exchange (Share Exchange Agreement or Brooklyn Union Transaction), pursuant to which the outstanding common stock of the companies will be exchanged for common stock of a new holding company, yet to be named. The Share Exchange Agreement, filed as an exhibit to a Form 8-K filed December 30, 1996, was amended and restated to reflect certain technical changes as of February 7, 1997 and again as of June 26, 1997.

The Brooklyn Union Transaction has been approved by both companies' boards of directors; the common stock shareholders of both companies approved the transaction at separate meetings held on August 7, 1997.

The Brooklyn Union Transaction is conditioned upon, among other things, the receipt of all required regulatory approvals. On July 17, 1997, the Federal Energy Regulatory Commission (FERC) approved the Brooklyn Union Transaction. The Company is unable to determine when, or if, all other required regulatory approvals will be obtained.

LONG ISLAND POWER AUTHORITY TRANSACTION

On June 26, 1997, LILCO and the Long Island Power Authority (LIPA) entered into definitive agreements pursuant to which, after the transfer of LILCO's gas assets, non-nuclear electric generating facility assets and certain other assets and liabilities to one or more newly-formed subsidiaries of the new holding company, LILCO's stock will be sold to LIPA for $2.4975 billion in cash. Upon completion of the LIPA transaction, it is anticipated that LIPA will own LILCO's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station, and its electric regulatory assets and liabilities, and will assume or refinance approximately $339 million in preferred stock and approximately $3.6 billion in long term debt.

As part of the LIPA Transaction, the definitive agreements contemplate that one or more subsidiaries of the newly formed holding company will enter into agreements with LIPA, pursuant to which such subsidiaries will provide management and operations services to LIPA with respect to the transmission and distribution system, sell power generated by the non-nuclear power plants to LIPA, and manage LIPA's fuel and electric purchases and any off-system electric sales. In addition, three years after the LIPA Transaction is consummated, LIPA will have the right for a one year period to acquire the non-nuclear generating assets. The purchase price for such assets would be the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

On July 16, 1997, the New York State Public Authorities Control Board unanimously approved the definitive agreements related to the LIPA Transaction subject to the following conditions: (1) within one year, LIPA must establish a plan for open access to the electric distribution system; (2) LIPA may not purchase the generating facilities, as contemplated in the generation purchase right agreement, at a price greater than book value; (3) the holding company formed in connection with the LIPA Transaction (or the Brooklyn Union Transaction) must agree to invest, over a ten year period, at least $1.3 billion in energy-related and economic development projects, and natural gas infrastructure projects on Long Island; (4) LIPA will guarantee that, over a ten year period, average electric rates will be reduced by no less than fourteen percent when measured against the Company's rates today. As part of this guarantee, no less than 2% cost savings to LIPA customers must result from the savings attributable to the Brooklyn Union transaction; and (5) LIPA will not increase average customer rates by more than 2 1/2% over a twelve month period without approval from the PSC.

In addition, the holders of common and preferred stock of the Company eligible to vote approved the LIPA Transaction at the meeting held on August 7, 1997.

RELATED FILINGS

On June 30, 1997, a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission in conjunction with the filing of a Joint Proxy Statement on the proposed transactions affecting the Company.

In July 1997, the Company, Brooklyn Union and LIPA filed requests for private letter rulings with the Internal Revenue Service regarding certain federal income tax issues which require favorable rulings in order for the LIPA Transaction to close.

NOTE 3. RATE MATTERS

In May 1997, the Company filed a petition with the PSC, seeking among other things to: 1) re-institute the gas excess earnings mechanism for the gas rate year ending November 30, 1997 whereby earnings in excess of a return on common equity of 11.0% would be allocated equally between ratepayers and shareowners, with the ratepayers' portion being applied to manufactured gas plant site remediation costs; and 2) continue a) the Rate Moderation Component (RMC) and b) the Long Island Ratemaking and Performance Plan (LRPP) ratemaking mechanisms and
c) the performance incentive programs for the electric rate year ending November 30, 1997.

NOTE 4.  CAPITALIZATION

In February  1997,  the Company  retired $250  million of General and  Refunding
Bonds at maturity. The Company satisfied this obligation with cash on hand and by utilizing interim financing of $30 million obtained through its Revolving Credit Agreement (RCA). The Company repaid this short-term RCA borrowing of $30 million in March 1997.

At the August 7, 1997 meeting the holders of common stock approved an amendment to the Company's certificate of incorporation to increase the total amount of authorized common stock to 160,000,000 common shares.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended June 30, 1997, were $32.2 million or $0.26 per common share compared with $27.5 million or $0.23 per share for the same period last year. For the six months ended June 30, 1997, earnings for common stock amounted to $106.9 million or $.88 per common share compared to $96.1 million or $.80 per common share for the same period last year.

Electric business earnings increased for the three and six month periods ended June 30, 1997, compared to the same periods last year. Factors contributing to these increases included the Company's continuing efforts to control operations and maintenance expenses and the efficient use of cash generated by operations to retire maturing debt.

Gas business earnings for the three month period ended June 30, 1997 decreased when compared to the prior year as a result of lower sales volumes. For the six month period ended June 30, 1997, earnings were equal to those of the same period last year, despite lower sales volumes resulting from warmer weather. Contributing to earnings for the six months ended June 30, 1997 were a one-time revenue enhancement relating to an Independent Power Producer (IPP) contract and lower operations and maintenance expenses.

REVENUES

Electric

The decrease in electric revenues of approximately $16.9 and $18.4 million for the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996, was primarily due to lower sales volumes resulting from milder weather experienced in the region during the three months ended June 30, 1997. The decrease in revenues resulting from these lower sales volumes, however, had no effect on earnings due to the Company's current electric rate structure which includes a revenue reconciliation mechanism that eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

Gas

The decrease in gas revenues of approximately $13.2 and $24.8 million for the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996, was primarily the result of lower fuel expense recoveries driven by lower sales volumes associated with the milder weather experienced in the Company's service territory during 1997. Variations in weather have a limited impact on revenues as the Company's gas rate structure includes a weather normalization clause which mitigates the impact on revenues of experiencing weather that is warmer or colder than normal.

FUEL AND PURCHASED POWER

Fuel and purchased power expenses for the three and six months ended June 30, 1997 and 1996 were as follows:

                                Three Months Ended          Six Months Ended
                                6/30/97    6/30/96          6/30/97  6/30/96
                                -------    -------          -------  -------
                                  (In Millions)              (In Millions)
Electric System
   Oil                          $ 18        $ 26              $ 55    $ 92
   Gas                            52          37                91      45
   Nuclear                         4           4                 8       8
   Purchased Power                75          81               160     162
                                  --          --               ---     ---
Total Electric Fuel Costs        149         148               314     307

Gas System                        43          56               180     207
                                  --          --               ---     ---
   Total                        $192        $204              $494    $514
                                ====        ====              ====    ====


Electric

For the three months ended June 30, 1997, electric fuel expense increased slightly despite lower sales volumes as oil and purchased power prices increased. This increase in electric fuel costs was mitigated as the Company was able to generate increased amounts of energy with more economical gas.

Of the Company's eleven steam generation units, nine are capable of burning natural gas, while seven are dual-fired. This provides the Company with the ability to burn the most cost efficient fuel available, consistent with seasonal environmental requirements. In an effort to maximize the Company's operating flexibility, the Company has plans to convert its two remaining oil-fired steam generating units to dual fired units within the next two years.

For the six months ended June 30, 1997, electric fuel costs were higher when compared to the same period last year, primarily as a result of a reduction in profits generated by electric off-system gas sales. Profits from such gas sales are used to offset the cost of fuel for electric generation, supporting the Company's goal of providing electric energy to customers at the lowest cost possible. Also contributing to the increase in this period were higher fuel oil and purchased power prices.

Electric Energy Available

The percentages of total electric energy available by type of fuel for electric operations for the three months ended and the six months ended June 30, 1997 and 1996 were as follows:


                   Three Months Ended              Six Months Ended
                   6/30/97    6/30/96              6/30/97  6/30/96
                   -------    -------              -------  -------

      Oil             8%         16%                 16%        29%
      Gas            43          25                  38         18
      Nuclear        11          11                  10         10
      Purchases      38          48                  36         43
                     --          --                  --         --
      Total         100%        100%                100%       100%
                    ===         ===                 ===        ===


The use of gas for electric generation increased for the three and six months ended June 30, 1997 as gas became more economical than fuel oil and purchased power. The Company also experienced lower electric off-system gas sales for the six months ended June 30, 1997, making more gas available for use in generating electricity.

Gas

Gas fuel costs for operating the gas business decreased for the three and six months ended June 30, 1997, when compared to the same period last year, due to lower gas prices coupled with a decrease in sales volumes. Also contributing to the decrease in the gas fuel costs is the operation of the Gas Cost Adjustment
(GCA) mechanism which requires the Company to increase or decrease current year fuel expense for differences between amounts collected and amounts actually spent for fuel during the previous rate year. For the three and six months ended June 30, 1997, the amount being refunded, via the GCA, is greater than that of the same three and six month periods of the prior year.

OPERATIONS AND MAINTENANCE EXPENSES

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $122.1 million for the three months ended June 30, 1997, compared to $119.9 million for the three months ended June 30, 1996. This increase is primarily due to the timing of the recognition of costs related to certain employee benefits.

For the six months ended June 30, 1997, O&M expenses amounted to $247.1 million, compared to $254.3 million for the six months ended June 30, 1996. This decrease, partially offset by the employee benefit costs noted above, is primarily attributable to the Company's cost containment programs.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's electric revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC is adjusted monthly for the operation of the Company's Fuel Moderation Component (FMC) mechanism and the difference between the Company's share of actual operating costs at Nine Mile Point 2 Nuclear Power Station (NMP2) and amounts provided for in electric rates.

For the three and six months ended June 30, 1997, the Company recorded non-cash charges to income of approximately $9.2 million and $15.1 million, respectively, as operating income generated by the Company's electric rate structure exceeded that required under a conventional ratemaking calculation. For the three and six months ended June 30, 1996, the Company recorded non-cash credits to income of approximately $10.6 million and $25.9 million, respectively, as operating income generated by the Company's electric rate structure was below that required under a conventional ratemaking calculation.

The Company continues to believe that the full amortization and recovery of the RMC balance, which at June 30, 1997, was approximately $406 million, will take place within the time frame established by the Rate Moderation Agreement (RMA), in accordance with the rate plans submitted to the PSC for the single rate year
(1997) and the three year rate period 1997 through 1999. In the event that the Long Island Power Authority (LIPA) Transaction is terminated, the Company expects that the PSC will issue an order providing for, among other things, the continuing recovery, through rates, of the RMC balance. If such an electric rate order is not obtained or does not provide for the continuing recovery of the RMC balance, the Company may be required to write-off the amount not expected to be provided for in rates. For a further discussion of the LIPA Transaction, see the Joint Proxy Statement/Prospectus filed June 30, 1997.

For a further discussion of the RMC, RMA and FMC, see the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the Year Ended December 31, 1996.

OTHER REGULATORY AMORTIZATION

For the three months ended June 30, 1997 and 1996, other regulatory amortization was a non-cash charge to income of $13.1 million and $58.0 million, respectively. For the six months ended June 30, 1997, and 1996, other regulatory amortization was a non-cash charge to income of $25.3 million and $85.2 million, respectively. These variances are primarily due to changes in the items discussed below. Such variances have no impact on earnings since they reflect the net deferral of income and expense resulting from the Company's ratemaking mechanisms.

The changes in Other Regulatory Amortizations for the three and six months ended June 30, 1997 are as follows:

                                       Three Months               Six Months
--------------------------------------------------------------------------------
                                                    (In thousands of dollars)
--------------------------------------------------------------------------------
                                         (Income)                   (Income)
                                          Expense                    Expense
--------------------------------------------------------------------------------
Net Margin                               $(28,794)                  $(36,985)
Amortization of LRPP Deferral             (15,899)                   (32,189)
Excess Earnings - Electric                 (5,586)                     5,066
Excess Earnings - Gas                       5,909                      5,313
Other                                        (568)                    (1,136)
--------------------------------------------------------------------------------
                                         $(44,938)                  $(59,931)
================================================================================

Net Margin- An electric revenue reconciliation mechanism, established under the LILCO Ratemaking and Performance Plan (LRPP), which eliminates the impact on earnings of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from differences between actual and adjudicated net margin sales levels are deferred on a monthly basis during the rate year through a charge or credit to other regulatory amortization. These deferrals are either refunded to or recovered from ratepayers as explained below under "LRPP Amortization."

For the three months ended June 30, 1997, actual and adjudicated sales levels approximated the target levels. For the three months ended June 30, 1996, the Company recorded a non-cash charge to income of $28.7 million. Actual sales levels for six months ended June 30, 1997 were lower than the adjudicated amount and the Company recorded a non-cash credit to income of $10.3 million, whereas for the six months ended June 30, 1996, actual levels were higher than the adjudicated net margin and the Company recorded a non-cash charge to income of $26.7 million.

LRPP Amortization- As established under the LRPP, deferred balances resulting from the electric business net margin, electric property tax reconciliation, earned performance incentives, and associated carrying charges are accumulated until the end of each rate year. The first $15 million of the total deferral is recovered from or credited to electric ratepayers by increasing or decreasing the RMC balance. Amounts deferred in excess of $15 million, upon approval by the PSC, are refunded to or recovered from ratepayers through the FCA mechanism over a subsequent 12-month period, with the offset being recorded in other regulatory amortization.

For the three and six months ended June 30, 1997, the Company has not refunded the deferred LRPP balance in excess of $15 million, related to the rate year ended November 30, 1995, as the PSC has yet to grant the Company permission to do so. For the three and six months ended June 30, 1996, the Company recognized $15.9 million and $32.2 million, respectively, of non-cash charges to income representing the amortization of the deferred LRPP balance for the rate year ended November 30, 1994. For a further discussion of the LRPP, see
Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the Year Ended December 31, 1996.

Excess Earnings- Also recorded in other regulatory amortization, if applicable are, non-cash charges representing: a) 100% of electric earnings generated by the Company in excess of amounts provided for in electric rates, which is returned to the electric ratepayer through a reduction to the RMC balance; and
b) 50% of the gas earnings generated by the Company in excess of amounts provided for in gas rates, which is returned to the customer in the form of a reduction in the amount due from gas ratepayers related to manufactured gas plant site (MGP) clean-up costs and certain employee benefit expenses, in accordance with PSC mandates. These excess earnings calculations are updated quarterly to reflect the Company's best estimate of amounts that it may earn in excess of a return on common equity of 11%, and as a result, non-cash charges or credits may be recorded in the period.

For the three months ended June 30, 1997, the Company recorded non-cash charges of approximately $8.7 million bringing the six month total of gas excess earnings to $10.5 million, including $1.6 million related to the 1994, 1995 and 1996 rate years that were not previously recognized. The Company recognized approximately $2.8 million of gas excess earnings for the three months ended June 30, 1996, for a six month total at June 30, 1996, of approximately $5.2 million.

For the three months ended June 30, 1997, the Company recorded a non-cash credit of approximately $5.6 million to adjust previously recorded electric excess earnings. As a result, electric excess earnings for the six months ended June
30, 1997 totaled approximately $5.0 million. The Company did not earn any electric excess earnings for either the three or six months ended June 30, 1996.

OPERATING TAXES

For the three and six months ended June 30, 1997, operating taxes decreased compared to the same periods in the prior year as a result of lower revenue.

FEDERAL INCOME TAX

For the three  months and six months  ended June 30,  1997,  federal  income tax
(FIT) expense increased as a result of an increase in pre-tax book income.

The current portion of FIT liability for the three months ended June 30, 1997 totaled $22.6 million, of which $11.1 million was Alternative Minimum Tax. The FIT liability for the six months ended June 30, 1997 totaled $46.0 million, of which $34.5 million was Alternative Minimum Tax. The increase in FIT liability over the comparable periods last year is primarily attributable to the Company's full utilization of the Alternative Minimum Tax Net Operating Loss during 1996.

OTHER INCOME AND DEDUCTIONS

Other income and deductions for the three and six months ended June 30, 1997, decreased when compared to the same periods in 1996 as a result of the Company recognizing less income associated with its fuel incentive program, due to the increased cost of electric fuel. In addition, interest income from short term investments was lower than the prior year due to lower cash balances.

INTEREST EXPENSE

Interest expense decreased for the three and six months ended June 30, 1997 when compared to the same period of 1996 as a result of lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash and cash equivalents amounted to approximately $54 million, compared to $65 million at March 31, 1997.

At June 30, 1997, March 31, 1997 and December 31, 1996, the Company's capitalization ratios were as follows:


--------------------------------------------------------------------------------
                             6/30/97      3/31/97           12/31/96
                        Amount    Percent  Amount   Percent  Amount   Percent
--------------------------------------------------------------------------------
                        (000's)      %     (000's)     %     (000's)      %
--------------------------------------------------------------------------------
Long-term debt          $4,458     58.0    $4,458    57.8    $4,708     59.3
Preferred stock            703      9.1       703     9.1       703      8.9
Common shareowners'
 equity                  2,531     32.9     2,549    33.1     2,523     31.8
--------------------------------------------------------------------------------
                        $7,692    100.0    $7,710   100.0    $7,934    100.0
================================================================================

The Company has no current plans to access the public markets for permanent financing as cash from operations should be sufficient to meet operating requirements and debt maturities through 1998. The Company however, would access the public securities market, should market conditions prove favorable, to refinance existing debt or preferred stock, subject to any restrictions contained in the agreements with Brooklyn Union or LIPA. The Company would also take advantage of any tax-exempt financing made available by the New York State Energy Research and Development Authority.

A $250 million line of credit, secured by a first lien upon the Company's accounts receivable and fuel oil inventories, is available to the Company under its Revolving Credit Agreement (RCA). The lending banks participating in the RCA have agreed to extend their commitments through October 1, 1998. In February 1997, the Company utilized $30 million in interim financing under the RCA, which was repaid in March 1997. In July 1997, the Company borrowed $40 million pursuant to the RCA, which was repaid on August 7, 1997. The Company will, in order to satisfy short-term cash requirements, continue to avail itself of such interim financing through its RCA if necessary.

LIPA Transaction

In July 1997, the Company and the Brooklyn Union Gas Company formed a limited partnership and each invested $30 million in order to purchase an interest rate swap option instrument to protect LIPA against market risk associated with the municipal bond financing contemplated by the LIPA Transaction agreements.

Upon the closing of the LIPA Transaction, each limited partner will receive from LIPA $30 million plus interest thereon, based on each partners' average weighted cost of capital. In the event that the LIPA transaction is not consummated, the maximum potential loss to the Company is the amount originally invested. In the event of a loss, the Company plans to defer the amount and petition the PSC to allow recovery from the ratepayers.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three and six months ended June 30, 1997 were as follows:

                                                      (In Millions of Dollars)
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                     June 30, 1997              June 30, 1997
--------------------------------------------------------------------------------
CAPITAL REQUIREMENTS

Construction                                $ 69                    $119
--------------------------------------------------------------------------------
Redemptions and Dividends
Long-term debt                                 -                     250
Preferred stock dividends                     13                      26
Common stock dividends                        54                     108
--------------------------------------------------------------------------------
Total Redemptions and Dividends               67                     384
--------------------------------------------------------------------------------
Shoreham post-settlement costs                12                      24
--------------------------------------------------------------------------------
Total Capital Requirements                  $148                    $527
================================================================================

CAPITAL PROVIDED

Cash generation from operations               $134                  $293
Decrease in cash balances                       11                   226
Common stock issued                              4                     9
Other investing and financing
  activities                                    (1)                   (1)
--------------------------------------------------------------------------------
Total Capital Provided                        $148                  $527
================================================================================
For further information, see the Statement of Cash Flows.

Rate Matters

For a discussion of Rate Matters see, Note 3 of Notes to Financial Statements.

ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share (EPS). SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement March 31, 1998. The adoption of SFAS 128 is not expected to have any impact on the Company's EPS calculations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. In this respect, the words "estimate,"

"project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the proposed transactions with Brooklyn Union and Long Island Power Authority, state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein, in the Company's Annual Report on Form 10-K/A, filed June 30, 1997, for the Year Ended December 31, 1996 or in other reports filed by the Company with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None

ITEM 2.     CHANGES IN SECURITIES

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Meeting of Shareholders was held on August 7, 1997 (Annual Meeting). The persons named below were elected as Directors by holders of the Company's Common Stock, voting cumulatively, casting votes in favor or withholding votes as indicated:

                                           IN FAVOR               WITHHELD
                                           --------               --------

      William J. Catacosinos              104,373,735             2,004,424

      John H. Talmage                     104,564,755             1,813,404

      Basil A. Paterson                   104,436,584             1,888,575

      George Bugliarello                  104,436,584             1,941,575

      George J. Sideris                   104,536,484             1,814,675

      A. James Barnes                     104,606,012             1,772,147

      Richard L. Schmalensee              104,567,530             1,810,629

      Renso L. Caporali                   104,564,969             1,813,190

      Peter O. Crisp                      104,474,835             1,903,324

      Katherine D. Ortega                 104,571,459             1,806,700

      Vicki L. Fuller                     104,601,593             1,776,566

      James T. Flynn                      104,573,020             1,805,139


The voting results of the other items that were approved by shareholders at the Annual Meeting are as follows:

      1. Adoption of the Amended and Restated Agreement and Plan of Exchange and Merger, dated as of June 26, 1997, between the Brooklyn Union Gas Company and the Long Island Lighting Company.

                                                                          BROKER
                          FOR         AGAINST            ABSTAIN       NON-VOTES
                          ---         -------            -------       ---------

Common Shares         92,515,320    1,093,241           744,289       11,755,305


      2. Adoption of the Agreement and Plan of Merger, dated as of June 26, 1997, between the Long Island Power Authority, LIPA Acquisition Corp., and Long Island Lighting Company.

                                                                         BROKER
                          FOR       AGAINST         ABSTAIN           NON-VOTES
                          ---       -------         -------           ---------

Common Shares        92,107,780    1,414,065        830,801          11,755,509

Preferred Shares:

Series CC, par $100     448,296            0              0      Not Applicable
Series AA, par $ 25   2,759,463       16,456         14,982      Not Applicable
Series GG, par $ 25     169,048          150             50      Not Applicable
Series UU, par $ 25     452,677          220             75      Not Applicable
Series QQ, par $ 25     710,530          646         22,130      Not Applicable


      3. Ratification of the appointment of Ernst & Young LLP as independent auditors for the period January 1, 1997 to March 31, 1998.

                                                                        BROKER
                           FOR          AGAINST        ABSTAIN       NON-VOTES
                           ---          -------        -------       ---------

Common Shares         104,526,680       516,040      1,065,435    Not Applicable



      4.    Approval of the LILCO Annual Stock Incentive Plan.

                                                                      BROKER
                           FOR          AGAINST        ABSTAIN     NON-VOTES
                           ---          -------        -------     ---------

Common Shares           97,030,196     6,396,441      2,681,516   Not Applicable


      5.    Approval of the LILCO Employee Stock Purchase Plan.

                           FOR          AGAINST        ABSTAIN
                           ---          -------        -------

Common Shares          100,056,842     3,738,119      2,307,194

      6. Approval of an amendment to the Company's certificate of incorporation to increase the total number of authorized shares of of common stock.


                          FOR              AGAINST        ABSTAIN
                          ---              -------        -------

Common Shares         96,256,646          4,864,511      1,977,998


ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBIT 10

      (1)   Executive  Employment  Agreement by and between the Company and Jane
            E. Fernandez dated as of November 21, 1994 which agreement is substantially the same as Executive Employment Agreement by and between the Company and certain officers dated as of November 21, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994).

      (2) Indemnification Agreement by and between the Company and Jane E. Fernandez dated as of September 19, 1994 which agreement is substantially the same as Indemnification Agreement by and between the Company and certain officers dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994).

      (3)   Executive Employment Agreement by and between the Company and Howard
            A. Kosel dated as of April 1, 1997, which agreement is substantially the same as Executive Employment Agreement by and between the Company and certain officers dated as of November 21, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994).

      (4) Indemnification Agreement by and between the Company and Howard A. Kosel dated as of April 1, 1997, which agreement is substantially the same as Indemnification Agreement by and between the Company and certain officers dated as of February 23, 1994 (filed as an Exhibit to the Company's Form 10-K for the Year Ended December 31, 1994).

      *(5) Amendment by and between the Company and William J. Catacosinos dated as of December 29, 1996, which amends the Executive Employment Agreement by and between the Company and William J.

            Catacosinos dated as of January 30, 1984, as amended.

      EXHIBIT 27

      *(1) Financial Data Schedule UT for the three-month period ended June 30, 1997.

      b.    Reports on Form 8-K

      (1) In its current report on Form 8-K dated April 11, 1997, the Company reported that it changed its fiscal year-end to March 31.

      (2) In its current report on Form 8-K dated June 26, 1997, the Company reported that the Company, BL Holding Corp., Long Island Power Authority and LIPA Acquisition Corp. executed an Agreement and Plan of Merger dated as of June 26, 1997.

















----------------------
* Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LONG ISLAND LIGHTING COMPANY
                                                  (Registrant)


                                          By  /s/ ANTHONY NOZZOLILLO
                                              ----------------------
                                                 ANTHONY NOZZOLILLO
                                            Senior Vice President and
                                            Principal Financial Officer


Dated:  August 14, 1997