Form 10-Q
period 1997-09-30
LONG ISLAND LIGHTING CO
filed 1997-11-14
CIK 60251

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           YES [X]          NO [ ]


THE TOTAL NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $5 PAR VALUE, OUTSTANDING ON SEPTEMBER 30, 1997, WAS 121,355,976.

                          LONG ISLAND LIGHTING COMPANY






                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                   STATEMENT OF INCOME                                   3

                   BALANCE SHEET                                         6

                   STATEMENT OF CASH FLOWS                               8

                   NOTES TO FINANCIAL STATEMENTS                         9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                 12


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         22

     ITEM 2.  CHANGES IN SECURITIES                                     22

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                       22

     ITEM 5.  OTHER INFORMATION                                         22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22

     SIGNATURE                                                          23

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                     ---------------------------
                                                           1997           1996
                                                     ---------------------------
REVENUES
Electric                                                $790,331       $780,158
Gas                                                       62,078         69,617
                                                     ------------  -------------
Total Revenues                                           852,409        849,775
                                                     ------------  -------------

EXPENSES
Operations - fuel and purchased power                    206,666        203,305
Operations - other                                        87,502         98,547
Maintenance                                               26,885         27,173
Depreciation and amortization                             39,268         38,305
Base financial component amortization                     25,243         25,243
Rate moderation component amortization                     9,126         (7,992)
Regulatory liability component amortization              (22,143)       (22,143)
Other regulatory amortization                             28,559         49,301
Operating taxes                                          122,337        121,550
Federal income tax - current                              21,103          8,292
Federal income tax - deferred and other                   65,251         72,792
                                                     ------------  -------------
Total Expenses                                           609,797        614,373
                                                     ------------  -------------
OPERATING INCOME                                         242,612        235,402
                                                     ------------  -------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                 5,933          6,513
Class Settlement                                          (4,167)        (4,930)
Other income and deductions, net                             727            372
Allowance for other funds used during construction           964            798
Federal income tax - current                                (946)             -
Federal income tax - deferred and other                     (250)           856
                                                     ------------  -------------
Total Other Income and (Deductions)                        2,261          3,609
                                                     ------------  -------------
INCOME BEFORE INTEREST CHARGES                           244,873        239,011
                                                     ------------  -------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                87,746         92,892
Other interest                                            13,995         17,098
Allowance for borrowed funds used during construction     (1,252)        (1,002)
                                                     ------------  -------------
Total Interest Charges and (Credits)                     100,489        108,988
                                                     ------------  -------------

NET INCOME                                               144,384        130,023
Preferred stock dividend requirements                     12,948         13,051
                                                     ------------  -------------
EARNINGS FOR COMMON STOCK                               $131,436       $116,972
                                                     ============  =============
AVERAGE COMMON SHARES OUTSTANDING (000)                  121,341        120,493
EARNINGS PER COMMON SHARE                                  $1.09          $0.97

DIVIDENDS DECLARED PER COMMON SHARE                       $0.445         $0.445

SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30
                                                     ---------------------------
                                                           1997           1996
                                                     ---------------------------
REVENUES
Electric                                             $1,350,417     $1,357,121
Gas                                                     166,480        187,256
                                                     ------------  -------------
Total Revenues                                        1,516,897      1,544,377
                                                     ------------  -------------

EXPENSES
Operations - fuel and purchased power                   398,443        407,196
Operations - other                                      181,808        188,526
Maintenance                                              54,667         57,124
Depreciation and amortization                            78,162         76,257
Base financial component amortization                    50,485         50,485
Rate moderation component amortization                   18,324        (18,596)
Regulatory liability component amortization             (44,286)       (44,286)
Other regulatory amortization                            41,611        107,291
Operating taxes                                         231,660        232,845
Federal income tax - current                             43,718         18,454
Federal income tax - deferred and other                  75,614         92,611
                                                     ------------  -------------
Total Expenses                                        1,130,206      1,167,907
                                                     ------------  -------------
OPERATING INCOME                                        386,691        376,470
                                                     ------------  -------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges               11,914         12,788
Class Settlement                                         (8,366)        (9,939)
Other income and deductions, net                          3,097         10,558
Allowance for other funds used during construction        1,923          1,415
Federal income tax - current                             (1,647)             -
Federal income tax - deferred and other                    (438)        (1,243)
                                                     ------------  -------------
Total Other Income and (Deductions)                       6,483         13,579
                                                     ------------  -------------
INCOME BEFORE INTEREST CHARGES                          393,174        390,049
                                                     ------------  -------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                              175,662        188,917
Other interest                                           30,269         32,398
Allowance for borrowed funds used during construction    (2,303)        (1,818)
                                                     ------------  -------------
Total Interest Charges and (Credits)                    203,628        219,497
                                                     ------------  -------------

NET INCOME                                              189,546        170,552
Preferred stock dividend requirements                    25,917         26,122
                                                     ------------  -------------
EARNINGS FOR COMMON STOCK                              $163,629       $144,430
                                                     ============  =============
AVERAGE COMMON SHARES OUTSTANDING (000)                 121,244        120,357
EARNINGS PER COMMON SHARE                                 $1.35          $1.20

DIVIDENDS DECLARED PER COMMON SHARE                       $0.89          $0.89

SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                      --------------------------
                                                            1997           1996
                                                      --------------------------
REVENUES
Electric                                              $1,908,207     $1,916,389
Gas                                                      459,871        492,203
                                                      -----------  -------------
Total Revenues                                         2,368,078      2,408,592
                                                      -----------  -------------

EXPENSES
Operations - fuel and purchased power                    700,309        717,465
Operations - other                                       277,481        292,395
Maintenance                                               84,008         87,612
Depreciation and amortization                            116,722        113,822
Base financial component amortization                     75,728         75,728
Rate moderation component amortization                    24,231        (33,922)
Regulatory liability component amortization              (66,429)       (66,429)
Other regulatory amortization                             53,830        134,503
Operating taxes                                          349,174        352,873
Federal income tax - current                              67,096         31,292
Federal income tax - deferred and other                  109,237        136,361
                                                      -----------  -------------
Total Expenses                                         1,791,387      1,841,700
                                                      -----------  -------------
OPERATING INCOME                                         576,691        566,892
                                                      -----------  -------------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                17,834         18,688
Class Settlement                                         (12,862)       (15,311)
Other income and deductions, net                           3,742         16,478
Allowance for other funds used during construction         2,640          2,134
Federal income tax - current                              (1,647)             -
Federal income tax - deferred and other                      350          1,208
                                                      -----------  -------------
Total Other Income and (Deductions)                       10,057         23,197
                                                      -----------  -------------
INCOME BEFORE INTEREST CHARGES                           586,748        590,089
                                                      -----------  -------------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                               265,830        291,174
Other interest                                            46,928         49,370
Allowance for borrowed funds used during construction     (3,252)        (2,759)
                                                      -----------  -------------
Total Interest Charges and (Credits)                     309,506        337,785
                                                      -----------  -------------

NET INCOME                                               277,242        252,304
Preferred stock dividend requirements                     38,885         39,194
                                                      -----------  -------------
EARNINGS FOR COMMON STOCK                               $238,357       $213,110
                                                      ===========  =============
AVERAGE COMMON SHARES OUTSTANDING (000)                  121,158        120,219
EARNINGS PER COMMON SHARE                                  $1.97          $1.77

DIVIDENDS DECLARED PER COMMON SHARE                       $1.335         $1.335

SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                     SEPTEMBER 30      MARCH 31        DECEMBER 31
                                                         1997            1997             1996
ASSETS                                                (UNAUDITED)     (UNAUDITED)       (AUDITED)
                                                    --------------  --------------   --------------
UTILITY PLANT
Electric                                                $3,969,609      $3,900,264       $3,882,297
Gas                                                      1,192,451       1,171,183        1,154,543
Common                                                     268,467         263,267          260,268
Construction work in progress                              119,520         108,850          112,184
Nuclear fuel in process and in reactor                      15,529          15,503           15,454
                                                     --------------  --------------   --------------
                                                         5,565,576       5,459,067        5,424,746
                                                     --------------  --------------   --------------
Less - Accumulated depreciation and
  amortization                                           1,823,933       1,759,110        1,729,576
                                                     --------------  --------------   --------------
Total Net Utility Plant                                  3,741,643       3,699,957        3,695,170
                                                     --------------  --------------   --------------


REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $833,010, $782,525 and $757,282)       3,205,820       3,256,305        3,281,548
Rate moderation component                                  402,815         409,512          402,213
Shoreham post-settlement costs                           1,004,104         996,270          991,795
Shoreham nuclear fuel                                       67,518          68,581           69,113
Unamortized cost of issuing securities                     173,625         187,309          194,151
Postretirement benefits other than pensions                350,485         357,668          360,842
Regulatory tax asset                                     1,754,413       1,767,164        1,772,778
Other                                                      190,362         200,137          199,879
                                                     --------------  --------------   --------------
Total Regulatory Assets                                  7,149,142       7,242,946        7,272,319
                                                     --------------  --------------   --------------

                                                     --------------  --------------   --------------
NONUTILITY PROPERTY AND OTHER INVESTMENTS                   50,584          18,870           18,597
                                                     --------------  --------------   --------------

CURRENT ASSETS
Cash and cash equivalents                                  121,485          64,539          279,993
Special deposits                                            66,949          37,631           38,266
Customer accounts receivable (less allowance for
 doubtful accounts of $24,350, $23,675 and $25,000         315,392         305,436          255,801
Other accounts receivable                                   44,769          42,946           65,764
Accrued unbilled revenues                                  118,926         141,389          169,712
Materials and supplies at average cost                      53,219          55,454           55,789
Fuel oil at average cost                                    37,171          49,703           53,941
Gas in storage at average cost                              81,250          10,893           73,562
Deferred tax asset                                          25,176          93,349          145,205
Prepayments and other current assets                        12,074           8,805            8,569
                                                     --------------  --------------   --------------
Total Current Assets                                       876,411         810,145        1,146,602
                                                     --------------  --------------   --------------

                                                     --------------  --------------   --------------
DEFERRED CHARGES                                            80,212          77,656           76,991
                                                     --------------  --------------   --------------
TOTAL ASSETS                                           $11,897,992     $11,849,574      $12,209,679
                                                     ==============  ==============   ==============


SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                    SEPTEMBER 30        MARCH 31         DECEMBER 31
                                                        1997              1997              1996
CAPITALIZATION AND LIABILITIES                       (UNAUDITED)       (UNAUDITED)        (AUDITED)
                                                    --------------    --------------    --------------
CAPITALIZATION
Long-term debt                                         $4,371,675        $4,471,675        $4,471,675
Unamortized discount on debt                              (14,117)          (14,628)          (14,903)
                                                      ------------    --------------    --------------
                                                        4,357,558         4,457,047         4,456,772
                                                      ------------    --------------    --------------

Preferred stock - redemption required                     637,450           638,500           638,500
Preferred stock - no redemption required                   63,565            63,598            63,664
                                                      ------------    --------------    --------------
Total Preferred Stock                                     701,015           702,098           702,164
                                                      ------------    --------------    --------------

Common stock                                              606,973           605,022           603,921
Premium on capital stock                                1,138,693         1,131,576         1,127,971
Capital stock expense                                     (48,189)          (48,915)          (49,330)
Retained earnings                                         917,477           861,751           840,867
Treasury stock, at cost                                      (902)             (385)              (60)
                                                      ------------    --------------    --------------
Total Common Shareowners' Equity                        2,614,052         2,549,049         2,523,369
                                                      ------------    --------------    --------------

                                                      ------------    --------------    --------------
Total Capitalization                                    7,672,625         7,708,194         7,682,305
                                                      ------------    --------------    --------------

REGULATORY LIABILITIES
Regulatory liability component                            138,879           178,558           198,398
1989 Settlement credits                                   120,532           125,138           127,442
Regulatory tax liability                                   93,891           100,377           102,887
Other                                                     173,039           158,660           139,510
                                                      ------------    --------------    --------------
Total Regulatory Liabilities                              526,341           562,733           568,237
                                                      ------------    --------------    --------------

CURRENT LIABILITIES
Current maturities of long-term debt                      101,000             1,000           251,000
Current redemption requirements of preferred stock          1,050             1,050             1,050
Accounts payable and accrued expenses                     242,883           230,189           289,141
LRPP payable                                               40,499            40,499            40,499
Accrued taxes (including federal income tax
  of $44,960, $49,262 and $25,884)                         57,140            51,157            63,640
Accrued interest                                          147,305           143,983           160,615
Dividends payable                                          58,600            58,474            58,378
Class Settlement                                           60,000            58,333            55,833
Customer deposits                                          29,045            29,173            29,471
                                                      ------------    --------------    --------------
Total Current Liabilities                                 737,522           613,858           949,627
                                                      ------------    --------------    --------------

DEFERRED CREDITS
Deferred federal income tax                             2,422,020         2,420,443         2,442,606
Class Settlement                                           65,730            89,487            98,497
Other                                                      35,141            20,889            39,447
                                                      ------------    --------------    --------------
Total Deferred Credits                                  2,522,891         2,530,819         2,580,550
                                                      ------------    --------------    --------------

OPERATING RESERVES
Pensions and other postretirement benefits                392,700           387,048           381,996
Claims and damages                                         45,913            46,922            46,964
                                                      ------------    --------------    --------------
Total Operating Reserves                                  438,613           433,970           428,960
                                                      ------------    --------------    --------------

COMMITMENTS AND CONTINGENCIES                                   -                 -                 -
                                                      ------------    --------------    --------------


TOTAL CAPITALIZATION AND LIABILITIES                  $11,897,992       $11,849,574       $12,209,679
                                                      ============    ==============    ==============


SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,            SEPTEMBER 30,
                                                             1997        1996         1997        1996          1997        1996
                                                          ----------- -----------   ----------  ----------   ----------- -----------
OPERATING ACTIVITIES
Net Income                                                  $144,384    $130,023     $189,546    $170,552      $277,242    $252,304
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                              4,984       9,974        8,854      13,821        13,675      18,649
  Depreciation and amortization                               39,268      38,305       78,162      76,257       116,722     113,822
  Base financial component amortization                       25,243      25,243       50,485      50,485        75,728      75,728
  Rate moderation component amortization                       9,126      (7,992)      18,324     (18,596)       24,231     (33,922)
  Regulatory liability component amortization                (22,143)    (22,143)     (44,286)    (44,286)      (66,429)    (66,429)
  Other regulatory amortization                               28,559      49,301       41,611     107,291        53,830     134,503
  Rate moderation component carrying charges                  (5,933)     (6,513)     (11,914)    (12,788)      (17,834)    (18,688)
  Class Settlement                                             4,167       4,930        8,366       9,939        12,862      15,311
  Amortization of cost of issuing and redeeming securities     7,014       8,280       14,948      16,962        23,035      26,448
  Federal income tax - deferred and other                     65,428      71,936       76,052      93,854       108,887     135,153
  Allowance for other funds used during construction            (964)       (798)      (1,923)     (1,415)       (2,640)     (2,134)
  Pensions and Other Post Retirement Benefits                 11,872       3,246       13,265      10,604        26,761      10,735
  Gas Cost Adjustment                                         (4,007)     (9,094)      (1,495)     (2,221)       (9,386)     16,969
  Other                                                       25,796      20,976       47,396      29,356        58,387      44,767
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                        (73,038)    (35,684)     (18,383)     24,879       (50,021)     20,887
  Accrued unbilled revenues                                   24,043       4,347       22,463       2,888        50,786      38,660
  Materials and supplies, fuel oil and gas in storage        (24,416)    (32,402)     (55,590)    (80,604)       11,652     (36,902)
  Accounts payable and accrued expenses                      (20,790)    (23,409)      12,695        (415)      (46,257)    (32,412)
  Accrued taxes                                               14,070      32,067        5,983     (16,881)       (6,500)    (27,130)
  Accrued interest                                           (11,072)    (13,971)       3,322     (10,045)      (13,310)    (16,014)
  Class Settlement                                           (19,817)    (14,910)     (30,456)    (26,129)      (41,462)    (31,495)
  Special deposits                                               967         351      (28,683)     27,510       (28,683)     27,510
  Other                                                       (3,277)      4,319      (45,595)    (17,781)      (58,562)    (24,052)
                                                          ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Provided by Operating Activities                    219,464     236,382      353,147     403,237       512,714     642,268
                                                          ----------- -----------   ----------  ----------   ----------- -----------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures                   (49,207)    (69,769)    (117,468)   (132,363)     (167,843)   (176,552)
Shoreham post-settlement costs                                (8,954)    (10,439)     (20,936)    (24,746)      (33,040)    (40,544)
Investment in subsidiary                                     (30,000)          -      (30,000)          -       (30,000)          -
Other                                                           (556)       (910)      (1,293)       (906)       (1,133)     (2,112)
                                                          ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Used in Investing Activities                        (88,717)    (81,118)    (169,697)   (158,015)     (232,016)   (219,208)
                                                          ----------- -----------   ----------  ----------   ----------- -----------

FINANCING ACTIVITIES

Proceeds from sale of common stock                             4,724       4,658        9,034       9,411        13,674      14,083
Redemption of long-term debt                                       -           -            -    (415,000)     (250,000)   (415,000)
Redemption of preferred stock                                 (1,050)     (1,050)      (1,050)     (1,050)       (1,050)     (1,050)
Preferred stock dividends paid                               (12,968)    (13,072)     (25,937)    (26,143)      (38,906)    (39,215)
Common stock dividends paid                                  (53,910)    (53,499)    (107,754)   (106,880)     (161,503)   (160,127)
Other                                                            (68)        (87)        (797)         46        (1,421)       (313)
                                                         ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Used in Financing Activities                        (63,272)    (63,050)    (126,504)   (539,616)     (439,206)   (601,622)
                                                          ----------- -----------   ----------  ----------   ----------- -----------
Net Increase (Decrease) in Cash and Cash Equivalents         $67,475     $92,214      $56,946   ($294,394)    ($158,508)  ($178,562)
                                                          =========== ===========   ==========  ==========   =========== ===========
Cash and cash equivalents at beginning of period             $54,010     $80,677      $64,539    $467,285      $279,993    $351,453
Net increase (decrease) in cash and cash equivalents          67,475      92,214       56,946    (294,394)     (158,508)   (178,562)
                                                          =========== ===========   ==========  ==========   =========== ===========
Cash and Cash Equivalents at end of period                  $121,485    $172,891     $121,485    $172,891      $121,485    $172,891
                                                          =========== ===========   ==========  ==========   =========== ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to January 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Report on Form 10-Q for the three months ended September 30, 1997. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of
Operations for the three, six and nine months ended September 30, 1997, the Company's Transition Report for the three months ended March 31, 1997 and Quarterly Report on Form 10-Q for the three months ended June 30, 1997 and the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996, and the Company's Joint Proxy Statement/Prospectus filed June 30, 1997.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the three month period presented. Operating results for the three month period are not necessarily indicative of results to be expected for an entire year due to seasonal, operating and other factors.

On April 11, 1997, the Company changed its year-end to March 31. Accordingly, the Company's financial statements have been presented on the new basis, as well as its historical basis for comparative purposes.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

NOTE 2. BROOKLYN UNION/LONG ISLAND POWER AUTHORITY PROPOSED TRANSACTION

BROOKLYN UNION TRANSACTION

Effective September 29, 1997, The Brooklyn Union Gas Company (Brooklyn Union) reorganized into a holding company structure, with KeySpan Energy Corporation (KeySpan) becoming its parent holding company. As contemplated in the Amended and Restated Agreement and Plan of Exchange and Merger, dated as of June 26, 1997, by and between the Company and Brooklyn Union (Share Exchange Agreement), the parties entered into an Amendment, Assignment and Assumption Agreement, dated as of September 29, 1997, which, among other things, amended the Share Exchange Agreement and related stock option agreements to reflect the assignment by Brooklyn Union to KeySpan and the assumption by KeySpan of all Brooklyn Union's rights and obligations under such agreements.

LONG ISLAND POWER AUTHORITY TRANSACTION

In July 1997, the Company filed an application with the Federal Energy Regulatory Commission (FERC) seeking approval of the transfer of the Company's electric transmission and distribution system to the Long Island Power Authority
(LIPA) in connection with LIPA's purchase of the stock of the Company. The Company's application explained how the proposed LIPA transaction meets the three major concerns of the FERC which are that the transfer must have no adverse effect on rates, competition and regulation.

On October 1, 1997, the Company filed with the FERC its proposed rates for the sale of capacity and energy to LIPA as contemplated in the LIPA transaction agreements. The Company proposed a rate that is to be frozen for five years with the exception that certain rate components, such as property taxes, could be adjusted for experienced changes. The filing also contemplates that either party may seek to adjust the allowed return on common equity if long-term interest rates vary from present rates by 200 basis points or more. On November 4, 1997, LIPA, the Public Service Commission (PSC) and an organization known as the "Consumers and Potential Competitors of LILCO and LIPA" filed motions to intervene and protest the Company's filing. LIPA's motion requests (i) summary rejection of the Company's filing, and, in the alternative, summary disposition in LIPA's favor on particular issues; or (ii) that FERC set evidentiary hearings on the Company's proposed rates to be charged to LIPA, subject to refund. The PSC's motion questions several of the cost projections contained in the Company's filing and requests the opportunity to explore these and any other issues that may affect the Company's ratepayers. The Consumers and Potential Competitors allege that the Company's proposal would diminish potential competition on Long Island and result in excessive rates.

The Company is unable to determine the outcome of the proceedings discussed above or when or if the approval of the FERC will be obtained in such proceedings.

In July 1997, the Company and the Brooklyn Union Gas Company formed a limited partnership and each invested $30 million in order to purchase an interest rate swap option instrument to protect LIPA against market risk associated with the municipal bond financing contemplated by the LIPA transaction agreements. Upon the closing of the LIPA transaction, each limited partner will receive from LIPA $30 million plus interest thereon, based on each partners' average weighted cost of capital. In the event that the LIPA transaction is not consummated, the maximum potential loss to the Company is the amount originally invested plus the interest accrued thereon. In the event of a loss, the Company plans to defer such amount and petition the PSC to allow recovery of such loss from electric ratepayers.

NOTE 3. RATE MATTERS

In May 1997, the Company filed a petition with the PSC, seeking among other things, to: (a) re-institute the gas excess earnings mechanism for the gas rate year ending November 30, 1997 whereby earnings in excess of a return on common equity of 11.0% would be allocated equally between ratepayers and shareowners, with the ratepayers' share of these earnings credited to the costs associated with manufactured gas plant site investigation and remediation; and (b) continue
I) the Rate Moderation Component (RMC); II) the Long Island Ratemaking and Performance Plan (LRPP) mechanisms (as discussed in the Company's Annual Report on Form 10-K/A, filed June 30, 1997 for the year ended December 31, 1996); and
III) the performance incentive programs for the electric rate year ending November 30, 1997. As of the date of this report, the PSC has not rendered a decision with respect to this filing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EARNINGS

Earnings for common stock for the three months ended September 30, 1997 were $131.4 million or $1.09 per common share compared with $117.0 million or $0.97 per common share for the same period in 1996.

Earnings for common stock for the six months ended September 30, 1997, were $163.6 million or $1.35 per common share compared with $144.4 million or $1.20 per common share for the same period in 1996.

Earnings for common stock for the nine months ended September 30, 1997 were $238.4 million or $1.97 per common share compared with $213.1 million or $1.77 per common share for the same period in 1996.

Electric business earnings increased for the three, six and nine month periods ended September 30, 1997, when compared to the same periods last year. Factors contributing to these increases included the Company's continuing efforts to control operations and maintenance expenses and the efficient use of cash generated by operations to retire maturing debt.

Gas business earnings increased for the three month period ended September 30, 1997, when compared to the same period last year, primarily as a result of lower operations and maintenance expenses. For the six month period ended September 30, 1997, earnings for the gas business were comparable to the same period last year. Gas business earnings also increased for the nine month period ended September 30, 1997, when compared to the same period last year, as a result of a one-time revenue enhancement (recorded in March 1997) relating to an Independent Power Production (IPP) contract and lower operation and maintenance expenses.

REVENUES

Electric

The increase in electric revenues of approximately $10.2 million for the three months ended September 30, 1997, when compared to the same period in 1996, was due to higher sales volumes resulting from warmer weather experienced in the region during July 1997. The decrease in electric revenues of approximately $6.7 million and $8.2 million for the six and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996, was due to lower sales volumes resulting from the milder weather experienced in the region relative to the same periods last year. The decrease for the nine months ended September 30, 1997 was mitigated by the increased sales volumes experienced during July 1997, as noted above. The increase or decrease in revenues resulting from these variations in sales volumes, however, had no effect on earnings due to the Company's current electric rate structure which includes a revenue reconciliation mechanism that eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

Gas

The decrease in gas revenues of approximately $7.5 million, $20.8 million and $32.3 million for the three, six and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996, was primarily the result of lower fuel expense recoveries driven by lower sales volumes in the Company's service territory during 1997. Variations in weather have a limited impact on net revenues (revenues net of fuel expenses), however, as the Company's gas rate structure includes a weather normalization mechanism which mitigates the impact on net revenues of experiencing weather that is warmer or colder than normal.

FUEL AND PURCHASED POWER

Fuel and purchased power expenses for the three, six and nine months ended September 30, 1997 and 1996 were as follows:


                Three Months Ended      Six Months Ended      Nine Months Ended
                  9/30/97  9/30/96      9/30/97  9/30/96       9/30/97  9/30/96
                   (In Millions)          (In Millions)          (In Millions)
                   -------------          -------------          -------------
ELECTRIC SYSTEM
 Oil              $ 32       $ 35        $ 50       $ 61        $ 87      $127
 Gas                67         50         119         87         157        94
 Nuclear             4          4           7          8          11        12
 Purchases          78         85         153        166         239       248
                    --         --         ---        ---         ---       ---
Total
  Electric         181        174         329        322         494       481

GAS SYSTEM          26         29          69         85         206       236
                  ----       ----        ----       ----        ----      ----
Total             $207       $203        $398       $407        $700      $717
                  ====       ====        ====       ====        ====      ====


Electric

For the three, six and nine month periods ended September 30, 1997, electric fuel costs increased, when compared to the same periods in 1996. The increase for the three month period ended September 30, 1997, is primarily the result of higher sales volumes coupled with higher fuel oil and purchased power prices. This increase in electric fuel costs was mitigated, however, as the Company was able to reduce purchases and oil fired generation by increasing production with more economical gas as a result of the completion in May 1997 of the conversion of an oil fired steam generating unit at Port Jefferson to dual-fuel capability.

For the six and nine months ended September 30, 1997, electric fuel costs were higher, when compared to the same periods in 1996, despite lower sales volumes, as a result of higher fuel oil and purchased power prices. In addition, the increase for the nine months ended September 30, 1997, when compared to the same period in the prior year was exaggerated by the absence of profits generated by the sale of electric business unit gas supplies to non-traditional customers (off-system sales). Off-system gas sales decreased when compared to the same period last year as a result of low demand for gas brought about by the mild winter weather. Profits from such gas sales are used to offset the cost of fuel for electric generation, supporting the Company's goal of providing electric energy to customers at the lowest cost possible.

Of the Company's 11 steam generation units, nine burn natural gas; seven of which can also burn oil. This dual-fuel capability provides the Company with the ability to burn the most cost efficient fuel available, consistent with seasonal environmental requirements. In an effort to maximize the Company's operating flexibility, the Company is in the process of adding natural gas firing capability to one of its two remaining oil only steam generating units. Completion is scheduled for the spring of 1998.

Electric Energy Available

The percentages of total electric energy available by type of fuel for electric operations for the three, six and nine months ended September 30, 1997 and 1996 were as follows:


            Three Months Ended      Six Months Ended      Nine Months Ended
            9/30/97    9/30/96      9/30/97  9/30/96      9/30/97   9/30/96
            -------    -------      -------  -------      -------   -------
Oil           16%        18%         14%       17%          16%       25%
Gas           47         33          46        31           41        23
Nuclear        8          9           8        10            9        10
Purchases     29         40          32        42           34        42
             ----       ----        ----      ----         ----      ---
Total        100%       100%        100%      100%         100%      100%
             ====       ====        ====      ====         ====      ====

The use of gas for electric generation increased for the three, six and nine months ended September 30, 1997, as gas was more economical than fuel oil and purchased power.

Gas

For the three months ended September 30, 1997, gas fuel costs decreased for operating the gas business, when compared to the same period in 1996, as a result of a decrease in sales volumes partially offset by an increase in average gas prices. For the six and nine months ended September 30, 1997, gas fuel costs were also lower than the prior year as a result of a decrease in sales volumes and lower average gas prices. Also contributing to the decrease in the gas fuel costs is the operation of the Gas Cost Adjustment (GCA) mechanism which requires the Company to increase or decrease the current year fuel expenses for differences between amounts collected in rates and amounts actually spent for fuel during the previous year. For the three, six and nine months ended September 30, 1997, the amounts being refunded, via the GCA, were greater than that for the same periods in 1996.

OPERATIONS AND MAINTENANCE EXPENSES

For the three, six and nine months ended September 30, 1997, operations and maintenance (O&M) expenses, excluding fuel and purchased power, decreased by $11.3 million, $9.2 million and $18.5 million, respectively, when compared to the same periods in 1996. These decreases are primarily attributable to the Company's cost containment programs.

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

For the three, six and nine months ended September 30, 1997, the Company recorded non-cash charges to income of approximately $9.1 million, $18.3 million and $24.2 million, respectively, as operating income generated by the Company's electric rate structure exceeded that required under a conventional ratemaking calculation. For the three, six and nine months ended September 30, 1996, the Company recorded non-cash credits to income of approximately $8.0 million, $18.6 million and $33.9 million, respectively, as operating income generated by the Company's electric rate structure was below that required under a conventional ratemaking calculation.

The Company continues to believe that the full amortization and recovery of the RMC balance, which at September 30, 1997 was approximately $403 million, will take place within the time frame established by the Rate Moderation Agreement (RMA), in accordance with the rate plans submitted to the Public Service Commission (PSC) for the single rate year 1997 and the three year rate period 1997 through 1999. In the event that the Long Island Power Authority (LIPA) transaction is terminated, the Company expects that the PSC will issue an order providing for, among other things, the continuing recovery, through rates, of the RMC balance, one of the Shoreham-related regulatory assets. If such an electric rate order is not obtained or does not provide for the continuing recovery of the RMC balance, the Company may be required to write-off the amount not expected to be provided for in rates. For a further discussion of the LIPA transaction, see the Joint Proxy Statement/Prospectus filed June 30, 1997.

For a further discussion of the RMC, RMA and FMC, see the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996.

OTHER REGULATORY AMORTIZATION

For the three months ended September 30, 1997 and 1996, other regulatory amortization was a non-cash charge to income of $28.6 million and $49.3 million, respectively. For the six months ended September 30, 1997 and 1996, other regulatory amortization was a non-cash charge to income of $41.6 million and $107.3 million, respectively. For the nine months ended September 30, 1997 and 1996, other regulatory amortization was a non-cash charge to income of $53.8 million and $134.5 million, respectively. These variances are due to regulatory mechanisms discussed below, and have no impact on earnings since they reflect the net deferral of income and expense resulting from the Company's ratemaking mechanisms.

The components of other regulatory amortization for the three, six and nine months ended September 30, 1997 and 1996 were as follows:

                                                        (In millions of dollars)
--------------------------------------------------------------------------------
                                   Three Months     Six Months      Nine Months
                                  1997     1996    1997    1996     1997    1996
--------------------------------------------------------------------------------
Net Margin                         12       20      12      49        2      47
Amortization of LRPP Deferral       -       15       -      32        -      48
Excess Earnings - Electric          8        -       2       -       13       -
Excess Earnings - Gas               1        3      10       6       12       8
Other                               8       11      18      20       27      32
-------------------------------------------------------------------------------
                                   29       49      42     107       54     135
===============================================================================


NET MARGIN- An electric business unit revenue reconciliation mechanism, established under the LILCO Ratemaking and Performance Plan (LRPP), which eliminates the impact on earnings of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from differences between actual and adjudicated net margin sales levels are deferred on a monthly basis during the rate year through a charge or credit to other regulatory amortization. These deferrals are then refunded to or recovered from ratepayers as explained below under "LRPP Amortization."

For the three, six and nine months ended September 30, 1997, the Company recorded non-cash charges to income of $12.2 million, $12.2 million and $2.0 million, respectively. For the three, six and nine months ended September 30, 1996, the Company recorded non-cash charges to income of $19.8 million, $48.6 million and $46.6 million, respectively.

LRPP AMORTIZATION- As established under the LRPP, deferred balances resulting from the net margin, electric property tax reconciliation, earned performance incentives, and associated carrying charges are accumulated during each rate year. The first $15 million of the total deferral is recovered from or credited to electric ratepayers by increasing or decreasing the RMC balance. Amounts deferred in excess of $15 million, upon approval by the PSC, are refunded to or recovered from ratepayers through the FCA mechanism over a subsequent 12-month period, with the offset being recorded in other regulatory amortization.

For the three, six and nine months ended September 30, 1997, the amortization of the deferred LRPP balance in excess of $15 million related to the rate year ended November 30, 1995, has not begun as the Company has yet to receive approval from the PSC to begin refunding the amount owed to its electric ratepayers. For the three, six and nine months ended September 30, 1996, the Company recognized $15.9 million, $31.8 million and $48.1 million, respectively, of non-cash charges to income representing the amortization of the deferred LRPP balance related to the rate year ended November 30, 1994. For a further discussion of the LRPP, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996.

EXCESS EARNINGS- Also recorded in other regulatory amortization, if applicable, are non-cash charges representing: (a) 100% of electric earnings generated by the Company in excess of amounts provided for in electric rates, which is returned to the electric customer through a reduction to the RMC balance; and
(b) 50% of the gas earnings generated by the Company in excess of amounts provided for in gas rates, which will be returned to the gas customer through a reduction in the amount due from gas ratepayers related to manufactured gas plant site (MGP) clean-up costs. These rate year excess earnings are calculated and recorded on the Company's books on a quarterly basis to reflect the Company's best estimate of amounts earned in excess of the

Company's 11% allowed return on common equity. The Company's 11% allowed return on common equity has been approved by the PSC for the electric business unit. The Company expects approval of the same rate for the gas business unit prior to November 30, 1997.

For the three, six and nine months ended September 30, 1997, the Company recorded non-cash charges of approximately $7.5 million, $1.9 million and $12.5 million, respectively, of electric excess earnings. The Company did not earn in excess of its allowed return on common equity for its electric business for the three, six and nine months ended September 30, 1996.

For the three months ended September 30, 1997, the Company recorded non-cash charges of approximately $1.1 million of gas excess earnings bringing the six and nine month totals of gas excess earnings to $9.8 million and $11.6 million, respectively. The Company recorded approximately $3.0 million, $5.8 million and $8.2 million of gas excess earnings for the three, six and nine months ended September 30, 1996.

FEDERAL INCOME TAX

For the three, six and nine months ended September 30, 1997,  federal income tax
(FIT) expense increased as a result of increases in pre-tax book income.

The current operating portion of the FIT liability for the three months ended September 30, 1997 totaled $21.1 million, of which $9.8 million was Alternative Minimum Tax (AMT). The operating FIT liability for the six months ended September 30, 1997 totaled $43.7 million, of which $20.9 million was AMT. The operating FIT liability for the nine months ended September 30, 1997 totaled $67.1 million, of which $52.1 million was AMT. The increase in the FIT liability over the comparable periods last year was primarily attributable to the Company's full utilization of the AMT net operating loss during 1996.

OTHER INCOME AND DEDUCTIONS

Other income and deductions decreased for the three, six and nine months ended September 30, 1997, when compared to the same periods in 1996, primarily as a result of lower interest income from short term investments caused by lower cash balances. In addition, for the six and nine months ended September 30, 1997, the Company recognized less income under its fuel incentive program, than during the same periods in the prior year due to higher electric fuel costs.

INTEREST EXPENSE

Interest expense decreased for the three, six and nine months ended September 30, 1997, when compared to the same periods in 1996, as a result of lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and cash equivalents amounted to approximately $121 million, compared to $65 million at March 31, 1997. This increase in cash and cash equivalents was primarily attributable to funds provided by operating activities, as revenues from the summer sales period were converted to cash.

At September 30, 1997, March 31, 1997 and December 31, 1996, the Company's capitalization and ratios were as follows:

                                                      (In millions of dollars)
--------------------------------------------------------------------------------
                            9/30/97            3/31/97           12/31/96
                        Amount   Percent   Amount   Percent   Amount   Percent
--------------------------------------------------------------------------------
                                    %                 %                  %
--------------------------------------------------------------------------------
Long-term debt          $4,459     57.4    $4,458    57.8    $4,708     59.3
Preferred stock            702      9.0       703     9.1       703      8.9
Common shareowners'
 equity                  2,614     33.6     2,549    33.1     2,523     31.8
--------------------------------------------------------------------------------
                        $7,775    100.0    $7,710   100.0    $7,934    100.0
================================================================================

The Company has no current plans to access the capital markets for permanent financing as cash from operations should be sufficient to meet operating requirements and debt maturities through 1998, including $100 million of General and Refunding Bonds and $1 million of Pollution Control Revenue Bonds maturing in 1998. The Company may, from time to time, access such markets, should economic conditions prove favorable, to refinance existing high cost debt or preferred stock, subject to any restrictions contained in the agreements, as amended, with KeySpan Energy Corporation, the parent holding company of The Brooklyn Union Gas Company, or LIPA.

A $250 million line of credit, secured by a first lien upon the Company's accounts receivable and fuel oil inventories, is available to the Company under its Revolving Credit Agreement (RCA). The lending banks participating in the RCA have agreed to extend their commitments through October 1, 1998. In February 1997, the Company utilized $30 million in interim financing under the RCA, which was repaid in March 1997, and $40 million in July 1997, which was repaid in August 1997. The Company will, in order to satisfy short-term cash requirements, continue to avail itself of such interim financing through its RCA as necessary.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided for the three, six and nine months ended September 30, 1997 were as follows:

                                                        (In millions of dollars)
--------------------------------------------------------------------------------
                     Three Months Ended Six Months Ended Nine Months Ended September 30, 1997 September 30, 1997 September 30, 1997
--------------------------------------------------------------------------------
Capital Requirements
Construction                   $ 49                $118                $168
--------------------------------------------------------------------------------
Redemptions and Dividends
Long-term debt                    -                   -                 250
Preferred stock                   1                   1                   1
Preferred stock dividends        13                  26                  39
Common stock dividends           54                 108                 162
--------------------------------------------------------------------------------
Total Redemptions and
  Dividends                      68                 135                 452
--------------------------------------------------------------------------------
Shoreham post-settlement
  Costs                           9                  21                  33
--------------------------------------------------------------------------------
Total Capital Requirements     $126                $274                $653
================================================================================

Capital Provided

Cash generation from
  operations                   $220                $353                $513
Decrease (Increase) in cash
  balances                      (68)               (57)                 158
Common stock issued               5                  9                   14
Hedge funding                   (30)               (30)                 (30)
Other investing and financing
 Activities                      (1)                (1)                  (2)
--------------------------------------------------------------------------------

Total Capital Provided         $126                $274                $653
================================================================================


For further information, see the Statement of Cash Flows.

INVESTMENT RATING

The Company's securities are rated by Standard and Poor's Corporation (S&P), Moody's Investors Service (Moody's), Fitch Investors Service, L.P. (Fitch) and Duff and Phelps, Inc. (D&P).

In October 1997, as part of an overall revision of its ratings of the utility industry's senior secured debt, S&P announced that it raised the rating on the Company's senior secured debt to BBB from BBB-. S&P indicated that it now incorporates into its ratings of corporate issues a more vigorous analysis of a utility's underlying collateral assets and the amount of securities that could be issued under its mortgage indenture. The ratings on the Company's unsecured debt and preferred stock remain unchanged.

For a further discussion of the Company's credit ratings see Investment Rating in the Company's Annual Report Form 10-K/A filed June 30, 1997, for the Year Ended December 31, 1996.

RATE MATTERS

For a discussion of Rate Matters, see Note 3 of Notes to Financial Statements.

BROOKLYN UNION TRANSACTION

For a further discussion on the Brooklyn Union Transaction, see Note 2 of Notes to Financial Statements.

LONG ISLAND POWER AUTHORITY TRANSACTION

For a further  discussion on the Long Island Power  Authority  Transaction,  see
Note 2 of Notes to Financial Statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the proposed transactions with The Brooklyn Union Gas Company and LIPA as discussed under the heading "Brooklyn Union Transaction" and "Long Island Power Authority Proposed Transactions", state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein, in the Company's Annual Report on Form 10-K/A, filed June 30, 1997, for the year ended December 31, 1996, the Joint Proxy Statement/Prospectus filed June 30, 1997 or in other reports filed by the Company with the Securities and Exchange Commission.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                    The Company has been notified that it is one of several potentially responsible parties (PRP) that may be liable for the cost to remediate the Port Refinery Superfund site located in Westchester County, New York. Port Refinery was engaged in the business of purchasing, selling, refining and processing mercury and the Company may have shipped waste products containing mercury to this site. Tests conducted by the Environmental Protection Agency (EPA) indicated that the site and certain adjacent properties were contaminated with mercury. As a result, the EPA has performed a response action at the site and seeks to recover its costs, currently totaling approximately $4.4 million, plus interest from the PRP's. The Company is currently unable to determine its share, if any, of the costs to remediate this site.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.          EXHIBIT 27

  *(1) Financial Data Schedule UT for the six-month period ended September 30, 1997.

                  B.          REPORTS ON FORM 8-K

                  In its current report on Form 8-K dated September 19, 1997, the Company filed unaudited pro forma combined condensed financial statements for LILCO and Brooklyn Union at June 30, 1997 and for the twelve months ended June 30, 1997, as well as Brooklyn Union's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

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


Dated: November 14, 1997