Form 10-Q
period 1997-12-31
LONG ISLAND LIGHTING CO
filed 1998-02-17
CIK 60251

FORM 10-Q




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934


                                      OR


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 1997


                        Commission file number 1-3571


                         LONG ISLAND LIGHTING COMPANY


             Incorporated pursuant to the Laws of New York State


      Internal Revenue Service - Employer Identification No. 11-1019782


            175 East Old Country Road, Hicksville, New York 11801
                                (516) 755-6650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                  Yes X                   No

The total number of shares of the registrant's Common Stock $5 par value, outstanding on December 31, 1997, was 121,521,195.

                         LONG ISLAND LIGHTING COMPANY




Part I - FINANCIAL INFORMATION



                                                                    PAGE NO.


      Item 1 - Financial Statements

               Statement of Income                                     3

               Balance Sheet                                           6

               Statement of Cash Flows                                 8

               Notes to Financial Statements                           9


      Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                             14



Part II - OTHER INFORMATION

      Item 1 -  Legal Proceedings                                     26

      Item 2 - Changes in Securities                                  26

      Item 3 - Defaults Upon Senior Securities                        26

      Item 4 - Submission of Matters to a Vote
               of Security Holders                                    26

      Item 5 - Other Information                                      26

      Item 6 - Exhibits and Reports on Form 8 - K                     26

      Signature

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31
                                                                 ----------------------
                                                                   1997        1996
                                                                 ----------------------
REVENUES
Electric                                                          $572,336    $550,046
Gas                                                                207,286     192,057

                                                                 ----------  ----------
Total Revenues                                                     779,622     742,103
                                                                 ----------  ----------

EXPENSES
Operations - fuel and purchased power                              264,940     245,786
Operations - other                                                 112,934      88,681
Maintenance                                                         29,594      30,523
Depreciation and amortization                                       39,793      40,103
Base financial component amortization                               25,243      25,243
Rate moderation component amortization                             (10,709)      9,690
Regulatory liability component amortization                        (22,144)    (22,144)
Other regulatory amortization                                        2,310      (7,215)
Operating taxes                                                    117,553     119,203
Federal income tax - current                                        20,382      10,905
Federal income tax - deferred and other                             27,757      31,639

                                                                 ----------  ----------
Total Expenses                                                     607,653     572,414
                                                                 ----------  ----------
OPERATING INCOME                                                   171,969     169,689
                                                                 ----------  ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                           5,928       6,571
Class Settlement                                                    (4,049)     (5,461)
Other income and deductions, net                                   (24,967)      2,719
Allowance for other funds used during construction                     885         754
Federal income tax - current                                         2,525           0
Federal income tax - deferred and other                              5,283        (268)

                                                                 ----------  ----------
Total Other Income and (Deductions)                                (14,395)      4,315
                                                                 ----------  ----------
INCOME BEFORE INTEREST CHARGES                                     157,574     174,004
                                                                 ----------  ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                          87,868      93,024
Other interest                                                      14,154      17,760
Allowance for borrowed funds used during construction               (1,204)       (940)

                                                                 ----------  ----------
Total Interest Charges and (Credits)                               100,818     109,844
                                                                 ----------  ----------

NET INCOME                                                          56,756      64,160
Preferred stock dividend requirements                               12,949      13,022
                                                                 ----------  ----------
EARNINGS FOR COMMON STOCK                                          $43,807     $51,138
                                                                 ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING (000)                            121,507     120,780
BASIC AND DILUTED EARNINGS PER COMMON SHARE                          $0.36       $0.43

DIVIDENDS DECLARED PER COMMON SHARE                                 $0.445      $0.445

SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                                   (UNAUDITED)
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                                   NINE MONTHS ENDED
                                                                      DECEMBER 31
                                                                 ----------------------
                                                                   1997        1996
                                                                 ----------------------
REVENUES
Electric                                                        $1,922,752  $1,907,167
Gas                                                                373,766     379,314

                                                                 ----------  ----------
Total Revenues                                                   2,296,518   2,286,481
                                                                 ----------  ----------

EXPENSES
Operations - fuel and purchased power                              663,382     652,982
Operations - other                                                 294,742     277,207
Maintenance                                                         84,262      87,647
Depreciation and amortization                                      117,954     116,360
Base financial component amortization                               75,728      75,728
Rate moderation component amortization                               7,615      (8,906)
Regulatory liability component amortization                        (66,430)    (66,430)
Other regulatory amortization                                       43,922     100,076
Operating taxes                                                    349,214     352,048
Federal income tax - current                                        64,100      29,359
Federal income tax - deferred and other                            103,370     124,250

                                                                 ----------  ----------
Total Expenses                                                   1,737,859   1,740,321
                                                                 ----------  ----------
OPERATING INCOME                                                   558,659     546,160
                                                                 ----------  ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                          17,843      19,359
Class Settlement                                                   (12,415)    (15,400)
Other income and deductions, net                                   (21,870)     13,277
Allowance for other funds used during construction                   2,808       2,169
Federal income tax - current                                           878           0
Federal income tax - deferred and other                              4,844      (1,511)

                                                                 ----------  ----------
Total Other Income and (Deductions)                                 (7,912)     17,894
                                                                 ----------  ----------
INCOME BEFORE INTEREST CHARGES                                     550,747     564,054
                                                                 ----------  ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                         263,530     281,942
Other interest                                                      44,423      50,159
Allowance for borrowed funds used during construction               (3,507)     (2,758)

                                                                 ----------  ----------
Total Interest Charges and (Credits)                               304,446     329,343
                                                                 ----------  ----------

NET INCOME                                                         246,301     234,711
Preferred stock dividend requirements                               38,865      39,145
                                                                 ----------  ----------
EARNINGS FOR COMMON STOCK                                         $207,436    $195,566
                                                                 ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING (000)                            121,331     120,498
BASIC AND DILUTED EARNINGS PER COMMON SHARE                          $1.71       $1.63

DIVIDENDS DECLARED PER COMMON SHARE                                 $1.335      $1.335

SEE NOTES TO FINANCIAL STATEMENTS.


                          LONG ISLAND LIGHTING COMPANY
                               STATEMENT OF INCOME
                (THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)

                                                                  TWELVE MONTHS ENDED
                                                                      DECEMBER 31
                                                                 ----------------------
                                                                   1997        1996
                                                                 ----------------------
                                                                 (UNAUDITED) (AUDITED)
                                                                 ----------------------
REVENUES
Electric                                                        $2,480,543  $2,466,435
Gas                                                                667,157     684,260
                                                                 ----------  ----------
Total Revenues                                                   3,147,700   3,150,695
                                                                 ----------  ----------

EXPENSES
Operations - fuel and purchased power                              965,249     963,251
Operations - other                                                 390,415     381,076
Maintenance                                                        113,602     118,135
Depreciation and amortization                                      156,515     153,925
Base financial component amortization                              100,971     100,971
Rate moderation component amortization                              13,522     (24,232)
Regulatory liability component amortization                        (88,573)    (88,573)
Other regulatory amortization                                       56,140     127,288
Operating taxes                                                    466,727     472,076
Federal income tax - current                                        87,478      42,197
Federal income tax - deferred and other                            136,994     168,000
                                                                 ----------  ----------
Total Expenses                                                   2,399,040   2,414,114
                                                                 ----------  ----------
OPERATING INCOME                                                   748,660     736,581
                                                                 ----------  ----------

OTHER INCOME AND (DEDUCTIONS)
Rate moderation component carrying charges                          23,762      25,259
Class Settlement                                                   (16,911)    (20,772)
Other income and deductions, net                                   (21,225)     19,197
Allowance for other funds used during construction                   3,525       2,888
Federal income tax - current                                           878           0
Federal income tax - deferred and other                              5,633         940
                                                                 ----------  ----------
Total Other Income and (Deductions)                                 (4,338)     27,512
                                                                 ----------  ----------
INCOME BEFORE INTEREST CHARGES                                     744,322     764,093
                                                                 ----------  ----------

INTEREST CHARGES AND (CREDITS)
Interest on long-term debt                                         353,698     384,198
Other interest                                                      61,082      67,130
Allowance for borrowed funds used during construction               (4,456)     (3,699)
                                                                 ----------  ----------
Total Interest Charges and (Credits)                               410,324     447,629
                                                                 ----------  ----------

NET INCOME                                                         333,998     316,464
Preferred stock dividend requirements                               51,834      52,216
                                                                 ----------  ----------
EARNINGS FOR COMMON STOCK                                         $282,164    $264,248
                                                                 ==========  ==========
AVERAGE COMMON SHARES OUTSTANDING (000)                            121,245     120,360
BASIC AND DILUTED EARNINGS PER COMMON SHARE                          $2.33       $2.20

DIVIDENDS DECLARED PER COMMON SHARE                                  $1.78       $1.78

SEE NOTES TO FINANCIAL STATEMENTS.


                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                           DECEMBER 31    MARCH 31     DECEMBER 31
                                              1997          1997          1996
ASSETS                                     (UNAUDITED)   (UNAUDITED)   (AUDITED)
                                           -----------   -----------   -----------
UTILITY PLANT
Electric                                   $4,005,928    $3,900,264    $3,882,297
Gas                                         1,218,703     1,171,183     1,154,543
Common                                        286,442       263,267       260,268
Construction work in progress                 116,147       108,850       112,184
Nuclear fuel in process and in reactor         16,163        15,503        15,454
                                           -----------   -----------   -----------
                                            5,643,383     5,459,067     5,424,746
                                           -----------   -----------   -----------
Less - Accumulated depreciation and
  amortization                              1,847,842     1,759,110     1,729,576
                                           -----------   -----------   -----------
Total Net Utility Plant                     3,795,541     3,699,957     3,695,170
                                           -----------   -----------   -----------


REGULATORY ASSETS
Base financial component (less accumulated
  amortization of $858,253, $782,525        3,180,577     3,256,305     3,281,548
  and $757,282)
Rate moderation component                     385,537       409,512       402,213
Shoreham post-settlement costs              1,003,589       996,270       991,795
Shoreham nuclear fuel                          66,986        68,581        69,113
Unamortized cost of issuing securities        166,783       187,309       194,151
Postretirement benefits other than pensions   346,090       357,668       360,842
Regulatory tax asset                        1,746,883     1,767,164     1,772,778
Other                                         189,263       200,137       199,879
                                           -----------   -----------   -----------
Total Regulatory Assets                     7,085,708     7,242,946     7,272,319
                                           -----------   -----------   -----------


                                           -----------   -----------   -----------
NONUTILITY PROPERTY AND OTHER INVESTMENTS      49,882        18,870        18,597
                                           -----------   -----------   -----------
                                           -----------   -----------   -----------


CURRENT ASSETS
Cash and cash equivalents                     179,995        64,539       279,993
Special deposits                               67,431        37,631        38,266
Customer accounts receivable (less allowance
  for doubtful accounts of $26,135,           247,479       305,436       255,801
  $23,675 and $25,000)
Other accounts receivable                      53,742        42,946        65,764
Accrued unbilled revenues                     162,157       141,389       169,712
Materials and supplies at average cost         52,530        55,454        55,789
Fuel oil at average cost                       53,154        49,703        53,941
Gas in storage at average cost                 66,599        10,893        73,562
Deferred tax asset                             11,349        93,349       145,205
Prepayments and other current assets           12,878         8,805         8,569
                                           -----------   -----------   -----------
Total Current Assets                          907,314       810,145     1,146,602
                                           -----------   -----------   -----------


                                           -----------   -----------   -----------
DEFERRED CHARGES                               69,281        77,656        76,991
                                           -----------   -----------   -----------

TOTAL ASSETS                              $11,907,726   $11,849,574   $12,209,679
                                          ===========   ===========   ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                          LONG ISLAND LIGHTING COMPANY
                                  BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                           DECEMBER 31    MARCH 31     DECEMBER 31
                                              1997          1997          1996
CAPITALIZATION AND LIABILITIES             (UNAUDITED)   (UNAUDITED)   (AUDITED)
                                           -----------   -----------   -----------
CAPITALIZATION
Long-term debt                             $4,395,555    $4,471,675    $4,471,675
Unamortized discount on debt                  (13,861)      (14,628)      (14,903)
                                           -----------   -----------   -----------
                                            4,381,694     4,457,047     4,456,772
                                           -----------   -----------   -----------

Preferred stock - redemption required         637,450       638,500       638,500
Preferred stock - no redemption required       63,562        63,598        63,664
                                           -----------   -----------   -----------
Total Preferred Stock                         701,012       702,098       702,164
                                           -----------   -----------   -----------

Common stock                                  607,837       605,022       603,921
Premium on capital stock                    1,142,581     1,131,576     1,127,971
Capital stock expense                         (47,879)      (48,915)      (49,330)
Retained earnings                             907,209       861,751       840,867
Treasury stock, at cost                        (1,204)         (385)          (60)
                                           -----------   -----------   -----------
Total Common Shareowners' Equity            2,608,544     2,549,049     2,523,369
                                           -----------   -----------   -----------

                                           -----------   -----------   -----------
Total Capitalization                        7,691,250     7,708,194     7,682,305
                                           -----------   -----------   -----------

REGULATORY LIABILITIES
Regulatory liability component                119,039       178,558       198,398
1989 Settlement credits                       118,229       125,138       127,442
Regulatory tax liability                       26,649       100,377       102,887
Other                                         143,155       158,660       139,510
                                           -----------   -----------   -----------
Total Regulatory Liabilities                  407,072       562,733       568,237
                                           -----------   -----------   -----------

CURRENT LIABILITIES
Current maturities of long-term debt          101,000         1,000       251,000
Current redemption requirements                 1,050         1,050         1,050
  of preferred stock
Accounts payable and accrued expenses         288,658       230,189       289,141
LRPP payable                                   30,118        40,499        40,499
Accrued taxes (including federal income tax
  of $15,034, $49,262 and $25,884)             54,466        51,157        63,640
Accrued interest                              157,787       143,983       160,615
Dividends payable                              58,671        58,474        58,378
Class Settlement                               60,000        58,333        55,833
Customer deposits                              28,885        29,173        29,471
                                           -----------   -----------   -----------
Total Current Liabilities                     780,635       613,858       949,627
                                           -----------   -----------   -----------

DEFERRED CREDITS
Deferred federal income tax                 2,506,904     2,420,443     2,442,606
Class Settlement                               55,970        89,487        98,497
Other                                          21,394        20,889        39,447
                                           -----------   -----------   -----------
Total Deferred Credits                      2,584,268     2,530,819     2,580,550
                                           -----------   -----------   -----------

OPERATING RESERVES
Pensions and other postretirement benefits    399,072       387,048       381,996
Claims and damages                             45,429        46,922        46,964
                                           -----------   -----------   -----------
Total Operating Reserves                      444,501       433,970       428,960
                                           -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES                  -             -             -
                                           -----------   -----------   -----------

TOTAL CAPITALIZATION AND LIABILITIES      $11,907,726   $11,849,574   $12,209,679
                                          ===========   ===========   ===========


SEE NOTES TO FINANCIAL STATEMENTS.


                          LONG ISLAND LIGHTING COMPANY
                             STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                                                      DECEMBER 31,             DECEMBER 31,              DECEMBER 31,
                                                    1997        1996         1997        1996          1997        1996
                                                 ----------- -----------   ----------  ----------   ----------- -----------
                                                  unaudited   unaudited     unaudited   unaudited    unaudited     audited
OPERATING ACTIVITIES
Net Income                                          $56,756     $64,160     $246,301    $234,711      $333,998    $316,464
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES
  Provision for doubtful accounts                     9,446       4,470       18,300      18,291        23,121      23,119
  Depreciation and amortization                      39,793      40,103      117,954     116,360       156,515     153,925
  Base financial component amortization              25,243      25,243       75,728      75,728       100,971     100,971
  Rate moderation component amortization            (10,709)      9,690        7,615      (8,906)       13,522     (24,232)
  Regulatory liability component amortization       (22,144)    (22,144)     (66,430)    (66,430)      (88,573)    (88,573)
  Other regulatory amortization                       2,310      (7,215)      43,922     100,076        56,140     127,288
  Rate moderation component carrying charges         (5,928)     (6,571)     (17,843)    (19,359)      (23,762)    (25,259)
  Class Settlement                                    4,049       5,461       12,415      15,400        16,911      20,772
Amortization of cost of issuing                       7,936       8,163       22,884      25,125        30,971      34,611
   and redeeming securities
  Federal income tax - deferred and other            22,474      31,907       98,526     125,761       131,361     167,060
  Allowance for other funds used during                (885)       (754)      (2,808)     (2,169)       (3,525)     (2,888)
    construction
  Pensions and Other Post Retirement Benefits        25,054       4,217       38,319      14,821        51,815      14,952
  Gas Cost Adjustment                                 2,745     (14,015)       1,250     (16,236)       (6,641)      2,954
  Other                                              15,886       6,838       63,284      36,195        72,372      49,238
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Accounts receivable                                49,494      48,328       31,111      73,207          (527)     69,215
  Accrued unbilled revenues                         (43,231)    (23,932)     (20,768)    (21,044)        7,555      14,728
  Materials and supplies, fuel oil                     (643)      2,371      (56,233)    (78,233)       11,009     (34,531)
    and gas in storage
  Accounts payable and accrued expenses              49,048      60,670       61,743      60,255         2,791      28,258
  Accrued taxes                                      (2,674)     30,272        3,309      13,391        (9,174)      3,142
  Accrued interest                                   10,482      18,304       13,804       8,259        (2,828)      2,290
  Class Settlement                                  (13,809)    (10,589)     (44,265)    (36,718)      (55,271)    (42,084)
  Special deposits                                     (482)     (2,364)     (29,165)     25,146       (29,165)     25,146
  Other                                             (27,980)    (22,568)     (73,575)    (40,349)      (86,542)    (46,620)
                                                 ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Provided by Operating Activities           192,231     250,045      545,378     653,282       703,044     889,946
                                                 ----------- -----------   ----------  ----------   ----------- -----------

INVESTING ACTIVITIES

Construction and nuclear fuel expenditures          (84,198)    (63,344)    (201,666)   (195,707)     (252,041)   (239,896)
Shoreham post-settlement costs                       (9,271)    (11,178)     (30,207)    (35,924)      (40,410)    (49,355)
Investment in subsidiary                                  0           0      (30,000)          0       (30,000)          0
Other                                                (1,026)     (2,694)      (2,319)     (3,600)       (2,159)     (4,806)
                                                 ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Used in Investing Activities               (94,495)    (77,216)    (264,192)   (235,231)     (324,610)   (294,057)
                                                 ----------- -----------   ----------  ----------   ----------- -----------

FINANCING ACTIVITIES

Proceeds from sale of common stock                    4,750       4,754       13,784      14,165        18,424      18,837
Issuance of long-term debt                           24,880           0       24,880           0        24,880           0
Redemption of long-term debt                         (1,000)          0       (1,000)   (415,000)     (251,000)   (415,000)
Redemption of preferred stock                             0      (3,750)      (1,050)     (4,800)       (1,050)     (4,800)
Preferred stock dividends paid                      (12,948)    (13,049)     (38,885)    (39,192)      (51,854)    (52,264)
Common stock dividends paid                         (54,004)    (53,626)    (161,758)   (160,506)     (215,507)   (213,753)
Other                                                  (904)        (56)      (1,701)        (10)       (2,325)       (369)
                                                 ----------- -----------   ----------  ----------   ----------- -----------
Net Cash Used in Financing Activities               (39,226)    (65,727)    (165,730)   (605,343)     (478,432)   (667,349)
                                                 ----------- -----------   ----------  ----------   ----------- -----------
                                                 ----------- -----------   ----------  ----------   ----------- -----------
Net Increase (Decrease) in Cash
                                                 ----------- -----------   ----------  ----------   ----------- -----------
  and Cash Equivalents                              $58,510    $107,102     $115,456   ($187,292)     ($99,998)   ($71,460)
                                                 =========== ===========   ==========  ==========   =========== ===========
Cash and cash equivalents at beginning of period   $121,485    $172,891      $64,539    $467,285      $279,993    $351,453
Net Increase (Decrease) in cash
  and Cash Equivalents                               58,510     107,102      115,456    (187,292)      (99,998)    (71,460)
                                                 =========== ===========   ==========  ==========   =========== ===========
Cash and Cash Equivalents at end of period         $179,995    $279,993     $179,995    $279,993      $179,995    $279,993
                                                 =========== ===========   ==========  ==========   =========== ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                        NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)



NOTE 1. BASIS OF PRESENTATION

These Notes to Financial Statements reflect events subsequent to January 31, 1997, the date of the most recent Report of Independent Auditors, through the date of this Report on Form 10-Q for the three months ended December 31, 1997. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three, nine and twelve months ended December 31, 1997, the Company's Transition Report for the three months ended March 31, 1997 and Quarterly Report on Form 10-Q for the three months ended June 30, 1997 and September 30, 1997 and the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996, and the Company's Joint Proxy Statement/Prospectus filed June 30, 1997.

The financial statements furnished are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the three month period presented. Operating results for the three month period are not necessarily indicative of results to be expected for an entire year due to the seasonal nature of the gas and electric business.

On April 11, 1997,  the Company  changed its year-end  from December 31 to March
31. Accordingly, the Company's financial statements have been presented on the new basis, as well as its previous basis for comparative purposes.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

NOTE 2. LONG ISLAND POWER AUTHORITY TRANSACTION

On June 26, 1997, the Company and the Long Island Power Authority (LIPA) entered into definitive agreements pursuant to which, after the transfer of the Company's gas assets, non-nuclear electric generating facility assets and certain other assets and liabilities to one or more newly-formed subsidiaries of a new holding company, the Company's common stock will be sold to LIPA for $2.4975 billion in cash. Subject to all required regulatory approvals, it is anticipated that LIPA will own the Company's electric transmission and distribution system, its 18% interest in the Nine Mile Point 2 Nuclear Power Station (NMP2), and substantially all of its electric regulatory assets and liabilities, and will assume or refinance part of or the total amount of approximately $339 million in preferred stock and $3.6 billion in long term debt.

In December 1997, the United States Nuclear Regulatory Commission (NRC) issued an order approving the indirect transfer of control of the Company's 18% ownership interest in NMP2 to LIPA, as contemplated in the LIPA transaction agreements. In addition, in December 1997, the Company filed with the Federal Energy Regulatory Commission (FERC) a settlement agreement reached with LIPA in connection with the Company's October 1997 filing of its proposed rates for the sale of capacity and energy to LIPA, as contemplated in the LIPA transaction agreements. The Company had previously filed an application with FERC seeking approval of the transfer of the Company's electric transmission and distribution system to LIPA in connection with LIPA's purchase of the stock of the Company.

On February 11, 1998, FERC issued orders on both Company filings. Specifically, FERC approved the Company's application to transfer assets to LIPA in connection with LIPA's acquisition of the Company's stock. In addition, FERC accepted for filing the Company's proposed rates for sale of capacity and energy to LIPA. Those rates may go into effect on the date the service to LIPA begins, subject to refund, and final rates will be set after FERC has completed its investigation of such rates, the timing of which cannot be determined.

 In January 1998, the Company filed an application with the Public Service Commission of the State of New York (PSC) in connection with the proposed transfer of its gas, non-nuclear generation and common assets and related liabilities to one or more subsidiaries of the holding company to be formed as contemplated in the LIPA transaction agreements. On February 4, 1998, the PSC issued an order finding that the transfer of the above mentioned assets would not adversely affect the environment.

NOTE 3. RATE MATTERS

ELECTRIC AND GAS

In December 1997, the PSC approved the continuation of the following ratemaking mechanisms for the rate year ended November 30, 1997: (a) the gas excess earnings mechanism whereby earnings in excess of a return on common equity of 11.0% was allocated equally between ratepayers and shareowners, with the ratepayers' share of excess earnings credited to the regulatory asset created as a result of costs associated with manufactured gas plant site investigation and remediation costs; and (b) the electric Rate Moderation Component (RMC) and the LILCO Ratemaking and Performance Plan (LRPP) mechanisms and performance incentive programs.

KEYSPAN ENERGY CORPORATION (FORMERLY THE BROOKLYN UNION GAS COMPANY)
TRANSACTION

PSC SETTLEMENT AGREEMENT

      In 1997, the Company and the Brooklyn Union Gas Company (Brooklyn Union) filed a joint petition with the Public Service Commission of the State of New York (PSC or Commission) seeking PSC approval, under section 70 of the New York Public Service Law, of the KeySpan Agreement by which the Company and KeySpan each would become subsidiaries of a newly-formed holding company through an exchange of shares of common stock with the holding company. In addition, the petition called for approximately $1.0 billion of efficiency savings attributable to operating synergies that are expected to be realized over the 10 year period following the combination to be allocated to ratepayers net of transaction costs for the combination. On December 10, 1997, Brooklyn Union, the Company, the Staff of the Department of Public Service and three other parties entered into a Settlement Agreement (Stipulation) resolving all issues among them in the proceeding. Hearings on the Stipulation were held in early January 1998 and, on February 4, 1998, the PSC approved, effective February 5, the
Stipulation, modified only to reduce Brooklyn Union's earnings caps for the remaining years of its rate plan.

      Under the Stipulation, a three-year gas rate plan will be implemented for the Company which provides for, among other things, an estimated reduction in customers' bills of approximately 3.9%, including fuel savings, through at least November 30, 2000. This gas rate reduction will occur in three phases as follows: (i) a reduction in base rates of approximately $12.2 million to reflect decreases in the Company's gas cost of service effective on February 5, 1998;
(ii) a base rate reduction of approximately $6.2 million associated with non-fuel savings related to the KeySpan Transaction to become effective on the closing date of the transaction; and (iii) an expected reduction in the Gas Adjustment Clause (GAC) to reflect annual fuel savings associated with the transaction estimated at approximately $4.0 million, the actual level of which will be reflected in rates if and when they actually materialize. The Company will be subject to an earning sharing provision pursuant to which it will be required to credit to core/firm customers 60% of any utility earnings up to 100 basis points above 11.10% and 50% of any utility earnings in excess of 12.10%. Both a customer service and a safety and reliability incentive performance program will be implemented effective December 1, 1997 with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if the Company fails to achieve certain performance standards in these areas.

      For Brooklyn Union, effective on the date of the consummation of the KeySpan Transaction, Brooklyn Union's base rates to core/firm customers will be reduced by $23.9 million annually. In addition, effective in the fiscal year in which the KeySpan Transaction is consummated, Brooklyn Union will be subject to an earnings sharing provision pursuant to which it will be required to credit to core/firm customers 60% of any utility earnings up to 100 basis points above certain threshold equity return levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels, as modified by the February 5 Order, 13.75% for fiscal year 1998, 13.50% for fiscal years 1999, 2000, and 2001; and 13.25% for fiscal year 2002. A safety and reliability incentive mechanism will be implemented effective on the consummation date of the KeySpan Transaction, with a maximum 12 basis point pre-tax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards. With the exception of the simplification of the customer service performance standards, the current Brooklyn Union rate plan approved by the PSC in 1996 remains unchanged. Any gas cost savings allocable to Brooklyn Union resulting from the KeySpan Transaction will be reflected in rates to utility customers through the GAC as those savings are realized.

      The Stipulation, which obligates the Company to reduce electric customers' bills by approximately 2.5% resulting from the savings in operating and fuel costs, related to synergy savings, also defers the time within which the Commission must act on the Company's pending electric rate plan until July 1, 1998. However, any reduction in customers' bills would not become effective until the Commission sets the Company's electric rates.

      The Stipulation adopts certain affiliate transaction restrictions, cost allocation and financial integrity conditions, and a competitive code of conduct. These restrictions and conditions eliminate or relax many restrictions currently applicable to Brooklyn Union in such areas as affiliate transactions; use of the name and reputation of Brooklyn Union by unregulated affiliates; common officers of the holding company, the utility subsidiaries and unregulated subsidiaries; dividend payment restrictions; and the composition of the Board of Directors of Brooklyn Union.

      The Stipulation also enables the utilities to form one or more shared services subsidiaries to perform functions common to both utilities and their affiliates such as accounting, finance, human resources, and information systems and technology to realize synergy savings.

NOTE 4. CAPITALIZATION

In December 1997, the Company received proceeds from the sale of $24.9 million of Electric Facilities Revenue Bonds issued by the New York State Energy Research and Development Authority. The net proceeds from this offering were used to reimburse the treasury for electric generation projects previously completed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EARNINGS

THREE MONTHS ENDED DECEMBER 31, 1997

Earnings per common share for the three months ended December 31, 1997 reflect lower earnings in both the electric and gas businesses when compared to the three months ended December 31, 1996. This reduction is primarily due to an accrual for certain contractual obligations for key employees required as a result of the KeySpan Energy Corporation (formerly Brooklyn Union) merger and the Long Island Power Authority (LIPA) transaction, as discussed below in the section titled "Other Income and Deductions." The effects of these increased costs were partially offset by lower interest expense and a change in an electric ratemaking mechanism which eliminates the effects of seasonality on monthly operating income, as more fully discussed in the section titled "Rate Moderation Component."

NINE MONTHS ENDED DECEMBER 31, 1997

For the nine months ended December 31, 1997 the Company had overall higher earnings resulting from higher earnings in the electric business and slightly lower earnings in the gas business compared to the nine months ended December 31, 1996.

In the electric business, the increase in earnings for the nine months ended December 31, 1997, was primarily due to lower interest expense combined with the change in the ratemaking noted above. These positive impacts more than offset the effects of lower short-term interest income and the accruals discussed above.

The decrease in earnings in the gas business for the nine months ended December 31, 1997 resulted from lower short-term interest income and the accruals, noted above, partially offset by lower operations and maintenance expenses.

TWELVE MONTHS ENDED DECEMBER 31, 1997

For the twelve months ended December 31, 1997 the Company had higher earnings in both the electric and gas businesses when compared to the twelve months ended December 1996.

Electric business earnings increased for the twelve months ended December 31, 1997, primarily due to reductions in interest expense combined with the change to the ratemaking noted above, partially offset by lower short-term interest income and the accruals discussed above.

The increase in earnings in the gas business for the twelve months ended December 31, 1997, was primarily due to a one-time revenue enhancement relating to an Independent Power Producer contract and lower operation and maintenance expenses, partially offset by lower short-term interest income and the recognition of the accruals, noted above.


REVENUES

Electric

The increase in electric revenues of approximately $22.3 million and $15.6 million for the three and nine months ended December 31, 1997, respectively, when compared to the same periods in 1996, was due to higher sales volumes and higher fuel expense recoveries. The increase of approximately $14.1 million for the twelve months ended December 31, 1997, when compared to the same period in 1996, was due to higher fuel expense recoveries and higher system sales volumes, partially offset by lower sales to other utilities. Fluctuations in sales volumes are generally attributable to weather. The Company's electric rate structure eliminates the impact on earnings of sales volumes that are above or below adjudicated levels.

Gas

The increase in gas revenues of approximately $15.2 million for the three months ended December 31, 1997, when compared to the same period in 1996, was primarily due to higher gas fuel expense recoveries resulting from higher gas costs. System sales volumes were approximately the same during both periods.

The decreases in gas revenues of approximately $5.5 million and $17.1 million for the nine and twelve months ended December 31, 1997, respectively, when compared to the same periods in 1996, were primarily the result of lower fuel expense recoveries driven by lower sales volumes due to warmer weather experienced in 1997 compared to 1996. The portion of the decrease attributable to lower fuel expense has no effect on earnings as corresponding reductions in fuel expense offset the reduction in fuel expense recoveries. The lower sales volumes were partially offset by higher revenues from the transportation of gas for others. In the twelve months ended December 31, 1997, the decrease in revenues was partially offset by an enhancement to revenues relating to an Independent Purchased Power contract.

Variations in sales volumes resulting from weather have a limited impact on net revenues (revenues net of fuel expenses), as the Company's gas rate structure includes a weather normalization mechanism which mitigates the impact on net revenues of experiencing weather that is warmer or colder than normal.


FUEL AND PURCHASED POWER

Fuel and purchased power expenses for the three, nine and twelve months ended December 31, 1997 and 1996, were as follows:


            Three Months Ended       Nine Months Ended       Twelve Months Ended
            12/31/97   12/31/96     12/31/97   12/31/96     12/31/97   12/31/96
               (In Millions)           (In Millions)           (In Millions)

Electric System
 Oil            $ 30      $ 30          $ 80      $ 91          $117      $158
 Gas              48        45           166       131           205       138
 Nuclear           4         3            11        11            15        15
 Purchases        81        81           235       248           320       329
                  --        --           ---       ---           ---       ---
Total

  Electric       163       159           492       481           657       640

Gas System       102        87           171       172           308       323
                ----      ----          ----      ----          ----      ----
Total           $265      $246          $663      $653          $965      $963
                ====      ====          ====      ====          ====      ====


Electric System

THREE MONTHS ENDED DECEMBER 31, 1997

For the three months ended December 31, 1997, electric fuel costs increased, when compared to the same period in 1996. Higher system sales volumes and higher prices for gas used for electric generation contributed to this increase.

NINE MONTHS ENDED DECEMBER 31, 1997

For the nine months ended December 31, 1997, electric fuel costs increased, when compared to the same period in 1996 as a result of higher system sales volumes coupled with higher purchased power prices. This increase in electric fuel costs was mitigated, for the nine months ended December 31, 1997, as the Company was able to reduce purchases and oil fired generation by increasing production with more economical gas as a result of the completion in May 1997 of the conversion of an oil fired steam generating unit at Port Jefferson to dual-fuel capability.

TWELVE MONTHS ENDED DECEMBER 31, 1997

For the twelve months ended December 31, 1997, electric fuel costs increased, when compared to the same period in 1996, primarily as a result of higher purchased power prices. This increase in electric fuel costs was mitigated, for the twelve months ended December 31, 1997, as the Company was able to reduce purchases and oil fired generation by increasing production with gas as a result of the completion in May 1997 of the conversion of an oil fired steam generating unit at Port Jefferson to dual-fuel capability. Also contributing to this increase was the absence of profits generated by the sale of electric business unit gas supplies to non-traditional customers (off-system sales) primarily as a result of low demand for gas, brought about by the mild winter weather in the first three months of 1997. Profits from such gas sales offset the cost of fuel for electric generation, supporting the Company's goal of providing electric energy to customers at the lowest cost possible.

Of the Company's 11 steam generation units, nine burn natural gas; seven of which are also capable of burning oil. This dual-fuel capability provides the Company with the ability to burn the most cost efficient fuel available, consistent with seasonal and environmental requirements. In an effort to maximize the Company's operating flexibility, the Company is in the process of adding natural gas firing capability to one of its two remaining oil only steam generating units. Completion is scheduled for the spring of 1998.


Electric Energy Available

The percentages of total electric energy available by type of fuel for electric operations, for the three, nine and twelve months ended December 31, 1997 and 1996, were as follows:


          Three Months Ended        Nine Months Ended        Twelve Months Ended
         12/31/97    12/31/96      12/31/97    12/31/96     12/31/97    12/31/96
         --------    --------      --------    --------     --------    --------
Oil            23%         19%         17%         18%         18%         24%
Gas            27          32          40          31          38          25
Nuclear         9           6           8           8           9           9
Purchases      41          43          35          43          35          42
             ----         ----        ----        ----        ----        ---
Total         100%        100%        100%        100%        100%        100%
              ===         ===         ===         ===         ===         ===


The use of gas for electric generation decreased for the three months ended December 31, 1997 when compared to the same period in 1996 as fuel oil was more economical than gas and purchased power. For the nine and twelve months ended December 31, 1997, the use of gas for electric generation increased as gas became more economical than fuel oil and purchased power when compared to the same periods in 1996.

Gas System

THREE MONTHS ENDED DECEMBER 31, 1997

For the three months ended December 31, 1997, gas fuel costs increased for operating the gas business, when compared to the same period in 1996, as a result of an increase in average gas prices partially offset by the operation of the Gas Cost Adjustment (GCA) mechanism which permits the Company to increase or decrease the current year fuel expenses for differences between amounts collected in rates and amounts actually spent for fuel during the previous year. For the three months ended December 31, 1997, the amounts being refunded, via the GCA, were greater than that for the same period in 1996.

NINE AND TWELVE MONTHS ENDED DECEMBER 31, 1997

For the nine and twelve months ended December 31, 1997, gas fuel costs were lower than the prior year as a result of a decrease in sales volumes, lower average gas prices and the operation of the GCA mechanism. In addition, the amounts being refunded, via the GCA, were greater than that for the same periods in 1996.

OPERATIONS AND MAINTENANCE EXPENSES

For the three, nine and twelve months ended December 31, 1997, operations and maintenance (O&M) expenses, excluding fuel and purchased power, increased by $23.3 million, $14.1 million and $4.8 million, respectively, when compared to the same periods in 1996, principally as a result of the recognition of higher performance based employee incentives and higher provisions for doubtful accounts.

RATE MODERATION COMPONENT

The Rate Moderation Component (RMC) reflects the difference between the Company's electric revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. In addition, the RMC is adjusted monthly for the operation of the Company's Fuel Moderation Component
(FMC) mechanism and the difference between the Company's share of actual operating costs at Nine Mile Point 2 Nuclear Power Station (NMP2) and amounts provided for in electric rates.

For the three months ended December 31, 1997, the Company recorded a non-cash credit to income of approximately $10.7 million compared to a non-cash charge of $9.7 million in the same period in 1996. For the nine and twelve months ended December 31, 1997, the Company recorded non-cash charges to income of approximately $7.6 million and $13.5 million, respectively. For the nine and twelve months ended December 31, 1996, the Company recorded non-cash credits to income of approximately $8.9 million and $24.2 million, respectively.

In December 1997, the Company petitioned the Public Service Commission (PSC) to change the monthly amortization of the RMC to a method designed to compensate for seasonality in the electric business. Accordingly, effective December 1, 1997, the Company began recording the RMC amortization on a non-levelized basis. Previously, the Company had amortized the RMC on a straight line (levelized) basis over each 12 month period beginning December 1. As a result of the above change, for the three, nine and twelve months ended December 31, 1997, the Company recorded non-cash credits of $13.6 million more than it would have under the previous methodology. This change in methodology will continue to affect the comparability of quarterly earnings during the 12-month period ending December 31, 1998. It should be noted, however, that under this new methodology, the total RMC amortization for the rate year ended November 30, 1998, will be equal to the total RMC amortization under the previous method.

The Company continues to believe that the full amortization and recovery of the RMC balance, which at December 31, 1997, was approximately $386 million, will take place within the time frame established by the RMA, in accordance with the rate plans submitted to the PSC for the single rate year 1997 and the three year rate period 1997 through 1999. In December 1997, the Company received PSC approval to continue the RMC and the LILCO Ratemaking and Performance Plan
(LRPP) ratemaking mechanisms and incentives for the electric rate year ending November 30, 1997. In the event that the LIPA transaction is not consummated, the Company expects that the PSC will issue an order providing for, among other things, the continuing recovery, through rates, of the RMC balance, one of the Shoreham-related regulatory assets. If such an electric rate order is not obtained or does not provide for the continuing recovery of the RMC balance, the Company may be required to write-off the amount not expected to be provided for in rates. For a further discussion of the LIPA transaction, see the Joint Proxy Statement/Prospectus filed June 30, 1997.

For a further discussion of the RMC, RMA and FMC, see the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996.

OTHER REGULATORY AMORTIZATION

The components of other regulatory amortization, for the three, nine and twelve months ended December 31, 1997 and 1996, were as follows:

                                                       (In millions of dollars)
---------------------------------------------------------------------------------
                                   Three Months      Nine Months    Twelve Months
                                   1997     1996    1997    1996     1997    1996
---------------------------------------------------------------------------------
Net Margin                         $ -     $(43)     $13    $  5     $ 2     $  3
Amortization of LRPP Deferral        -       11        -      42       -       59
Excess Earnings - Electric          (7)      10       (5)     10       6       10
Excess Earnings - Gas               (3)       2        7       8       9       10
OTHER                               12       13       29      35      39       45
---------------------------------------------------------------------------------
                                   $ 2     $ (7)     $44    $100     $56     $127
---------------------------------------------------------------------------------

These variances are due to regulatory mechanisms and have no impact on earnings since they reflect the net deferral of income and expense resulting from the Company's ratemaking mechanisms discussed in further detail below.

NET MARGIN- An electric business unit revenue reconciliation mechanism, established under the LRPP, which eliminates the impact on earnings of experiencing sales that are above or below adjudicated levels by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from differences between actual and adjudicated net margin sales levels are deferred on a monthly basis during the rate year through a charge or credit to other regulatory amortization. These deferrals are then refunded to or recovered from ratepayers as explained below under "LRPP Amortization."

LRPP AMORTIZATION- As established under the LRPP, deferred balances resulting from the net margin, electric property tax reconciliation, earned performance incentives, and associated carrying charges are accumulated during each rate year. The first $15 million of the total deferral is recovered from or credited to electric ratepayers by increasing or decreasing the RMC balance. Amounts deferred in excess of $15 million, upon approval by the PSC, are refunded to or recovered from ratepayers through the FCA mechanism over the subsequent 12-month period, with the offset being recorded in other regulatory amortization.

For the three, nine and twelve months ended December 31, 1997, the amortization of the deferred LRPP balance in excess of $15 million related to the rate year ended November 30, 1995, has not begun, as the Company has yet to receive approval from the PSC to begin refunding the amount owed to its electric ratepayers. For the three, nine and twelve months ended December 31, 1996, the Company recognized $10.6 million, $42.4 million and $58.7 million, respectively, of non-cash charges to income representing the amortization of the deferred LRPP balance related to the rate year ended November 30, 1994. For a further discussion of the LRPP, see Note 3 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996.

EXCESS EARNINGS- Also recorded in other regulatory amortization, if applicable, are non-cash charges representing: (a) 100% of electric earnings generated by the Company in excess of amounts provided for in electric rates, which is returned to the electric ratepayer through a reduction to the RMC balance; and
(b) 50% of the gas earnings generated by the Company in excess of amounts provided for in gas rates, which will be returned to the gas ratepayers through a reduction in the amount due from gas ratepayers related to manufactured gas plant site (MGP) clean-up costs. These rate year excess earnings are calculated and recorded on the Company's books on a quarterly basis to reflect the Company's best estimate of amounts earned in excess of the Company's 11% allowed return on common equity. As a result of these quarterly measurements, which, for example, in March represent four months of actual results and eight months of projected results, it is not uncommon to have increases or decreases during the year.

OPERATING TAXES

For the three, nine, and twelve months ended December 31, 1997, operating taxes decreased compared to the same periods in the prior year, primarily as a result of the expiration, at December 31, 1996, of the Corporate Tax Surcharge.

FEDERAL INCOME TAX

For the three month period ended December 31, 1997, federal income tax (FIT) expense decreased as a result of lower pre-tax book income. For the nine and twelve month periods ended December 31, 1997, FIT expense increased as a result of higher pre-tax book income.

The current operating portion of the FIT liability, for the three months ended December 31, 1997, totaled $20.4 million, of which $15.3 million was Alternative Minimum Tax (AMT). The operating FIT liability, for the nine months ended December 31, 1997, totaled $64.1 million, of which $36.2 million was AMT. The operating FIT liability, for the twelve months ended December 31, 1997, totaled $87.5 million, of which $67.4 million was AMT. The increase in the FIT liability over the comparable periods last year was primarily attributable to the Company's full utilization of the AMT net operating loss carryforwards during 1996.


OTHER INCOME AND DEDUCTIONS

Other income and deductions decreased for the three, nine and twelve months ended December 31, 1997 when compared to the same periods in 1996, primarily as a result of the Company's accrual of certain contractual obligations for key employees, required as a result of the KeySpan merger and the LIPA transaction. The nine and twelve month decreases were also affected by lower interest income from short-term investments and lower fuel incentives.

INTEREST EXPENSE

Interest expense decreased for the three, nine and twelve months ended December 31, 1997, when compared to the same periods in 1996, as a result of lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and cash equivalents amounted to approximately $180 million, compared to $65 million at March 31, 1997. This increase in cash and cash equivalents was primarily attributable to cash generated from operations exceeding the Company's operating, construction and dividend requirements. In addition, the Company received net proceeds of approximately $24.5 million, from the sales of tax-exempt bonds, to reimburse the treasury for amounts previously expended on electric generation projects.

At December 31, 1997, March 31, 1997 and December 31, 1996, the Company's capitalization and ratios were as follows:

                                                         (In millions of dollars)
--------------------------------------------------------------------------------
                             12/31/97          3/31/97             12/31/96
                        AMOUNT    PERCENT  AMOUNT   PERCENT   AMOUNT     PERCENT
--------------------------------------------------------------------------------
Long-term debt          $4,483      57.5  $4,458      57.8     $4,708       59.3
Preferred stock            702       9.0     703       9.1        703        8.9
Common shareowners'
 EQUITY                  2,609      33.5   2,549      33.1      2,523       31.8
--------------------------------------------------------------------------------
                        $7,794     100.0  $7,710     100.0     $7,934      100.0
--------------------------------------------------------------------------------

A $250 million line of credit, secured by a first lien upon the Company's accounts receivable and fuel oil inventories, is available to the Company under its Revolving Credit Agreement (RCA). The lending banks participating in the RCA have agreed to extend their commitments through October 1, 1998. In July 1997, the Company utilized $40 million in interim financing under the RCA, which was repaid in August 1997. The Company will, in order to satisfy short-term cash requirements, continue to avail itself of such interim financing through the RCA, as necessary.

The Company has no current plans to access the capital markets for financing as cash from operations and/or on hand, should be sufficient to meet operating requirements and debt maturities through December 31, 1998, including $100 million of General and Refunding Bonds maturing April 15, 1998. The Company may, however utilize short term borrowings above its line of credit to meet costs and expenses anticipated to be incurred in conjunction with the Keyspan merger and/or LIPA transaction.

CAPITAL REQUIREMENTS AND CAPITAL PROVIDED

Capital requirements and capital provided, for the three, nine and twelve months ended December 31, 1997, were as follows:

                                                            (In millions of dollars)
----------------------------------------------------------------------------------------
                     Three Months Ended       Nine Months Ended      Twelve Months Ended
                      December 31, 1997       December 31, 1997        December 31, 1997
----------------------------------------------------------------------------------------
Capital Requirements
Construction                 $84                    $202                        $252
----------------------------------------------------------------------------------------

Redemptions and Dividends
Long-term debt                 1                       1                         251
Preferred stock                -                       1                           1
Preferred stock dividends     13                      39                          52
Common stock dividends        54                     162                         216
----------------------------------------------------------------------------------------

Total Redemption and
  Dividends                   68                     203                         520
----------------------------------------------------------------------------------------

Shoreham post-settlement
  Costs                        9                      30                          40
----------------------------------------------------------------------------------------

Total Capital Requirements  $161                    $435                        $812
========================================================================================

Capital Provided

Cash from operations         $192                   $545                        $703
(Increase) Decrease in cash
  balances                    (59)                  (115)                        100
Long term debt issued          25                     25                          25
Common stock issued             5                     14                          18
Hedge funding                   -                    (30)                        (30)
Other investing and financing
  Activities                   (2)                    (4)                         (4)
----------------------------------------------------------------------------------------

Total Capital Provided       $161                   $435                        $812
========================================================================================



For further information, see the Statement of Cash Flows.


RATE MATTERS

For a discussion of Rate Matters, see Note 3 of Notes to Financial Statements.

KEYSPAN ENERGY CORPORATION (FORMERLY BROOKLYN UNION) TRANSACTION

For a further discussion on the KeySpan Energy Corporation transaction, see Note 3 of Notes to Financial Statements.

LONG ISLAND POWER AUTHORITY TRANSACTION

For a further  discussion on the Long Island Power  Authority  transaction,  see
Note 2 of Notes to Financial Statements.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, bill ratepayers, or engage in similar normal business activities.

The company embarked on a program in 1996 to complete Year 2000 compliance by year-end 1998. The Company currently expects to spend approximately $10 million, consisting of $7 million to modify application systems and $3 million on overall non-information technology systems, to be expended over a three year period (1997-1999). As of December 31, 1997, $3.75 million of the $7 million, referred to above, has been expended in investigating and modifying software. This effort is scheduled to be completed in 1998 and testing will continue into early 1999. A corporate-wide program has been established to review all software, hardware and associated compliance plans. The readiness of suppliers and vendor systems is also under review. Contingency and business continuation plans are being prepared and will be reviewed periodically.

The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement supersedes APB Opinion No. 15, "Earnings Per Share" and simplifies the computation of earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 at December 31, 1997.

The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). The Company will adopt SFAS No. 130 on April 1, 1998, and does not expect any material effect on its financial statements from adoption of the statement.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include the proposed transactions with The KeySpan Energy Corporation and LIPA as discussed under the heading "KeySpan Energy Corporation Transaction" and "Long Island Power Authority Transactions", state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein, in the Company's Annual Report on Form 10-K/A filed June 30, 1997, for the year ended December 31, 1996, the Joint Proxy Statement/Prospectus filed June 30, 1997, or in other reports filed by the Company with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None

ITEM 2.     CHANGES IN SECURITIES

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      *10(a) Indenture of Trust dated as of December 1, 1997 by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds.

                    Participation Agreement dated as of December 1, 1997 by and between NYSERDA and the Company relating to the 1997 Electric Facilities Revenue Bonds.

      *10(b) Executive Retention Agreement dated as of July 1, 1997 by and between the Company and Theodore
                  A. Babcock, Vice President and Treasurer, which agreement is substantially the same as Executive Retention Agreement by and between the Company and (1) Michael E. Bray, Senior Vice President; (2) Charles A. Daverio, Vice President; (3) Jane A. Fernandez, Vice
                  President; (4) Joseph E. Fontana, Vice President and Controller; (5) Robert X. Kelleher, Senior Vice President; (6) Howard A. Kosel, Vice President; (7) John D. Leonard, Jr., Vice President; (8) Adam M. Madsen, Senior Vice President; (9) Kathleen A. Marion, Vice President; (10) Brian R. McCaffrey, Vice President; (11) Joseph W. McDonnell, Senior Vice President; (12) Leonard P. Novello, Senior Vice President and General Counsel; (13) Anthony Nozzolillo, Senior Vice President and Chief Financial Officer; (14) Richard Reichler, Vice President; (15) William G. Schiffmacher, Senior Vice President; (16) Werner J.
                  Schweiger, Vice President; (17) Richard M. Siegel, Vice President; (18) Robert B. Steger, Senior Vice President; (19) William E. Steiger, Jr., Vice President, and (20) Edward J. Youngling, Senior Vice President.

      *27 Financial Data Schedule UT for the nine-month period ended December 31, 1997.

(B)   REPORTS ON FORM 8-K

      In its current report on Form 8-K dated December 31, 1997, the Company provided unaudited pro forma combined condensed financial information for LILCO and KeySpan at September 30, 1997 and for the twelve months ended September 30, 1997.



*Filed Herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LONG ISLAND LIGHTING COMPANY
                                                (Registrant)


                                            BY /S/ ANTHONY NOZZOLILLO
                                            -------------------------
                                             Senior Vice President and
                                            Principal Financial Officer


Dated: February 17, 1998

                                 EXHIBIT INDEX


Exhibit No.

10(a) Indenture of Trust dated as of December 1, 1997 by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds begins on page 32.

            Participation Agreement dated as of December 1, 1997 by and between NYSERDA and the Company relating to the 1997 Electric Facilities Revenue Bonds begins on page 158.

10(b) Executive Retention Agreement dated as of July 1, 1997 by and between the Company and Theodore A. Babcock, Vice President, which agreement is substantially the same as Executive Retention Agreement by and between the Company and (1) Michael E. Bray, Senior Vice President;
          (2) Charles A. Daverio, Vice President; (3) Jane A. Fernandez, Vice President; (4) Joseph E. Fontana, Vice President and Controller; (5) Robert X. Kelleher, Senior Vice President; (6) Howard A. Kosel, Vice President; (7) John D. Leonard, Jr., Vice President; (8) Adam M. Madsen, Senior Vice President; (9) Kathleen A. Marion, Vice President;
          (10) Brian R. McCaffrey, Vice President; (11) Joseph W. McDonnell, Senior Vice President; (12) Leonard P. Novello, Senior Vice President and General Counsel; (13) Anthony Nozzolillo, Senior Vice President and Chief Financial Officer; (14) Richard Reichler, Vice President;
          (15) William G. Schiffmacher, Senior Vice President; (16) Werner J. Schweiger, Vice President; (17) Richard M. Siegel, Vice President;
          (18) Robert B. Steger, Senior Vice President; (19) William E. Steiger, Jr., Vice President, and (20) Edward J. Youngling, Senior Vice President, begins on page 190.

27 Financial Data Schedule UT for the nine-month period ended December 31, 1997 begins on page 211.