Form 10-Q
period 1998-06-30
LONG ISLAND LIGHTING CO
filed 1998-08-19
CIK 60251

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

                 For the quarterly period ended June 30, 1998

                         Commission file number 1-3571

                         LONG ISLAND LIGHTING COMPANY

              Incorporated pursuant to the Laws of New York State

       Internal Revenue Service - Employer Identification No. 11-1019782

                   333 Earle Ovington Boulevard, Suite 403,
                           Uniondale, New York 11553
                                (516) 222-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                              Yes  X     No
                                  ---

The total number of shares of the registrant's Common Stock $1 par value, outstanding on June 30, 1998, was 100.

                         Long Island Lighting Company

                                                                      Page No.
                                                                      --------

Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

               Statement of Operations                                     2

               Balance Sheet                                             3-4

               Statement of Cash Flows                                     5

               Notes to Financial Statements                            6-12

      Item 2 - Management's Discussion and Analysis of

               Financial Condition and Results of Operations           13-17

Part II - OTHER INFORMATION                                               18

      Item 1 - Legal Proceedings                                          18

      Item 2 - Changes in Securities                                      18

      Item 3 - Defaults upon Senior Securities                            18

      Item 4 - Submission of Matters to a Vote of Security Holders        18

      Item 5 - Other Information                                          18

      Item 6 - Exhibits and Reports on Form 8-K                           18

      Signature                                                           22

                         LONG ISLAND LIGHTING COMPANY                          2

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
               (THOUSANDS OF DOLLARS - EXCEPT SHARE INFORMATION)


                                                             SUCCESSOR
                                                              COMPANY                  PREDECESSOR COMPANY
                                                           -------------       ---------------------------------
                                                                                                   THREE MONTHS
                                                           MAY 29, 1998 TO     APRIL 1, 1998 TO        ENDED
                                                           JUNE 30, 1998       MAY 28, 1998        JUNE 30, 1997
                                                           -------------       ---------------------------------

Revenue - Electric                                         $     202,739       $     330,011       $     560,086

EXPENSES
Operations - fuel and purchased power                             66,787              91,762             148,586
Operations and maintenance                                        34,683              68,993              98,790
Depreciation and amortization                                     17,719              22,986              32,228
Base financial component amortization                               --                16,014              25,243
Rate moderation component amortization                              --               (39,574)              9,198
Regulatory liability component amortization                         --               (14,048)            (22,143)
Other regulatory amortization                                       --                14,694               4,082
Operating taxes                                                   31,049              60,885              92,635
Federal income tax - current                                        --               (79,081)             26,398
Federal income tax - deferred and other                             --                 1,219               8,571
                                                           -------------       -------------       -------------
Total Expenses                                                   150,238             143,850             423,588
                                                           -------------       -------------       -------------
OPERATING INCOME                                                  52,501             186,161             136,498
                                                           -------------       -------------       -------------

OTHER INCOME AND (DEDUCTIONS)
Other income and deductions, net                                   5,396              89,205               4,163
Allowance for other funds used during construction                  --                   374                 789
Federal income tax - current                                        --               (62,303)               --
Federal income tax - deferred and other                             --              (185,541)               (630)
                                                           -------------       -------------       -------------
Total Other Income and (Deductions)                                5,396            (158,265)              4,322
                                                           -------------       -------------       -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INTEREST CHARGES                                        57,897              27,896             140,820
                                                           -------------       -------------       -------------


INTEREST CHARGES AND (CREDITS)
Interest on long term debt                                        14,082              61,852              96,924
Interest on note payable to LIPA                                  20,563                --                  --
Other interest                                                       906               4,206               7,266
Allowance for borrowed funds used during construction               (163)               (540)               (865)
                                                           -------------       -------------       -------------
TOTAL INTEREST CHARGES                                            35,388              65,518             103,325
                                                           -------------       -------------       -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          22,509             (37,622)             37,495

Income from discontinued operations net of
   taxes of zero, ($42,651), and $1,732, respectively               --                36,225               7,666
                                                           -------------       -------------       -------------

NET INCOME (LOSS)                                                 22,509              (1,397)             45,161
Preferred stock dividend requirements                               --                 8,037              12,968
                                                           -------------       -------------       -------------
EARNINGS (LOSS) FOR COMMON STOCK                                  22,509              (9,434)             32,193
                                                           -------------       -------------       -------------
AVERAGE COMMON SHARES OUTSTANDING                                    100         121,822,647         121,146,042
BASIC AND DILUTED EARNINGS PER COMMON SHARE                $     225,090              ($0.08)      $        0.26

DIVIDENDS DECLARED PER COMMON STOCK                                 --                  .445                .445



  The accompanying notes are an integral part of these financial statements.

                          LONG ISLAND LIGHTING COMPANY                         3

                                 BALANCE SHEET
                             (Thousands of Dollars)

                                                              Successor       Predecessor
                                                               Company          Company
                                                            -------------    --------------
                                                            June 30, 1998    March 31, 1998
                                                             (unaudited)
                                                            -------------    --------------
Assets

Utility Plant

Electric                                                       $ 1,954,664   $ 4,031,510
Gas                                                                      -     1,233,281
Common                                                                   -       290,221
Construction work in progress                                       91,634       118,808
Nuclear fuel in process and in reactor                              18,084        18,119
                                                               -----------   -----------
                                                                 2,064,382     5,691,939
Less- Accumulated depreciation and amortization                      7,570     1,877,858
                                                               -----------   -----------
Total Net Utility Plant                                          2,056,812     3,814,081
                                                               -----------   -----------

Regulatory Assets

Base financial component, net of accumulated amortization of
   $883,496 at March 31, 1998                                            -     3,155,334
Rate moderation component                                                -       434,004
Shoreham post-settlement costs                                           -     1,005,316
Shoreham nuclear fuel                                                    -        66,455
Unamortized cost of issuing securities                                   -       159,941
Postretirement benefits other than pensions                              -       340,109
Regulatory tax asset                                                     -     1,737,932
Other                                                                    -       192,763
                                                               -----------   -----------
Total Regulatory Assets                                                  -     7,091,854
                                                               -----------   -----------

Current Assets

Cash and cash equivalents                                          530,024       180,919
Special deposits                                                         -        95,790
Customer accounts receivable (less allowance for doubtful
   accounts of $19,222 and $23,483)                                167,644       297,889
Other accounts receivable                                            6,403        43,744
Accrued unbilled revenues                                           87,487       124,464
Materials and supplies at average cost                                   -        54,883
Fuel oil at average cost                                                 -        32,142
Gas in storage at average cost                                           -        14,634
Prepayments and other current assets                                15,521        13,807
                                                               -----------   -----------
Total Current Assets                                               807,079       858,272
                                                               -----------   -----------

Promissory note receivable                                       1,078,467             -
                                                               -----------   -----------
Designated funds                                                   302,702             -
                                                               -----------   -----------
Nonutility Property and Other investments                           19,025        50,816
                                                               -----------   -----------
Deferred Charges                                                    55,862        85,702
                                                               -----------   -----------
Acquisition adjustment (net of accumulated amortization

   of $10,149 at June 30,1998)                                   4,041,790             -
                                                               -----------   -----------
Total Assets                                                   $ 8,361,737   $11,900,725
                                                               -----------   -----------



   The accompanying notes are an integral part of these financial statements.

                         Long Island Lighting Company                          4

                                Balance Sheet
                            (Thousands of Dollars)


                                                     Successor     Predecessor
                                                      Company        Company
                                                    ------------   ------------
                                                   June 30, 1998  March 31, 1998
                                                    (unaudited)
                                                    ------------   ------------
Capitalization
Long-term debt                                      $  3,331,074   $  4,395,555
Unamortized discount on debt                                --          (13,606)
Note Payable - LIPA                                    4,769,052           --
                                                    ------------   ------------
                                                       8,100,126      4,381,949
                                                    ------------   ------------

Preferred Stock - redemption required                       --          562,600
                                                    ------------   ------------

Common stock                                                --          608,635
Premium on capital stock                                    --        1,146,425
Capital stock expense                                       --          (47,501)
Retained earnings                                         22,509        956,092
Treasury stock, at cost                                     --           (1,204)
                                                    ------------   ------------
Total Common Shareowners' Equity                          22,509      2,662,447
                                                    ------------   ------------
Total Capitalization                                   8,122,635      7,606,996
                                                    ------------   ------------

Regulatory Liabilities
Regulatory liability component                              --           99,199
1989 Settlement credits                                     --           59,397
Regulatory tax liability                                    --           78,913
Other                                                       --          151,922
                                                    ------------   ------------
Total Regulatory Liabilities                                --          389,431
                                                    ------------   ------------

Current Liabilities
Current maturities of long-term debt                        --          101,000
Current redemption requirements of preferred stock          --          139,374
Due to LIPA                                               55,009           --
Due to MarketSpan                                        128,125           --
Accounts payable and accrued expenses                       --          228,583
LRPP payable                                                --           30,118
Accrued taxes                                              2,352         34,753
Accrued interest                                          19,820        146,607
Dividends payable                                           --           58,748
Class Settlement                                            --           60,000
Customer deposits                                         23,635         28,627
                                                    ------------   ------------
Total Current Liabilities                                228,941        827,810
                                                    ------------   ------------

Deferred Credits
Deferred federal income tax - net                           --        2,539,364
Class Settlement                                            --           46,940
Other                                                      7,541         22,529
                                                    ------------   ------------
Total Deferred Credits                                     7,541      2,608,833
                                                    ------------   ------------

Operating Reserves
Pensions and other postretirement benefits                  --          401,401
Claims and damages                                         2,620         66,254
                                                    ------------   ------------
Total Operating Reserves                                   2,620        467,655
                                                    ------------   ------------

Commitments and Contingencies

                                                    ------------   ------------
Total Capitalization and Liabilities                $  8,361,737   $ 11,900,725
                                                    ------------   ------------


   The accompanying notes are an integral part of these financial statements.

                          LONG ISLAND LIGHTING COMPANY                         5

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Thousands of Dollars)


                                                          Successor
                                                           Company               Predecessor Company
                                                         ---------------  ----------------------------------
                                                                                                Three Months
                                                         May 29, 1998 to  April 1, 1998 to          Ended
                                                          June 30, 1998     May 28, 1998       June 30, 1997
                                                         ---------------------------------------------------
Operating Activities

Net Income                                                 $ 22,509         $   (1,397)         $  45,161
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities

Depreciation and amortization                                17,719             27,743             38,893
Base financial component amortization                             -             16,014             25,243
Rate moderation component amortization                            -            (39,574)             9,198
Regulatory liability component amortization                       -           (131,834)           (22,143)
Other regulatory amortization                                     -             14,858             13,052
Rate moderation component carrying charges                        -             (6,411)            (5,981)
Class Settlement                                                  -              2,018              4,199
Amortization of cost of issuing and redeeming securities        351              4,964              7,934
Federal income tax - deferred and other                           -             56,966             10,551
Allowance for other funds used during construction             (163)              (418)              (958)
Pensions and Other Post Retirement Benefits                       -             12,873                  -
Gas Cost Adjustment                                               -              5,369              2,512
Other                                                        (1,110)            36,099             23,066
Changes in operating assets and liabilities
   Accounts receivable, net                                  (2,370)            53,765             58,525
   Accrued unbilled revenues                                (12,846)            47,465             (1,580)
   Materials and supplies, fuel oil and gas in storage            -            (31,238)           (31,174)
   Accounts payable and accrued expenses                          -             21,068             33,485
   Net change in due to LIPA and MarketSpan                 (36,372)                 -                  -
   Pensions and other post retirement benefits                    -           (250,000)                 -
   Accrued taxes                                              2,352             15,924             (8,087)
   Accrued interest                                          19,820            (38,393)                 -
   Class Settlement                                               -             (6,918)           (10,639)
   Special deposits                                               -             66,492            (30,285)
   Other                                                      7,452            (54,725)           (27,288)
Net Cash Provided by (used in) Operating Activities          17,342           (179,290)           133,684

Investing Activities
Construction and nuclear fuel expenditures                   (8,793)           (66,493)           (69,219)
Shoreham post settlement costs                                    -             (6,650)           (11,983)
Establish designated funds                                 (302,702)                 -                  -
Merger costs, net of cash transferred                       (62,159)                 -                  -
Other                                                             -             (2,009)               221
                                                         -----------        ----------          ---------
Net Cash Used in Investing Activities                       (373,654)          (75,152)           (80,981)
                                                         -----------        ----------          ---------


Financing Activities
Proceeds from sale of common stock                                 -             4,184              4,309
Acquisition of common stock                               (2,497,500)                -                  -
Issuance of notes payable                                          -           350,000                  -
Proceeds of note payable - parent                          4,949,528                 -                  -
Repayment of note payable-parent                            (180,476)                -                  -
Redemption of long-term debt                              (1,186,000)         (100,000)                 -
Issuance of preferred stock                                        -            75,000                  -
Redemption  of preferred stock                              (221,600)         (116,390)                 -
Bond issuance costs                                          (48,627)                -                  -
Preferred stock dividends paid                                     -            (5,711)           (12,968)
Common stock dividends paid                                        -           (54,147)           (53,844)
Other                                                         (3,989)           (2,749)              (729)
                                                         -----------        ----------          ---------
Net cash Provided by (used in) Financing Activities          811,336           150,187            (63,232)
                                                         -----------        ----------          ---------
Net Increase (Decrease) in Cash and Cash Equivalents         455,024          (104,255)           (10,529)
Cash and cash equivalents at beginning of period              75,000           180,919             64,539
                                                         -----------        ----------          ---------
Cash and cash equivalents at end of period               $   530,024        $   76,664          $  54,010
                                                         -----------        ----------          ---------


   The accompanying notes are an integral part of these financial statements.

Long Island Lighting Company                                                   6

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

1.    Basis of Presentation

      These Notes to Financial Statements reflect events subsequent to May 22, 1998, the date of the most recent Report of Independent Accountants, through the date of this Report on Form 10-Q for the three months ended June 30, 1998. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 1998 and the Long Island Lighting Company (the "Company" or LILCO) Audited Financial Statements for the year ended March 31, 1998, and the transition period from January 1, 1997 to March 31, 1997. In addition, please refer to the discussion following regarding the change in control of the Company on May 28, 1998.

      The financial information as of June 30, 1998 and 1997 and for the periods in the three months then ended is unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the periods presented. Operating results for any of the periods presented are not necessarily indicative of results to be expected for the entire year due to the seasonal nature of the electric business.

2.    Change in Control

      On May 28, 1998, LIPA Acquisition Corp., a wholly-owned subsidiary of Long Island Power Authority ("LIPA" or the "Authority"), was merged with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated as of June 26, 1997, by and among the Company, MarketSpan Corporation (formerly known as BL Holding Corp., "MarketSpan"), LIPA and LIPA Acquisition Corp., (the "Merger Agreement"). As a result of the Merger, LIPA became the holder of 100 shares of the Company's common stock, representing 100% of the outstanding voting securities of the Company. The former holders of the Company's common stock, which was widely held by the public, received a pro-rata share of (i) cash consideration of $2,497,500,000 and (ii) 3,440,625 shares of the common stock of MarketSpan, which were received by the Company in exchange for certain assets of the Company transferred to subsidiaries of MarketSpan. Pursuant to the Merger Agreement, the former holders of the Company's common stock (other than holders of dissenting shares) were deemed to have subscribed for additional shares of the common stock of MarketSpan, with an aggregate purchase price equal to the cash consideration. In order to effect the Merger, it was necessary to (i) retire all shares of the Company's preferred stock, whether by conversion, redemption or cancellation, and (ii) redeem certain of the Company's bonds, at an additional cost to LIPA of approximately $1,556,900,000. The cash consideration required for the Merger was obtained by LIPA from the proceeds of the issuance and sale of its Electric System General Revenue Bonds, Series 1998A and Electric System Subordinated Revenue Bonds, Series 1 through Series 6. The proceeds from the sale of the bonds were then passed by LIPA to the Company in exchange for a promissory note of approximately $4,949,000,000. As a result of the Merger, there was a change in control of the Company which effectively resulted in the creation of a new reporting entity (the "Successor Company"). Accordingly, the accompanying financial statements for the periods prior to and including May 28, 1998 (the "Predecessor Company") are not comparable to the financial statements presented subsequent to May 28, 1998. A black line has been drawn on the accompanying financial statements to distinguish between the Successor Company and Predecessor Company

Long Island Lighting Company                                                   7

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

      balances and activity.

      Pursuant to the Merger Agreement, on May 28, 1998, immediately prior to the Merger, all of the assets of the Company employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by the Company in the operation and management of its electric transmission and distribution business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to MarketSpan and transferred to the following wholly-owned subsidiaries of MarketSpan (the "Transferee Subsidiaries") at MarketSpan's direction: MarketSpan Gas Corporation (d/b/a Brooklyn Union), MarketSpan Trading Services LLC, MarketSpan Generation LLC, MarketSpan Corporate Services LLC, MarketSpan Utility Services LLC, and MarketSpan Electric Services LLC, each a New York corporation or limited liability company, and MarketSpan Finance Corporation, a Vermont corporation (the "Transfer"). The consideration for the Transferred Assets consisted of (i) 3,440,625 shares of the common stock of MarketSpan Corporation, (ii) 553,000 shares of the Series B Preferred Stock of MarketSpan, (iii) 197,000 shares of the Series C Preferred Stock of MarketSpan, and (iv) promissory notes of $962,900,000. The interest rate and timing of principal and interest payments on the promissory notes from MarketSpan are identical to the terms of certain Predecessor Company indebtedness assumed by the Successor Company in the Merger, but issued to finance assets transferred to MarketSpan subsidiaries. MarketSpan will make principal and interest payments to the Successor Company, when due, and the Successor Company will transfer those amounts to debtholders.

      The value of the consideration was determined by MarketSpan and the Company to be equal to the net fair market value of the Transferred Assets. The Transfer was effected by a Bill of Sale, dated as of May 28, 1998, made and executed by the Company and acknowledged by MarketSpan. The remaining assets and liabilities of the Company acquired by LIPA consist of: (i) the Company's electric transmission and distribution system, (ii) its net investment in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2"), (iii) certain regulatory assets and liabilities associated with its electric business, (iv) allocated accounts receivable and other assets and liabilities and (v) substantially all of its long-term debt.

      The financial statements for the Successor Company include the push down of LIPA's basis, including costs related to the acquisition, in the assets acquired and liabilities assumed. Because of the manner in which the Successor Company's rates and charges will be established by LIPA, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. Because the New York State Public Service Commission will no longer have regulatory oversight of the Successor Company, all regulatory assets and liabilities, as well as the amortization of those assets and liabilities, were eliminated from the financial statements for the periods after May 29, 1998. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period, the weighted average useful life of the net plant assets acquired.

Long Island Lighting Company                                                   8

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

      LIPA was established as a corporate municipal instrumentality of the State of New York, constituting a political subdivision of the State, created by Chapter 517 of the Laws of 1986. As such, it is a component unit of the State and is included in the State's annual financial statements. As a wholly-owned subsidiary of LIPA, the Successor Company is exempt from Federal, state and local income taxes. In addition, effective May 29, 1998, the Successor Company's financial statements have been prepared in accordance with standards applicable to governmental entities.

3.    Discontinued Operations

      The income statement of the Predecessor Company for the period April 1, 1998 to May 28, 1998 has been prepared to present the gas business (as transferred to MarketSpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of APB
      30. The income statement for the three months ended June 30, 1997, has also been restated to present the gas business in a similar manner.

      The income from discontinued operations includes revenue from the gas business of approximately $79,979,000 and $104,402,000 for the period April 1, 1998 to May 28, 1998, and the three months ended June 30, 1997, respectively.

4.    Commitments and Contingencies

      The cash consideration portion of the Merger Agreement was based upon preliminary estimated values of the LIPA acquired assets and assumed liabilities, as reflected in the financial records of the Predecessor Company at May 28, 1998. The promissory notes from MarketSpan have been adjusted at May 28, 1998 to reflect the refinement of estimated values as of that date. The promissory notes from MarketSpan will be further adjusted, pursuant to the Merger Agreement, based upon a final determination of the actual value of acquired net assets as of that date as agreed to by the Successor Company and MarketSpan.

5.    Capitalization

      On May 29,1998, the Company received approximately $4,949,000,000 from LIPA in exchange for a promissory note. The interest rate on the note is equal to the interest rate paid by LIPA on certain bonds issued to the public ( 5.7% at June 30,1998) and the note will be repaid through revenues collected by the Successor Company from electric customers. The note is collateralized by those revenues. The proceeds of this note were used primarily to (i) repay certain debt of $1,186,000,000, (ii) redeem preferred stock of $339,100,000 (iii) establish certain restricted funds of $311,495,000 and (iv) to acquire all of the then outstanding common stock of the Company for $2,497,500,000.

6.    Management Fees and Contract Costs

      The expenses of the Successor Company for the period May 29,1998 to June 30,1998 reflect charges by LIPA of management fees equal to the LIPA employee and overhead costs, as well as the costs of certain contracts entered into by the Successor Company with MarketSpan for the management of its

Long Island Lighting Company                                                   9

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

      assets.

7.    Reclassifications

      Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

8.    Rate Matters

      Effective May 28, 1998, LIPA adopted a new rate structure for the Successor Company which immediately reduced electric rates in its service area by an average of 20%. Under current New York law, LIPA is empowered to set rates for electric service in the Successor Company's service area without being required by law to obtain the approval of the New York State Public Service Commission (the "PSC") or any other State regulatory body. However, LIPA has agreed, in connection with the approval of the Merger by the New York State Public Authorities Control Board (the "PACB"), that it will not impose any permanent increase, nor extend or reestablish any portion of a temporary rate increase, in average customer rates over a 12 month period in excess of 2.5% without approval of the PSC, following a full evidentiary hearing. Another of the PACB conditions requires that LIPA reduce average rates within the Successor Company's service area by no less than 14% over a ten year period commencing on the date when the Successor Company began providing electric service, when measured against the Predecessor Company's base rates in effect on July 16, 1997 (excluding the impact of the Shoreham tax settlement, but adjusted to reflect emergency conditions and extraordinary unforeseeable events.)

      The LIPA Act requires that any bond resolution of the Authority contain a covenant that it will at all times maintain rates, fees or charges for the Successor Company sufficient to pay the costs of operation and maintenance of facilities owned or operated for the Successor Company; payments in lieu of taxes; renewals, replacements and capital additions; the principal of and interest on any obligations issued pursuant to such resolution as the same become due and payable, and to establish or maintain any reserves or other funds or accounts required or established by or pursuant to the terms of such resolution.

      Absent emergency conditions and unforeseeable events, LIPA expects to achieve an average rate reduction of no less than 14% over the ten year period for customers of the Successor Company, commencing on the date of the Merger and LIPA does not expect to need to increase average Successor Company customer rates in excess of 2.5% over any 12 month period during the ten-year period following the Merger. For purposes of determining compliance with the 2.5% and 14% PACB conditions described in the preceding paragraph, LIPA has interpreted the PACB conditions as allowing the exclusion of increases in the cost of electricity paid by Successor Company's customers related to the Shoreham settlement, other pass-through adjustments and any decreases related to the RICO credits. LIPA believes that it will be able to satisfy the 14% PACB condition and that it will be able to obtain any PSC approvals necessary to comply with its obligations under the LIPA Act and under the Authority's bond resolutions. If either the PSC or the PACB were to disagree with LIPA's interpretation of the PACB conditions, it may influence the timing and size of rate increases

Long Island Lighting Company                                                  10

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

      implemented by LIPA and the Successor Company and/or require (i) the modification of that portion of LIPA's plan of finance which contemplates the accelerated retirement of debt, (ii) the withdrawal of funds from the Rate Stabilization Fund to avoid or minimize rate increases, or (iii) other action necessary to meet the conditions of the PACB approval.

      The average system revenue requirement based on the Successor Company's initial base rates set by LIPA versus the Predecessor Company's pre-Merger average system revenue requirements, are presented in the table below.

AVERAGE SYSTEM REVENUES AND REDUCTIONS (1)

-----------------------------------------------------------------------------------------------------------
                                                               Nassau/Rockaway          Suffolk County
                                      System Average             Customers                 Customers
-----------------------------------------------------------------------------------------------------------
                                    Cents                    Cents                    Cents
                                    per       Percent        per       Percent        per         Percent
                                    kWH       Reduction      kWH       Reduction      kWH         Reduction
-----------------------------------------------------------------------------------------------------------
Predecessor Company's
Pre-Merger Average System
Revenue Requirements                15.23         -          15.23         -          15.23              -
-----------------------------------------------------------------------------------------------------------
Less:  Successor Company's
Base Savings                        (2.53)       16.60       (2.53)       16.60       (2.53)          16.60
-----------------------------------------------------------------------------------------------------------
Less:  Shoreham Credits              (.52)        3.40        (.66)        4.30        (.38)           2.50
                                     -----        ----        -----        ----        -----           ----
-----------------------------------------------------------------------------------------------------------
Successor Company's Average
System Revenue
Requirements                        12.18        20.00       12.04        20.90       12.32           19.10
                                    -----        -----       -----        -----       -----           -----
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
1 Reflects average revenues for all retail customers.  All values exclude effects of RICO credits.
-----------------------------------------------------------------------------------------------------------



      The Successor Company's initial rates are largely based on the Predecessor Company's pre-Merger rate design. In addition, the Successor Company's rates include a fuel and purchased power cost adjustment ("FPPCA"), a payment in lieu of taxes ("PILOT") payments recovery rider, the Shoreham Credits and provide for the Suffolk Surcharge.

      The Successor Company's rates include the FPPCA to adjust rates to reflect significant changes in the cost of fuel, purchased power and related costs. The FPPCA is designed such that customers will not pay for average annual increases above an established base fuel and purchased power cost, or receive a credit for decreases below an established base cost, of less than one percent per year. Expenses for fuel and purchased power cost in excess of or below this level will be recovered from or returned to customers beginning the following year. Should fuel and purchased power costs increase in excess of five percent cumulatively over the original base cost, the FPPCA will recover, from that year forward, all costs in excess of the original base.

Long Island Lighting Company                                                  11

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------



      The LIPA Act requires the Successor Company to make PILOTs to municipalities and school districts equal to the property taxes that would have been received by each such jurisdiction from the Predecessor Company if the acquisition of the Successor Company by LIPA had not occurred, and to make PILOTs for certain New York State and local taxes which would otherwise have been imposed on the Predecessor Company. The PILOT payments recovery rider allows for LIPA rate adjustments to accommodate the State PILOTs.

      Pre-Merger Rate Matters

      In December 1997, the PSC approved the continuation of the following Predecessor Company ratemaking mechanisms for the rate year ended November 30, 1997: (a) the gas excess earnings mechanism whereby earnings in excess of a return on common equity of 11.0% was allocated equally between ratepayers and shareowners, with the ratepayers' share of excess earnings credited to the regulatory asset created as a result of costs associated with manufactured gas plant site investigation and remediation costs; and (b) the electric Rate Moderation Component ("RMC") and the Long Island Lighting Company Ratemaking and Performance Plan ("LRPP") mechanisms and performance incentive programs.

      Electric

      In April 1996, the PSC issued an order directing the Predecessor Company to file financial and other information sufficient to provide a legal basis for setting new rates for the three-year period 1997 through 1999. In compliance with the order, the Predecessor Company submitted a multi-year rate plan to be reviewed by the PSC. As an interim measure, pending the consummation of the Merger or the adjudication of its electric rate filing, the Predecessor Company submitted petitions in May 1997 and December 1997 requesting PSC approval to extend, through the rate years ending November 30, 1996 and 1997, respectively, the provisions of its 1995 electric rate order ( the "1995 Order"). These petitions were approved by the PSC in December 1997 and April 1998, respectively.

      The basis of the 1995 Order included minimizing future electric rate increases while continuing to provide for the recovery of the Predecessor Company's regulatory assets and retaining consistency with the rate moderation agreement objective of restoring the Predecessor Company to financial health. The 1995 Order, which became effective December 1, 1994, froze base electric rates, reduced the Predecessor Company's allowed return on common equity from 11.6% to 11.0% and modified or eliminated certain performance based incentives.

      For the rate year ended November 30, 1997, the Predecessor Company earned 12.7 basis points, or approximately $2.9 million, net of tax effects, as a result of its performance under all incentive programs.

      The deferred balances resulting from the net margin and expense reconciliations, and earned performance-based incentives are netted at the end of each rate year under the 1995 Order. The first $15 million of the total deferral was recovered from or credited to ratepayers by increasing or

Long Island Lighting Company                                                  12

Notes to Financial Statements
For the Three Months Ended June 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

      decreasing the RMC balance. Deferrals in excess of the $15 million, upon approval of the PSC, were refunded to or recovered from the customers through the FCA mechanism over a 12-month period. For the rate year ended November 30, 1997, the amount to be returned to customers resulting from the revenue and expense reconciliations, performance-based incentive programs and associated carrying charges totaled $4.1 million. Consistent with the mechanics of the LRPP, it is anticipated that the entire balance of the deferral will be used to reduce the RMC balance upon approval by the PSC of the Predecessor Company's reconciliation filing which was submitted to the PSC in March 1998. For the rate year ended November 30, 1996, the Predecessor Company recorded a net deferred LRPP credit of approximately $14.5 million which was subsequently applied as a reduction to the RMC upon the PSC's approval of the Predecessor Company's reconciliation filing in December 1996. For the rate year ended November 30, 1995, the Predecessor Company recorded a net deferred credit of approximately $41 million. The first $15 million of the deferral was applied as a reduction to the RMC while the remaining portion of the deferral of $26 million will be returned to customers through the fuel cost adjustment when approved by the PSC.

      Another mechanism of the LRPP provided that earnings in excess of the allowed return on common equity, excluding the impacts of the various incentive and/or penalty programs, were used to reduce the RMC. For the rate years ended November 30, 1997, 1996 and 1995, the Predecessor Company earned $4.8 million, $9.1 million, and $6.2 million, respectively, in excess of its allowed return on common equity. These excess earnings were applied as reductions to the RMC.

      Gas

      In May 1997, the Predecessor Company submitted a petition requesting PSC approval to extend through the rate year ending November 30, 1997, the gas excess earnings sharing mechanism established in its prior three-year gas rate settlement agreement which expired on November 30, 1996. Pursuant to this request, earnings in excess of a return on common equity of 11.0% were to be allocated equally between customers and shareowners with the customers' share of excess earnings credited to the regulatory asset created as a result of costs associated with manufactured gas plant ("MGP") site investigation and remediation costs. This request was approved by the PSC in December 1997. As a result of this mechanism, the customer's allocation of excess earnings amounted to $6.3 million for the rate year ended November 30, 1997, and through the date of the Merger, was to be applied to offset costs incurred to investigate and remediate MGP sites. The prior gas rate settlement provided that earnings in excess of a 10.6% return on common equity be shared equally between the Predecessor Company's firm gas customers and its shareowners. For the rate years ended November 30, 1996 and 1995, the firm gas customers' portion of gas excess earnings totaled approximately $10 million and $1 million, respectively. In 1997, the Predecessor Company was granted permission by the PSC to apply the customers' portion of the gas excess earnings and associated carrying charges for the 1996 and 1995 rate years to the recovery of deferred costs associated with post-retirement benefits other than pensions and costs incurred for investigation and remediation of MGP sites.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Effective May 29, 1998, MarketSpan provides operations and management services for the transmission and distribution system of the Successor Company through a management services agreement. LIPA contracts for capacity from the fossil fired generating plants of MarketSpan through a power supply agreement. Energy is purchased by MarketSpan on the Successor Company's behalf through an energy management agreement.

The following table combines the condensed results of operations of both the Predecessor and Successor Companies in order to facilitate comparison of the three months ended June 30,1998 and 1997.

                                      Successor        Predecessor                           Predecessor
                                       Company           Company             Total             Company
                                      ---------         ---------          ---------          ---------
                                   May 29,1998 to   April 1, 1998 to    April 1, 1998 to  April 1, 1997 to
                                    June 30,1998       May 28,1998       June 30, 1998      June 30, 1997
                                      ---------         ---------          ---------          ---------
                                    (in millions)     (in millions)      (in millions)      (in millions)
Electric Revenues                     $ 202,739         $ 330,011          $ 532,750          $ 560,086
Operating Expenses                      150,238           143,850            294,088            423,588
Other Income and (Deductions)             5,396          (158,265)          (152,869)             4,322
Interest Charges                         35,388            65,518            100,906            103,325
Income (Loss) from
    Continuing Operations             $  22,509         $ (37,622)           (15,113)            37,495


The table highlights the effects of the Merger, which include lower electric revenues as a result of the Successor Company's rate reduction (approximately 20% for all customers effective May 29, 1998) and increased interest expense during the period May 29, 1998 to June 30, 1998 as a result of the recapitalization of the Successor Company with debt, instead of equity.

As a result of the Merger, the New York Public Service Commission does not have jurisdiction over of the Successor Company with respect to the determination of rates and charges. Rates and charges for the Successor Company will be determined by LIPA. Therefore, adjustments were made on May 29, 1998 to eliminate all regulatory assets and liabilities on the balance sheet; accordingly, the results of operations for the period May 29, 1998 to June 30, 1998 exclude the amortization of such amounts. In addition, adjustments were made by the Successor Company on May 29,1998 to eliminate deferred tax assets and liabilities because of the tax exempt status of LIPA. Therefore, the results of operations for the period May 29,1998 to June 30, 1998 do not include a provision for income taxes.

Three months ended June 30,1998 compared to the three months ended June
30,1997.

Earnings per Common Share

Net losses for the period April 1, 1998 to May 28, 1998 were $9.4 million or $0.08 per common share as compared to earnings of $32.2 million or $0.26 per common share for the three months ended June 30, 1997. The results for the period April 1, 1998 to May 28, 1998 were negatively impacted by Merger-related expenses such as legal, accounting, financial and tax consultants, certain severance payments made to Predecessor Company officers, and federal income taxes resulting from the Merger. Theses items were partially offset by the positive impact on earnings caused by the change in method of amortizing the RMC discussed below.

Revenues

The decrease in electric revenues of approximately $27.3 million for the three months ended June 30, 1998, when compared to the same period in 1997, was principally the result of the 20% rate reduction, for all customers, effective May 29, 1998 (approximately $40.4 million). Partially offsetting the reduction in revenues, caused by the reduction in rates, were higher sales volumes resulting from warmer weather experienced in the region during the three months ended June 30, 1998.

Fuel and Purchased Power

Fuel and purchased power expense for the three months ended June 30,1998 and 1997, were as follows:

                                           1998              1997
                                      ----------------  ----------------
                                       (in millions)     (in millions)

Oil                                       $        27       $        18
Gas                                                43                52
Nuclear                                             2                 4
Purchased                                          87                75
                                      ----------------  ----------------

       Total                              $       159       $       149
                                      ----------------  ----------------


For the three months ended June 30, 1998, electric fuel costs increased from the same period in 1997, principally because of the substitution of more expensive purchased power for lower fuel cost energy generated by nuclear power. During the 1998 period, the NMP2 Nuclear Facility was undergoing a scheduled fuel outage. The increase in purchased power expense is the result of increases in the quantity purchased combined with an increase in the average unit price per Kilowatt hour.

As a result of a decrease in the price of fuel oil, combined with increases in natural gas prices in 1998, generation with fuel oil became more cost effective than generation with gas.

Electric Energy Available

The percentage of total electric energy available, by type of fuel, for electric operations for the three months ended June 30, 1998 and 1997 were as follows:

                                             1998              1997
                                        ----------------  ----------------
                                         (in millions)     (in millions)

Oil                                                  22%               10%
Gas                                                  33%               45%
Nuclear                                               3%               10%
Purchased                                            42%               35%
                                        ----------------  ----------------

       Total                                        100%              100%
                                        ----------------  ----------------

Operations and Maintenance Expenses

Operations and maintenance (O&M) expenses, excluding fuel and purchased power, amounted to $103.7 million for the three months ended June 30, 1998, compared to $98.8 million for the same period in 1997. This increase is primarily due to higher accruals for doubtful accounts and certain employee benefits.

Regulatory amortization

The amortization of various regulatory assets and liabilities were not recorded by the Successor Company as a result of the adjustments made on May 29,1998, to eliminate the related regulatory assets and liabilities.

The RMC reflected the difference between the Predecessor Company's electric revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. In addition, the RMC was adjusted monthly for the operation of the Predecessor Company's Fuel Moderation Component ("FMC") mechanism and the difference between the Predecessor Company's share of actual operating costs at NMP2 and amounts provided for in electric rates.

In the period ended June 30,1998, the Predecessor Company recorded a non-cash credit to income of approximately $39.6 million, compared to a non-cash charge of $9.2 million for the three months ended June 30, 1997. In December 1997, the Predecessor Company petitioned the Public Service Commission ("PSC") to change the monthly amortization of the RMC to a method designed to compensate for the seasonality of the electric business. Accordingly, effective December 1, 1997, the Predecessor Company began recording RMC amortization on a non-levelized basis. Previously, the Predecessor Company had amortized the RMC on a straight line basis over each 12 month period beginning December 1. As a result of the above change, for the period from April 1, 1998 to May 28, 1998, the Predecessor Company recorded non-cash credits of $46.5 million more than it would have under the previous methodology.

Federal Income Tax

The decrease in operating federal income tax expense of approximately $113 million for the three months ended June 30, 1998, when compared to the same period in 1997, was principally the result of a decrease in operating pretax book income, various adjustments related to the Merger, and the fact that the Successor Company is not subject to Federal Income taxes.

The increase in non-operating federal income tax expense of approximately $247 million for the three months ended June 30, 1998, when compared to the same period in 1997, was principally the result of an increase in non-operating pretax income, various adjustments related to the Merger, the reversal of previously recognized tax benefits because of the settlement of an IRS audit for tax years 1981 through 1989, partially offset by the fact that the Successor Company is not subject to Federal Income taxes.

Other Income and Deductions

Other income and deductions increased $90 million for the three months ended June 30, 1998 (exclusive of income taxes) as compared to the three months ended June 30, 1997, as a result of a $3 million increase in revenues related to the Predecessor Company's fuel incentive program whereby the Predecessor Company would recognize additional revenues (and earnings) when it produced energy more efficiently than target levels established by the PSC. In addition, in May 1998, the Predecessor Company reached a settlement with the IRS with respect to an audit covering the years 1981 to 1989, and as a result, released previously established reserves of approximately $117 million. The release of these reserves had no impact on earnings as the reversal of the reserve in May was offset by an increase in tax expense during this period.

The Predecessor Company also recognized approximately $36 million of merger related expenses during the period April 1, 1998 to May 28, 1998.

Liquidity and Capital Resources

The Successor Company intends to refinance up to $1.8 billion of its long-term debt in the twelve months subsequent to June 30, 1998. In addition, the collection of electric revenues from customers is expected to be sufficient to meet its operating needs and debt service requirements.

Impact of Year 2000

The Successor Company currently is purchasing new computer software to support its activities and believes that these systems will be Year 2000 compliant. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial prospects. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on the Successor Company. The Successor Company has had discussions with MarketSpan, their largest vendor, who is responsible for the management and operation of the Successor Company's transmission and distribution system, and MarketSpan has indicated that they have evaluated the extent to which modifications to its computer software and database will be necessary to accommodate the year 2000. A corporate-wide program has been established by MarketSpan to review all software, hardware and associated compliance plans. MarketSpan also indicated that contingency and business continuation plans are being prepared and will be reviewed periodically.

MarketSpan expects to spend approximately $16.3 million to address the Year 2000 issue. As of June 30, 1998, $7.1 million has been expended in investigating and modifying software. Their effort is scheduled to continue into 1999 with completion expected at the end of June 30, 1999.

The costs of the project and the date on which MarketSpan believes it will complete the Year 2000 modifications are based on MarketSpan's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

MarketSpan believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, the Year 2000 Issue could have a material adverse impact on the operations of the Successor Company.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1996. In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Registrant's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include state and federal regulatory rate proceedings, competition, and certain environmental matters each as discussed herein, in the Registrant's Annual Report on Form 10-K filed May 28, 1998, for the year ended March 31, 1998, or in other reports filed by the Registrant with the Securities and Exchange Commission.

Part II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company has been named as a nominal defendant in a derivative suit pending in the United States District Court for the Eastern District Court of New York entitled Slyvester v. Catacosinos, et al, as well as in four class actions pending in New York State Supreme Court, Nassau County, entitled Gerson et al. v. Catacosinos, et al., Zitter, et al. v. Catacosinos, et al., Roth, et al. v. Catacosinos, et al., Lipschutz, et al. v. Catacosinos, et al. Former officers and directors of the Company also have been named as defendants in each of these actions.

     The complaints in these actions allege in substance that certain former officers of the Company recently received excessive compensation which totalled approximately $67 million in connection with the closing of MarketSpan Corporation's merger with the Company and with the Long Island Power Authority's acquisition of the common stock of the Company. The class action complaints seek damages of an unspecified amount and one of the complaints seeks to place approximately $67 million in a constructive trust.

     Because the cases are in a very early stage, at which no discovery has yet taken place, the Company cannot express an opinion as to the likelihood of any liability. The Company has notified MarketSpan Corporation of its entitlement to indemnification pursuant to an indemnification agreement dated June 26, 1997, for any losses the Company suffers as a result of these litigations. The Company expects that MarketSpan will honor the request for indemnification.

Item 2.   CHANGES IN SECURITIES

     None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.   OTHER INFORMATION

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3(a)  Restated Certificate of Incorporation of LILCO

3(b)  Form of New By-laws of LILCO

3(c) Certificate of Assumed Name designating LIPA as the assumed name of LILCO dated June, 1998

10(a) Management Services Agreement dated as of June 26, 1997 between LILCO and the Authority

10(b) Power Supply Agreement dated as of June 26, 1997 between LILCO and the
      Authority

10(c) Energy Management Agreement dated as of June 26, 1997 between LILCO and the Authority

10(d) Generation Purchase Rights Agreement dated June 26, 1997 between LILCO and the Authority with counterpart executed by MarketSpan Generation LLC as of May 28, 1998

10(e) Guaranty Agreement dated May 28, 1998 by MarketSpan Corporation (F/K/A
      BL Holding Corp.); agreed to and accepted by the Authority

10(f) Liabilities Undertaking and Indemnification Agreement dated as of June
      26, 1997 by LILCO and MarketSpan Electric Services LLC, MarketSpan Generation LLC, MarketSpan Trading Services LLC, MarketSpan Utility Services LLC, MarketSpan Gas Corporation (d/b/a Brooklyn Union), MarketSpan Corporate Services and MarketSpan Finance Corporation

10(g) Liabilities Undertaking and Indemnification Agreement dated as of June
      26, 1997 by the Authority and LILCO

10(h) Energy Management Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Trading Services LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.

10(i) Management Services Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Electric Services LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.

10(j) Power Supply Agreement - Assignment and Assumption Agreement dated as of
      May 28, 1998 by and between LILCO, MarketSpan Generation LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.

10(k) Generation Purchase Rights Agreement - Assignment and Assumption
      Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.

10(l) Operating Agreements - Assignment and Assumption Agreement dated as of
      May 28, 1998 by and among the Authority, LIPA Acquisition Corp. and MarketSpan Corporation (F/K/A BL Holding Corp.)

10(m) Collections Allocation and Segregation Agreement dated as of May 28,
      1998 by and among the Authority, LIPA Acquisition Corp. and MarketSpan Corporation (F/K/A BL Holding Corp.) and MarketSpan Trading Services LLC

10(n) 7.3% Promissory Note in favor of LILCO in the principal amount of
      $397,000,000

10(o) 8.20% Promissory Note in favor of LILCO in the principal amount of $270,000,000

10(p) $28,375,000 Pollution Control Revenue Bonds (LILCO Projects) Series A Promissory Note in favor of LILCO

10(q) $1,000,000 Industrial Development Revenue Bonds (LILCO Projects) Series A Promissory Note in favor of LILCO

10(r) $1,000,000 Industrial Development Revenue Bonds (LILCO Projects) Series B Promissory Note in favor of LILCO

10(s) $19,100,000 Pollution Control Revenue Bonds (LILCO Projects) Series B Promissory Note in favor of LILCO

10(t)  Pollution Control Revenue Bonds (LILCO Projects) Series 1982 Promissory
       Note in favor of LILCO

10(u) Adjustable Rate Pollution Control Revenue Bonds (LILCO Projects) 1985 Series A Promissory Note in favor of LILCO

10(v) Adjustable Rate Pollution Control Revenue Bonds (LILCO Projects) 1985 Series B Promissory Note in favor of LILCO

10(w) Electric Facilities Revenue Bonds (LILCO Projects) 1989 Series A Promissory Note in favor of LILCO

10(x) Electric Facilities Revenue Bonds (LILCO Projects) 1989 Series B Promissory Note in favor of LILCO

10(y) Electric Facilities Revenue Bonds (LILCO Projects) 1990 Series A Promissory Note in favor of LILCO

10(z) Electric Facilities Revenue Bonds (LILCO Projects) 1991 Series A Promissory Note in favor of LILCO

10(aa) Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series A
       Promissory Note in favor of LILCO

10(bb) Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series B
       Promissory Note in favor of LILCO

10(cc) Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series C
       Promissory Note in favor of LILCO

10(dd) Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series D
       Promissory Note in favor of LILCO

10(ee) Electric Facilities Revenue Bonds (LILCO Projects) 1993 Series A
       Promissory Note in favor of LILCO

10(ff) Electric Facilities Revenue Bonds (LILCO Projects) 1993 Series B
       Promissory Note in favor of LILCO

10(gg) Electric Facilities Revenue Bonds (LILCO Projects) 1994 Series A
       Promissory Note in favor of LILCO

10(hh) Electric Facilities Revenue Bonds (LILCO Projects) 1995 Series A
       Promissory Note in favor of LILCO

27     Financial Data Schedule UT for the three-month period ended June 30,
       1998.

(B)   REPORTS ON FORM 8-K

In its current report on Form 8-k dated May 28, 1998, pursuant to Item 1 thereof, the registrant reported the consummation of the merger of the LIPA Acquisition Corp., a wholly owned subsidiary of Long Island Power Authority, with and into the Registrant, and, pursuant to Item 2 thereof, the registrant reported the disposition of all of the assets of the registrant employed in the conduct of its gas distribution business and its non-nuclear electric generating business, and all common assets used by the registrant in the operation and management of its electric transmission and distribution business and its gas distribution business and its non-nuclear electric generating business to MarketSpan Corporation. The registrant also provided unaudited pro forma financial information reflecting adjustments to the historical financial statements of the registrant to give effect to such transactions.

In its current report on Form 8-K dated June 16, 1998, pursuant to Item 4 thereof, the registrant reported a change in its certifying accountant reflecting the dismissal of Ernst & Young LLP as the registrant's independent auditors.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LONG ISLAND LIGHTING COMPANY
                                         (Registrant)


                                         /s/ David Warren
                                         David Warren
                                         Chief Financial Officer

Dated:  August 19, 1998