Form 10-Q
period 1998-09-30
LONG ISLAND LIGHTING CO
filed 1998-11-16
CIK 60251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-3571

                     LONG ISLAND LIGHTING COMPANY d/b/a LIPA
             (Exact name of registrant as specified in its charter)

              New York                                          11-1019782
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                  Identification No.)

333 Earle Ovington Boulevard, Suite 403, Uniondale, New York        11553
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (516) 222-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                                    Yes _X_  No

The total number of shares of the registrant's Common Stock $1 par value, outstanding on November 11, 1998, was 100.

                     Long Island Lighting Company d/b/a LIPA

                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Statement of Operations                                 2-3

                    Balance Sheet                                           4-5

                    Statement of Cash Flows                                   6

                    Notes to Financial Statements                          7-14

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         15-21

         Item 3 - Quantitative and Qualitative Disclosures
                    About Market Risk                                        21

Part II - OTHER INFORMATION                                                  22

         Item 1 - Legal Proceedings                                          22

         Item 2 - Changes in Securities and Use of Proceeds                  23

         Item 3 - Defaults upon Senior Securities                            23

         Item 4 - Submission of Matters to a Vote of Security Holders        23

         Item 5 - Other Information                                          23

         Item 6 - Exhibits and Reports on Form 8-K                           23

         Signature                                                           24

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                Long Island Lighting Company d/b/a LIPA (a wholly
              owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
                                   (Unaudited)
                (Thousands of Dollars - Except Share Information)

                                                    Successor     Predecessor
                                                      Company       Company
                                                     --------------------------
                                                        Three Months Ended
                                                     --------------------------
                                                           September 30,
                                                     --------------------------
                                                        1998          1997
                                                     --------------------------
Revenue - Electric                                   $ 693,698    $     790,331

Expenses
Operations - fuel and purchased power                  172,900          172,445
Operations and maintenance                             194,060          100,990
Depreciation and amortization                           50,479           32,537
Base financial component amortization                     --             25,243
Rate moderation component amortization                    --              9,126
Regulatory liability component amortization               --            (22,143)
Other regulatory amortization                             --             27,261
Operating taxes                                         80,213          107,684
Federal income tax - current                              --             33,997
Federal income tax - deferred and other                   --             59,152
                                                     ---------     ------------
Total Expenses                                         497,652          546,292
                                                     ---------     ------------
Operating Income                                       196,046          244,039
                                                     ---------     ------------

Other Income and (Deductions)
Other income and deductions, net                         9,915            1,909
Allowance for other funds used during construction        --                427
Federal income tax - current                              --               (946)
Federal income tax - deferred and other                   --                255
                                                     ---------      -----------
Total Other Income                                       9,915            1,645
                                                     ---------      -----------
Income from Continuing Operations
   Before Interest Charges                             205,961          245,684
                                                     ---------      -----------
Interest Charges and (Credits)
Interest on long-term debt                              41,821           94,760
Interest on advances from and note payable
   to the Authority                                     56,770             --
Other interest                                           3,915            6,981
Allowance for borrowed funds used during
   construction                                           (527)          (1,252)
                                                     ---------     ------------
Total Interest Charges                                 101,979          100,489
                                                     ---------     ------------
Income from continuing operations                      103,982          145,195

Loss from discontinued operations net of
   taxes of zero and ($6,290), respectively               --                811
                                                     ---------     ------------
Net Income                                             103,982          144,384
Preferred stock dividend requirements                     --             12,948
                                                     ---------     ------------
Earnings for Common Stock                            $ 103,982     $    131,436
                                                     =========     ============
Average Common Shares Outstanding                          N/A      121,341,228

Basic and Diluted Earnings per Common Share                N/A     $      1.09

Dividends Declared per Common Share                        N/A     $     0.445

   The accompanying notes are an integral part of these financial statements.

               Long Island Lighting Company d/b/a LIPA (a wholly
              owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
                                   (Unaudited)
               (Thousands of Dollars - Except Share Information)

                                                      Successor        Predecessor Company
                                                       Company     ------------------------------
                                                   ---------------                  Six Months
                                                   May 29, 1998 to  April 1, 1998      Ended
                                                     September 30,    to May 28,    September 30,
                                                         1998           1998            1997
                                                   ---------------  -------------   ------------
Revenue - Electric                                     $896,437     $   330,011     $  1,350,417

Expenses
Operations - fuel and purchased power                   239,687          91,762          321,031
Operations and maintenance                              228,743          68,993          199,780
Depreciation and amortization                            68,434          22,986           64,765
Base financial component amortization                      --            16,014           50,486
Rate moderation component amortization                     --           (39,574)          18,324
Regulatory liability component amortization                --           (14,048)         (44,286)
Other regulatory amortization                              --            14,694           31,343
Operating taxes                                         111,262          60,885          200,319
Federal income tax - current                               --           (79,081)          60,395
Federal income tax - deferred and other                    --             1,219           67,723
                                                       --------    ------------     ------------
Total Expenses                                          648,126         143,850          969,880
                                                       --------    ------------     ------------
Operating Income                                        248,311         186,161          380,537
                                                       --------    ------------     ------------

Other Income and (Deductions)
Other income and deductions, net                         15,311          89,205            6,072
Allowance for other funds used during construction         --               374            1,216
Federal income tax - current                               --           (62,303)            (946)
Federal income tax - deferred and other                    --          (185,541)            (375)
                                                       --------    ------------     ------------
Total Other Income and (Deductions)                      15,311        (158,265)           5,967
                                                       --------    ------------     ------------
Income from Continuing Operations
   Before Interest Charges                              263,622          27,896          386,504
                                                       --------    ------------     ------------
Interest Charges and (Credits)

Interest on long-term debt                               55,903          61,852          191,684
Interest on advances from and note payable
   to the Authority                                      77,333            --              --
Other interest                                            4,585           4,206           14,247
Allowance for borrowed funds used during
   construction                                            (690)           (540)          (2,118)
                                                       --------    ------------     ------------
Total Interest Charges                                  137,131          65,518          203,813
                                                       --------    ------------     ------------
Income (loss) from continuing operations                126,491         (37,622)         182,691

Income from discontinued operations net of
   taxes of zero, ($42,651), and ($8,022),
   respectively                                            --            36,225            6,855
                                                       --------    ------------     ------------
Net Income (Loss)                                       126,491          (1,397)         189,546
Preferred stock dividend requirements                      --             8,037           25,917
                                                       --------    ------------     ------------
Earnings (Loss) for Common Stock                       $126,491    $     (9,434)    $    163,629
                                                       ========    ============     ============
Average Common Shares Outstanding                           N/A     121,822,647      121,243,500
Basic and Diluted Earnings per Common Share                 N/A          ($0.08)    $       1.35
Dividends Declared per Common Share                         N/A            .445              .89


   The accompanying notes are an integral part of these financial statements.

                Long Island Lighting Company d/b/a LIPA (a wholly
              owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)

                                                   Successor       Predecessor
                                                    Company          Company
                                                  ------------     -----------
                                                  September 30       March 31,
                                                      1998             1998
                                                  (unaudited)
                                                   -----------     -----------
Assets

Utility Plant
Electric                                           $2,027,927      $ 4,031,510
Gas                                                      --          1,233,281
Common                                                   --            290,221
Construction work in progress                          42,735          118,808
Nuclear fuel in process and in reactor                 16,431           18,119
                                                   ----------      -----------
                                                    2,087,093        5,691,939
Less- Accumulated depreciation and amortization        31,011        1,877,858
                                                   ----------      -----------
Total Net Utility Plant                             2,056,082        3,814,081
                                                   ----------      -----------

Regulatory Assets
Base financial component, net of accumulated
   amortization of $883,496 at March 31, 1998            --          3,155,334
Rate moderation component                                --            434,004
Shoreham post-settlement costs                           --          1,005,316
Shoreham nuclear fuel                                    --             66,455
Unamortized cost of issuing securities                   --            159,941
Postretirement benefits other than pensions              --            340,109
Regulatory tax asset                                     --          1,737,932
Other                                                    --            192,763
                                                   ----------      -----------
Total Regulatory Assets                                  --          7,091,854
                                                   ----------      -----------

Current Assets
Cash and cash equivalents                             552,720          180,919
Special deposits                                         --             95,790
Customer accounts receivable (less allowance
   for doubtful accounts of $19,467
   and $23,483)                                       224,327          297,889
Other accounts receivable                              12,052           43,744
Accrued unbilled revenues                              86,432          124,464
Promissory note receivable                            397,000             --
Materials and supplies at average cost                   --             54,883
Fuel oil at average cost                                 --             32,142
Gas in storage at average cost                           --             14,634
Prepayments and other current assets                   31,373           13,807
                                                   ----------      -----------
Total Current Assets                                1,303,904          858,272
                                                   ----------      -----------

Promissory note receivable                            681,467             --
                                                   ----------      -----------
Designated funds                                      280,006             --
                                                   ----------      -----------
Nonutility Property and Other investments              19,199           50,816
                                                   ----------      -----------
Deferred Charges                                       56,100           85,702
                                                   ----------      -----------
Acquisition adjustment (net of accumulated
   amortization of $39,093 at September 30, 1998)   4,013,215             --
                                                   ----------      -----------
Total Assets                                       $8,409,973      $11,900,725
                                                   ==========      ===========

   The accompanying notes are an integral part of these financial statements.

               Long Island Lighting Company d/b/a LIPA (a wholly
              owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)

                                                   Successor       Predecessor
                                                    Company          Company
                                                  ------------     -----------
                                                  September 30       March 31,
                                                      1998             1998
                                                   (unaudited)
                                                   -----------     -----------
Capitalization
Long-term debt                                      $2,934,074     $  4,395,555
Unamortized discount on debt                              --            (13,606)
Note Payable - the Authority                         4,117,600             --
                                                    ----------     ------------
                                                     7,051,674        4,381,949
                                                    ----------     ------------

Preferred Stock - redemption required                     --            562,600
                                                    ----------     ------------

Common stock                                              --            608,635
Premium on capital stock                                  --          1,146,425
Capital stock expense                                     --            (47,501)
Retained earnings                                      126,491          956,092
Treasury stock, at cost                                   --             (1,204)
                                                    ----------     ------------
Total Common Shareowners' Equity                       126,491        2,662,447
                                                    ----------     ------------
Total Capitalization                                 7,178,165        7,606,996
                                                    ----------     ------------

Regulatory Liabilities
Regulatory liability component                            --             99,199
1989 Settlement credits                                   --             59,397
Regulatory tax liability                                  --             78,913
Other                                                     --            151,922
                                                    ----------     ------------
Total Regulatory Liabilities                              --            389,431
                                                    ----------     ------------

Current Liabilities
Current maturities of long-term debt                   397,000          101,000
Current redemption requirements of preferred stock        --            139,374
Due to the Authority                                   613,794             --
Due to KeySpan                                          63,093             --
Accounts payable and accrued expenses                     --            228,583
LRPP payable                                              --             30,118
Accrued taxes                                           75,735           34,753
Accrued interest                                        52,333          146,607
Dividends payable                                         --             58,748
Class Settlement                                          --             60,000
Customer deposits                                       23,275           28,627
                                                    ----------     ------------
Total Current Liabilities                            1,225,230          827,810
                                                    ----------     ------------

Deferred Credits
Deferred federal income tax - net                         --          2,539,364
Class Settlement                                          --             46,940
Other                                                    4,887           22,529
                                                    ----------     ------------
Total Deferred Credits                                   4,887        2,608,833
                                                    ----------     ------------

Operating Reserves
Pensions and other postretirement benefits                --            401,401
Claims and damages                                       1,691           66,254
                                                    ----------     ------------
Total Operating Reserves                                 1,691          467,655
                                                    ----------     ------------
Commitments and Contingencies
                                                    ----------     ------------
Total Capitalization and Liabilities                $8,409,973     $ 11,900,725
                                                    ==========     ============

   The accompanying notes are an integral part of these financial statements.

                Long Island Lighting Company d/b/a LIPA (a wholly
              owned subsidiary of the Long Island Power Authority)
                             Statement of Cash Flows
                                   (Unaudited)
                             (Thousands of Dollars)

                                                      Successor            Predecessor Company
                                                       Company        -----------------------------
                                                    ---------------                    Six Months
                                                    May 29, 1998 to   April 1, 1998      Ended
                                                     September 30,      to May 28,    September 30,
                                                         1998             1998            1997
                                                    ---------------   -------------   ------------
Operating Activities

Net Income                                            $   126,491      $   (1,397)     $  189,546
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities
Depreciation and amortization                              68,434          27,743          78,162
Base financial component amortization                        --            16,014          50,485
Rate moderation component amortization                       --           (39,574)         18,324
Regulatory liability component amortization                  --          (131,834)        (44,286)
Other regulatory amortization                                --            14,858          41,611
Rate moderation component carrying charges                   --            (6,411)        (11,914)
Class Settlement                                             --             2,018           8,366
Amortization of cost of issuing and redeeming
  securities                                                  264           4,964          14,948
Federal income tax - deferred and other                      --            56,966          76,052
Allowance for other funds used during construction           (690)           (418)         (1,923)
Pensions and Other Post Retirement Benefits                  --            12,873          13,265
Gas Cost Adjustment                                          --             5,369          (1,495)
Other                                                        (437)         36,099          47,396
Changes in operating assets and liabilities
   Accounts receivable, net                               (64,702)         53,765          (9,529)
   Accrued unbilled revenues                              (11,791)         47,465          22,463
   Materials and supplies, fuel oil and gas in
     storage                                                 --           (31,238)        (55,590)
   Accounts payable and accrued expenses                     --            21,068          12,695
   Net change in due to the Authority and KeySpan         457,386            --              --
   Pensions and other post retirement benefits               --          (250,000)           --
   Accrued taxes                                           75,734          15,924           5,983
   Accrued interest                                        52,331         (38,393)          3,322
   Class Settlement                                          --            (6,918)        (30,456)
   Special deposits                                          --            66,492         (28,683)
   Other                                                  (11,930)        (54,725)        (45,595)
                                                      -----------       ---------       ---------
Net Cash Provided by (used in) Operating Activities       691,090        (179,290)        353,147
                                                      -----------       ---------       ---------
Investing Activities
Construction and nuclear fuel expenditures                (31,769)        (66,493)       (117,468)
Shoreham post settlement costs                               --            (6,650)        (20,936)
Establish designated funds                               (280,006)           --              --
Investment in subsidiary                                     --              --           (30,000)
Acquisition of common stock                            (2,497,500)           --              --
Merger costs, net of cash transferred                     (61,789)           --              --
Other                                                        --            (2,009)         (1,293)
                                                      -----------       ---------       ---------
Net Cash Used in Investing Activities                  (2,871,064)        (75,152)       (169,697)
                                                      -----------       ---------       ---------
Financing Activities
Proceeds from sale of common stock                           --             4,184           9,034
Issuance of notes payable                                    --           350,000            --
Proceeds of note payable - parent                       4,949,528            --              --
Repayment of note payable - parent                       (831,928)           --              --
Redemption of long-term debt                           (1,186,000)       (100,000)           --
Issuance of preferred stock                                  --            75,000            --
Redemption  of preferred stock                           (221,600)       (116,390)         (1,050)
Bond issuance costs                                       (48,316)           --              --
Preferred stock dividends paid                               --            (5,711)        (25,937)
Common stock dividends paid                                  --           (54,147)       (107,754)
Other                                                      (3,990)         (2,749)           (797)
                                                      -----------       ---------       ---------
Net cash Provided by (used in) Financing Activities     2,657,694         150,187        (126,504)
                                                      -----------       ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents      477,720        (104,255)         56,946
Cash and cash equivalents at beginning of period           75,000         180,919          64,539
                                                      -----------       ---------       ---------
Cash and cash equivalents at end of period            $   552,720       $  76,664       $ 121,485
                                                      ===========       =========       =========

   The accompanying notes are an integral part of these financial statements.

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     As used herein, the term "LILCO" means the Long Island Lighting Company, the publicly owned gas and electric utility company as it existed prior to the LIPA/LILCO merger, as described in Note 2 below, and the term "LIPA" means that company as it exists after the LIPA/LILCO merger as a wholly-owned electric utility subsidiary company of the Long Island Power Authority (the "Authority"), doing business as LIPA.

     These Notes to Financial Statements reflect events subsequent to May 22, 1998, the date of the most recent Report of Independent Accountants, through the date of this Report on Form 10-Q for the three months ended September 30, 1998. These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended September 30, 1998, LIPA's Quarterly Report on Form 10-Q for the three months ended June 30, 1998, LILCO's Audited Financial Statements for the year ended March 31, 1998, and the transition period from January 1, 1997 to March 31, 1997. In addition, please refer to the discussion following regarding the change in control of LILCO on May 28, 1998.

     The financial information as of September 30, 1998 and 1997, and for the periods in the three and six months then ended is unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the periods presented. Operating results for any of the periods presented are not necessarily indicative of results to be expected for the entire year due to the seasonal nature of the electric business.

2.   Change in Control

     On May 28, 1998, LIPA Acquisition Corp., a wholly-owned subsidiary of the Authority, was merged with and into LILCO (the "Merger") pursuant to an Agreement and Plan of Merger dated as of June 26, 1997, by and among LILCO, MarketSpan Corporation (formerly known as BL Holding Corp., and currently known as KeySpan Energy Corporation, "KeySpan"), the Authority and LIPA Acquisition Corp., (the "Merger Agreement"). As a result of the Merger, the Authority became the holder of 100 shares of LILCO's common stock, representing 100% of the outstanding voting securities of LILCO. The former holders of LILCO's common stock, which was widely held by the public, received a pro-rata share of (i) cash consideration of $2,497,500,000 and
     (ii) 3,440,625 shares of the common stock of KeySpan, which were received by LILCO in exchange for certain assets of LILCO transferred to subsidiaries of KeySpan. Pursuant to the Merger Agreement, the former holders of LILCO's common stock (other than holders of dissenting shares) were deemed to have subscribed for additional shares of the common stock of KeySpan, with an aggregate purchase price equal to the cash consideration. In order to effect the Merger, it was necessary to (i) retire all shares of LILCO's preferred stock, whether by conversion, redemption or cancellation, and (ii) redeem certain of LILCO's bonds, at an additional cost to LIPA of approximately $1,556,900,000. The cash

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

     consideration required for the Merger was obtained by the Authority from the proceeds of the issuance and sale of its Electric System General Revenue Bonds, Series 1998A and Electric System Subordinated Revenue Bonds, Series 1 through Series 6. The proceeds from the sale of the bonds were then transferred by the Authority to LIPA in exchange for a promissory note of approximately $4,949,000,000. As a result of the Merger, there was a change in control of LILCO which effectively resulted in the creation of a new reporting entity (the "Successor Company"). Accordingly, the accompanying financial statements for the periods prior to and including May 28, 1998 (the "Predecessor Company") are not comparable to the financial statements presented subsequent to May 28, 1998. A black line has been drawn on the accompanying financial statements to distinguish between the Successor and Predecessor Company balances and activity.

     Pursuant to the Merger Agreement, on May 28, 1998, immediately prior to the Merger, all of the assets of LILCO employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric transmission and distribution business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to KeySpan. The consideration for the Transferred Assets consisted of (i) 3,440,625 shares of the common stock of KeySpan, (ii) 553,000 shares of the Series B Preferred Stock of KeySpan,
     (iii) 197,000 shares of the Series C Preferred Stock of KeySpan and (iv) promissory notes of $962,900,000. The interest rate and timing of principal and interest payments on the promissory notes from KeySpan are identical to the terms of certain Predecessor Company indebtedness assumed by the Successor Company in the Merger, but issued to finance assets transferred to KeySpan subsidiaries. KeySpan will make principal and interest payments to the Successor Company, when due, and the Successor Company will transfer those amounts to debtholders.

     The value of the consideration was determined by KeySpan and the Predecessor Company to be equal to the net fair market value of the Transferred Assets. The Transfer was effected by a Bill of Sale, dated as of May 28, 1998, made and executed by LILCO and acknowledged by KeySpan. The remaining assets and liabilities of LILCO acquired by LIPA consist of:
     (i) LILCO's electric transmission and distribution system, (ii) its net investment in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2"), (iii) certain regulatory assets and liabilities associated with its electric business, (iv) allocated accounts receivable and other assets and liabilities and (v) substantially all of its long-term debt.

     The financial statements of the Successor Company include the push down of the Authority's basis, including costs related to the acquisition, in the assets acquired and liabilities assumed. Because of the manner in which the Successor Company's rates and charges will be established by the Authority, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. Because the New York State Public Service Commission will no longer have regulatory oversight of the Successor Company, all regulatory assets and liabilities, as well as the amortization of those assets and liabilities, were eliminated from the financial statements for the periods after May 29, 1998. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

     adjustment" and is being amortized over a 35 year period, the weighted average useful life of the net plant assets acquired.

     The Authority was established as a corporate municipal instrumentality of the State of New York, constituting a political subdivision of the State, created by Chapter 517 of the Laws of 1986 (the "LIPA Act"). As such, it is a component unit of the State and is included in the State's annual financial statements. As a wholly-owned subsidiary of the Authority, the Successor Company is exempt from Federal, state and local income taxes. In addition, effective May 29, 1998, the Successor Company's financial statements have been prepared in accordance with standards applicable to governmental entities.

3.   Discontinued Operations

     The income statement of the Predecessor Company for the period April 1, 1998 to May 28, 1998 has been prepared to present the gas business (as transferred to KeySpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of APB 30. The income statements for the three and six months ended September 30, 1997, has also been restated to present the gas business in a similar manner.

     The income from discontinued operations includes revenue from the gas business of approximately $79,979,000, $62,078,000 and $166,480,000 for the
     period April 1, 1998 to May 28, 1998, and the three and six months ended September 30, 1997, respectively.

4.   Commitments and Contingencies

     The cash consideration portion of the Merger Agreement was based upon preliminary estimated values of the LIPA acquired assets and assumed liabilities, as reflected in the financial records of the Predecessor Company at May 28, 1998. The promissory notes from KeySpan have been adjusted at May 28, 1998 to reflect the refinement of estimated values as of that date. The promissory notes from KeySpan will be further adjusted, pursuant to the Merger Agreement, based upon a final determination of the actual value of acquired net assets as of that date as agreed to by the Successor Company and KeySpan.

5.   Capitalization

     On May 29,1998, the Successor Company received approximately $4,949,000,000 from the Authority in exchange for a promissory note. The interest rate on the note is equal to the interest rate paid by the Authority on certain bonds issued to the public (5.4% at September 30, 1998) and the note will be repaid through revenues collected by the Successor Company from electric customers. The note is collateralized by those revenues. The proceeds of this note were used primarily to (i) repay certain

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

     debt of $1,186,000,000, (ii) redeem preferred stock of $339,100,000 (iii) establish certain restricted funds of $311,495,000 and (iv) to acquire all of the then outstanding common stock of LILCO for $2,497,500,000.

6.   Management Fees and Contract Costs

     The expenses of the Successor Company for the period May 29, 1998 to September 30, 1998, reflect charges by the Authority of management fees equal to the Authority's employee and overhead costs, as well as the costs of certain contracts entered into by the Successor Company with KeySpan for the management of its assets.

7.   Reclassifications

     Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

8.   Rate Matters

     Under current New York law, the Authority is empowered to set rates for electric service in the Successor Company's service area without being required by law to obtain the approval of the New York State Public Service Commission (the "PSC") or any other State regulatory body. However, the Authority has agreed, in connection with the approval of the Merger by the New York State Public Authorities Control Board (the "PACB"), that it will not impose any permanent increase, nor extend or reestablish any portion of a temporary rate increase, in average customer rates over a 12 month period in excess of 2.5% without approval of the PSC, following a full evidentiary hearing. Another of the PACB conditions requires that the Authority reduce average rates within the Successor Company's service area by no less than 14% over a ten year period commencing on the date when the Successor Company began providing electric service, when measured against the Predecessor Company's base rates in effect on July 16, 1997 (excluding the impact of the Shoreham tax settlement, but adjusted to reflect emergency conditions and extraordinary unforeseeable events.)

     The LIPA Act requires that any bond resolution of the Authority contain a covenant that it will at all times maintain rates, fees or charges sufficient to pay the costs of operation and maintenance of facilities owned or operated by the Authority; payments in lieu of taxes; renewals, replacements and capital additions; the principal of and interest on any obligations issued pursuant to such resolution as the same become due and payable, and to establish or maintain any reserves or other funds or accounts required or established by or pursuant to the terms of such resolution.

     Absent emergency conditions and unforeseeable events, LIPA expects to achieve an average rate reduction of no less than 14% over the ten year period for customers of the Successor Company, commencing on the date of the Merger and the Authority does not expect to increase average customer rates in excess of 2.5% over any 12 month period during the ten-year period following the date of the Merger. For purposes of determining compliance with the 2.5% and 14% PACB

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

     conditions described in the first paragraph of this section, the Authority has interpreted the PACB conditions as allowing the exclusion of increases in the cost of electricity paid by the Successor Company's customers related to the Shoreham settlement, other pass-through adjustments and any decreases related to the RICO Credits. The Authority believes that it will be able to satisfy the 14% PACB condition and that it will be able to obtain any PSC approvals necessary to comply with its obligations under the LIPA Act and under the Authority's bond resolutions. If either the PSC or the PACB were to disagree with the Authority's interpretation of the PACB conditions, it may influence the timing and amount of rate increases implemented by the Authority and/or require (i) the modification of that portion of the Authority's plan to accelerate retirement of debt, (ii) the withdrawal of funds from the Rate Stabilization Fund to avoid or minimize rate increases, or (iii) other actions necessary to meet the conditions of the PACB approval.

     The Successor Company's rates are largely based on the Predecessor Company's pre-Merger rate design to avoid customer confusion and facilitate an efficient transition from Predecessor Company billing to Successor Company billing. In addition, the Successor Company's rates include a fuel and purchased power cost adjustment ("FPPCA"), a payment in lieu of taxes ("PILOT") payments recovery rider, a rider providing for the Shoreham Credits and the Suffolk Surcharge and a rider providing for the RICO Credits.

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

     The LIPA Act requires the Successor Company to make PILOTs to municipalities and school districts equal to the property taxes that would have been received by each such jurisdiction from the Predecessor Company if the acquisition of the Successor Company by the Authority had not occurred, and to make PILOTs for certain New York State and local taxes which would otherwise have been imposed on the Predecessor Company. The PILOT payments recovery rider allows for the Successor Company's rate adjustments to accommodate the PILOTs.

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

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

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

     The deferred balances resulting from the net margin and expense reconciliations, and earned performance-based incentives are netted at the end of each rate year under the 1995 Order. The first $15 million of the total deferral was recovered from or credited to ratepayers by increasing or decreasing the RMC balance. Deferrals in excess of the $15 million, upon approval of the PSC, were refunded to or recovered from the customers through the FCA mechanism over a 12-month period. For the rate year ended November 30, 1997, the amount to be returned to customers resulting from the revenue and expense reconciliations, performance-based incentive programs and associated carrying charges totaled $4.1 million. Consistent with the mechanics of the LRPP, it is anticipated that the entire balance of the deferral will be used to reduce the RMC balance upon approval by the PSC of the Predecessor Company's reconciliation filing which was submitted to the PSC in March 1998. For the rate year ended November 30, 1996, the Predecessor Company recorded a net deferred LRPP credit of approximately $14.5 million which was subsequently applied as a reduction to the RMC upon the PSC's approval of the Predecessor Company's reconciliation filing in December 1996. For the rate year ended November 30, 1995, the Predecessor Company recorded a net deferred credit of approximately $41 million. The first $15 million of the deferral was applied as a reduction to the RMC while the remaining portion of the deferral of $26 million will be returned to customers through the fuel cost adjustment when approved by the PSC. Another mechanism of the LRPP provided that earnings in excess of the allowed return on common

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

     equity, excluding the impacts of the various incentive and/or penalty programs, were used to reduce the RMC. For the rate years ended November 30, 1997, 1996 and 1995, the Predecessor Company earned $4.8 million, $9.1 million, and $6.2 million, respectively, in excess of its allowed return on common equity. These excess earnings were applied as reductions to the RMC.

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

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended September 30, 1998
(Unaudited)
--------------------------------------------------------------------------------

9.   Subsequent Events

     On October 12, 1998, LIPA commenced a tender offer for its 7.30% Debentures Due 2000, 6.25% Debentures Due 2001, 7.05% Debentures Due 2003, 7.00%
     Debentures Due 2004, 7.125% Debentures Due 2005 and 9.00% Debentures Due 2022 (collectively, the "Debentures"). In conjunction with the tender offers, LIPA also commenced a consent solicitation from the holders of the Debentures to effect an amendment to the indentures under which the Debentures were issued. The amendment deletes an inoperative provision in the indentures. As of October 26, 1998, the requisite consents for the amendment to the indentures were received. The tender offers for the Debentures expired at 5:00 p.m., New York City time, on November 9, 1998, and LIPA purchased an aggregate principal amount of Debentures including accrued interest in the amount of $1,131,671,323 on November 12, 1998 pursuant to the tender offers. Payment for Debentures purchased pursuant to the tender offers was made from the sale of $1,313,800,000 Electric System General Revenue Bonds, Series 1998B (the "Refinancing Bonds") of the Authority which closed on November 12, 1998. Under the terms of the financing agreement dated as of May 1, 1998, between LIPA and the Authority, a portion of the proceeds from the sale of the Refinancing Bonds were advanced to LIPA to fund payment for the tendered Debentures. In addition, on November 12, 1998, the Authority closed the sale of $250,000,000 Electric System Subordinated Revenue Bonds, Series 7.

     On October 26, 1998 LIPA sent a notice of redemption to the holders of its 7.50% Debentures Due 2007 calling for redemption on November 25, 1998 all of such debentures at a redemption price equal to 103.54% of the $142,000,000 aggregate principal amount outstanding. In addition, on October 27, 1998 LIPA sent a notice of redemption to the holders of its 8.90% Debentures Due 2019 calling for redemption on November 27, 1998 all of such debentures at a redemption price equal to 105.94% of the $420,000,000 aggregate principal amount outstanding.

     On November 12, 1998, LIPA defeased certain of its New York State Energy Research and Development Authority notes in the amount of $379,246,422.

     In October 1998 the Board of Trustees of the Authority approved and LIPA subsequently issued rebate checks to customers totaling approximately $158.7 million and also provided credits against certain customers statements totaling approximately $9.7 million.

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

     General

     Effective May 29, 1998, MarketSpan (currently known as KeySpan Energy Corporation, "KeySpan"), provides operations and management services for the transmission and distribution system of the Successor Company through a management services agreement. The Successor Company contracts for capacity from the fossil fired generating plants of KeySpan through a power supply agreement. Energy is purchased by KeySpan on the Successor Company's behalf through an energy management agreement.

     The following table combines the condensed results of operations of both the Predecessor and Successor Companies in order to facilitate comparison of the six months ended September 30, 1998 and 1997.

                                      Successor          Predecessor                              Predecessor
                                       Company             Company              Total               Company
                                  ------------------  ------------------  -------------------  ------------------
                                   May 29,1998 to     April 1, 1998 to     April 1, 1998 to    April 1, 1997 to
                                    September 30,          May 28,          September 30,        September 30,
                                        1998                1998                 1998                1997
                                  ------------------  ------------------  -------------------  ------------------
                                   (in thousands)      (in thousands)       (in thousands)      (in thousands)
Electric Revenues                     $896,437           $ 330,011            $1,226,448           $1,350,417
Operating Expenses                     648,126             143,850               791,976              969,880
Other Income and (Deductions)           15,311            (158,265)             (142,954)               5,967
Interest Charges                       137,131              65,518               202,649              203,813
Income (Loss) from
    Continuing Operations             $126,491           $ (37,622)               88,869              182,691

     The table highlights the effects of the Merger, which includes lower electric revenues as a result of the Successor Company's rate reduction (approximately 20% for all customers effective May 29, 1998).

     As a result of the Merger, the New York Public Service Commission does not have jurisdiction over the Successor Company with respect to the determination of rates and charges. Rates and charges for the Successor Company will be determined by the Authority. Therefore, adjustments were made on May 29, 1998 to eliminate all regulatory assets and liabilities on the balance sheet; accordingly, the results of operations for the period May 29, 1998 to September 30, 1998 exclude the amortization of such amounts. In addition, adjustments were made by the Successor Company on May 29, 1998 to eliminate deferred tax assets and liabilities due to the tax exempt status of the Authority. Therefore, the results of operations for the period May 29, 1998 to September 30, 1998 do not include a provision for income taxes.

     Earnings per Common Share

     Net losses for the period beginning April 1, 1998 and ending May 28, 1998 were $9.4 million or $0.08 per common share. Earnings for common stock for the six months ended September 30, 1997, were $163.6 million or $1.35 per common share.

     The results for the period ended May 28, 1998 were negatively impacted by merger-related expenses such as legal, accounting, financial and tax consultants, certain severance payments made to Predecessor Company officers, and Federal income taxes resulting from the Merger. These items were partially offset by the positive impact on earnings caused by the change in method of amortizing the Rate Moderation Component (RMC) discussed below under the caption regulatory amortization.

     Revenues

     Electric

     The decrease in electric revenues of approximately $96.6 million and $124.0 million for the three and six months ended September 30, 1998, respectively, when compared to the same period in 1997, was principally the result of the 20% rate reduction, for all customers, effective May 29, 1998. Partially offsetting the reduction in revenues was an increase in usage by existing customers which may be attributable to a number of factors including the relative humidity, timing of hot weather, a strong and growing economy and price elasticity reflecting the effect of the Successor Company's 20% rate reduction.

     Fuel and Purchased Power

     Fuel and purchased power expense for the three and six months ended September 30, 1998 and 1997, were as follows:

                                  Three Months Ended                      Six Months Ended
                             September 30,      September 30,       September 30,     September 30,
                                 1998               1997               1998                1997
                            -------------      -------------       -------------      -------------
                            (in millions)      (in millions)       (in millions)      (in millions)
Oil                             $ 35               $ 32                $ 62               $ 50
Gas                               53                 59                  96                111
Nuclear                            2                  3                   3                  7
Purchased                         83                 78                 171                153
                                ----               ----                ----               ----
           Total                $173               $172                $332               $321
                                ====               ====                ====               ====

     For the three and six months periods ended September 30, 1998, electric fuel costs increased, when compared to the same periods in 1997. The increase for the three and six month periods ended September 30, 1998, is primarily the result of higher sales volumes caused by warmer weather. However, the increase in fuel costs was mitigated as a result of an agreement between the Authority and KeySpan which requires that the most economical energy be delivered, whether that comes from generation owned by KeySpan or purchased from other sources. As a result of this agreement, oil fired generation was increased and production with less economical gas was reduced.

     Electric Energy Available

     The percentage of total electric energy available, by type of fuel, for electric operations for the three and six months ended September 30, 1998 and 1997 were as follows:

                                 Three Months Ended                      Six Months Ended
                             September 30,      September 30,       September 30,     September 30,
                                 1998               1997               1998                1997
                            -------------      -------------       -------------      -------------
                            (in millions)      (in millions)       (in millions)      (in millions)
Oil                              26%                16%                  24%                 14%
Gas                              37%                47%                  35%                 46%
Nuclear                           7%                 8%                   6%                  8%
Purchased                        30%                29%                  35%                 32%
                                ---                ---                  ---                 ---
        Total                   100%               100%                 100%                100%
                                ===                ===                  ===                 ===

     Operations and Maintenance

     Operations and Maintenance, ("O&M"), expense increased approximately $93 million during the three month period ended September 30, 1998, when compared to the comparable period in 1997. The increase is primarily due to the manner in which the Predecessor Company classifies certain expenses such as depreciation and amortization, property taxes, payroll and other operating taxes. These costs are incurred by the Successor Company as part of the costs of certain contracts entered into by the Authority with KeySpan for the management of the Successor Company's assets and are classified as O&M expense by the Successor Company. In addition, there were charges incurred by the Successor Company related to the overhead expenses of the Authority and an increase in storm costs.

     For the six month period ended September 30, 1998, O&M increased by approximately $98 million as a result of the items noted above plus higher accruals for doubtful accounts and the recognition of certain employee benefit expenses recognized during the period April 1, 1998 through May 28, 1998.

     Depreciation and amortization

     Depreciation and amortization expense increased for the three and six month periods ended September 30, 1998 when compared to the same periods of the prior year primarily as a result of the amortization of acquisition costs totaling approximately $10 million per month beginning June 1998. This increase was partially offset by the absence of depreciation expense on the

     Predecessor Company's non-nuclear generating assets which is included in O&M as it is part of the management services agreement billings.

     Operating taxes

     Operating taxes decreased during the three and six month periods ended September 1998, when compared to the comparable periods of 1997, as a result of the absence of property and payroll taxes related to the operation of the non-nuclear generating facilities of the Predecessor Company and reduced revenue taxes (due to lower revenues) partially offset by the PILOTS on the Shoreham Nuclear Power Station (Predecessor Company was able to capitalize these PILOTS under its electric rate structure). Regulatory amortization

     For the three month period ended September 30, 1998, the amortization of various regulatory assets and liabilities were not recorded as a result of the adjustments made on May 29, 1998, to eliminate the related regulatory assets and liabilities.

     The Rate Moderation Component ("RMC") reflected the difference between the Predecessor Company's electric revenue requirements under conventional ratemaking and the revenues provided by the rate structure in effect through May 28, 1998. The RMC amortization was adjusted by the operation of the Predecessor Company's Fuel Moderation Component ("FMC") mechanism and the difference between the Predecessor Company's share of actual operating costs at NMP2 and amounts provided for in electric rates.

     Included in the six month period ended September 30, 1998, however, was a non-cash credit to income of approximately $39.6 million, (recorded during the period April 1, 1998 through May 28, 1998), compared to a non-cash charge of $18.3 million for the comparable period in 1997.

     In December 1997, the Predecessor Company petitioned the New York State Public Service Commission ("PSC") to change the monthly amortization of the RMC to a method designed to compensate for the seasonality of the electric business. Accordingly, effective December 1, 1997, the Predecessor Company began recording RMC amortization on a non-levelized basis. Previously, the Predecessor Company had amortized the RMC on a straight-line basis over each 12 month period beginning December 1. As a result of the above change, for the period from April 1, 1998 to May 28, 1998, the Predecessor Company recorded non-cash credits of $46.5 million more than it would have under the previous method.

     Federal Income Tax

     The decrease in operating Federal income tax expense for the three and six months ended September 30, 1998, when compared to the same period in 1997, was principally the result of the fact that the Successor Company is not subject to Federal income taxes, various adjustments related to the Merger, and a decrease in operating pretax book income.

     The increase in non-operating Federal income tax expense of approximately $246 million for the six months ended September 30, 1998, when compared to the same period in 1997, was principally the result of an increase in non-operating pretax income, various adjustments related to the Merger, the reversal of previously recognized tax benefits because of the settlement of an IRS audit for tax years 1981 through 1989, partially offset by the fact that the Successor Company is not subject to Federal income taxes.

     Other Income and Deductions

     The increase in the other income and deductions of approximately $98 million for the six months ended September 30, 1998, when compared to the same period in 1997 was primarily due to a settlement reached with the IRS in May 1998, by the Predecessor Company with respect to an audit covering the years 1981 to 1989. As a result of the settlement, the Predecessor Company released previously established reserves of approximately $117 million. The release of these reserves had no impact on earnings as the reversal of the reserve in May was offset by an increase in tax expense during this period. In addition, there was an increase in interest income of approximately $15 million due to excess cash maintained by the Successor Company from the proceeds of the promissory note from the Authority. These increases were partially offset by approximately $36 million of merger related expenses recognized by the Predecessor Company during the period April 1, 1998 to May 28, 1998.

     The increase in other income and deductions of approximately $8 million for the three months ended September 30, 1998, when compared to the same period in 1997, was primarily due to an increase in interest income resulting from excess cash maintained by the Successor Company from the proceeds of the promissory note from the Authority.

     Liquidity and Capital Resources

     At September 30, 1998, LIPA had cash and cash equivalents of $552.7 million. In addition, LIPA had designated funds aggregating $280.0 million on hand, $142.5 million and $103.5 million of which are available to fund a portion of the rebate checks to customers and capital expenditures, respectively. See "Financial Statements - Notes to Financial Statements - Subsequent Events." In addition, pursuant to a financing agreement between LIPA and the Authority dated May 1, 1998 (the "Financing Agreement"), at September 30, 1998, LIPA had an additional $335.5 million available to it from the Authority. Pursuant to the Financing Agreement, all cash generated by the assets of LIPA are paid immediately to the Authority, which in turn disburses monies for payment of the expenses of the Authority and LIPA.

     During the remainder of 1998, LIPA plans to use cash for the purchase of certain of its outstanding debentures pursuant to a tender offer, the redemption of certain of its debentures and the defeasance of certain of its New York State Energy Research and Development Authority ("NYSERDA") notes. See "Financial Statements - Notes to Financial Statements - Subsequent Events." During the twelve months subsequent to September 30, 1998, LIPA intends to refinance $169.8 million of its NYSERDA notes, and capital expenditures are expected to be made by LIPA in the ordinary course of business for purposes of the normal upgrading and expansion of its system. In addition, the collection of electric revenues from customers is expected to be sufficient to meet LIPA's operating needs and debt service requirements for at least the twelve months subsequent to September 30, 1998.

     Impact of Year 2000

     The Authority recently purchased new computer software to support certain activities of the Successor Company and believes that these systems will be Year 2000 compliant. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial prospects. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on the Successor Company. The Successor Company has had discussions with KeySpan, their largest vendor, who is responsible for the management and operation of the Successor Company's transmission and distribution system, and KeySpan has indicated that they have evaluated the extent to which modifications to its computer software, hardware and database will be necessary to accommodate the year 2000. KeySpan's computer applications are generally based on two digits and do require some additional programming to recognize the start of the new millennium. A corporate-wide program has been established by KeySpan to review all software, hardware, embedded systems and associated compliance plans of KeySpan and its subsidiaries. The program includes both information technology (IT) and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. The critical areas of operations are being addressed through a business process review methodology. Each of KeySpan's critical business processes is being reviewed to: identify and inventory sub-components; assess for year 2000 compliance; establish repair plans as necessary; and test in a year 2000 environment. The inventory phase for the IT systems is 100% complete and 95% complete for non-IT systems. The total assessment phase is 100% complete for the IT systems, and 50% complete for non-IT systems. The assessment phase is expected to be complete by January 1, 1999.

     Hardware, software and embedded systems are being tested and certified to be Year 2000 complaint. Repair and testing to sustain operability is now 65% complete for the IT systems and 20% complete for the non-IT systems. Components needed to support the critical business process and associated business contingency plans are expected to be ready for the year 2000 by July 1, 1999.

     Vendors and business partners needed to support the critical business processes of KeySpan are also being reviewed for their Year 2000 compliance. At this time none of these vendors have indicated to KeySpan that they will be materially affected by the year 2000 problem.

     By December 1999, KeySpan expects to spend a total of approximately $30.9 million to address the year 2000 issue. As of October 31, 1998, $11.3 million has been expended on the project. The largest percent expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications, which totals $8.4 million. In 1998, Year 2000 IT costs represent 11.6% of the total IT budget. In 1999, the IT Year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any IT projects. Presently, KeySpan expects that cash flow from operations and cash on-hand will be sufficient to fund year 2000 expenditures.

     KeySpan is presently in the process of analyzing each of the critical business processes to identify possible Year 2000 risks. Each critical business process will be certified by the responsible corporate officer as being Year 2000 ready. However, the most reasonable likely worst case scenarios are also being identified. Business operating procedures will be reviewed to ensure that risks are minimized when entering the Year 2000 and other high risk dates. Contingency plans are being developed to address possible failure points in each critical business process.

     While KeySpan must plan for the following worst case scenarios, management believes that these events are improbable.

     Loss of gas pipeline delivery:

     KeySpan's generation subsidiary receives gas delivery from multiple national and international pipelines and, therefore the effects of a loss in any one pipeline can be mitigated through the use of other pipelines. Complete loss of all the supply lines is not considered a reasonable scenario. Nevertheless, the impact of the loss of any one pipeline is dependent on temperature and vaporization rate. The partial loss of gas supply will not affect KeySpan's ability to supply electricity since many of the plants have the ability to operate on oil.

     Loss of electric grid inter-connections/KeySpan operated electric distribution facilities Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently, KeySpan is working with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, KeySpan has the ability to remove itself and operate independently.

     Certain electric system components such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to malfunction due to Year 2000 problems. KeySpan has inventoried electric system components and developed a plan to certify mission critical process as Year 2000 compliant. Contingency plans are being developed, where appropriate, for loss of critical system elements. KeySpan presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

     Loss of telecommunications:

     KeySpan has a substantial dependency on many telecommunication systems and services for both internal and external communications. External communications with the public and the ability of customers to contact KeySpan in cases of emergency response, is essential. KeySpan intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions. These contingency plans, KeySpan presently estimates, should be finalized by July 1999.

     In addition to the above, KeySpan is also planning for the following scenarios: short term reduction in system power generating capability; limitation of fuel oil operations; reduction in quality of power output; loss of automated meter reading; loss of ability to read, bill and collect; and loss of the purchasing/materials management system.

     KeySpan believes that, with modifications to existing software and conversions to new hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, and contingency plans fail the Year 2000 issue could have a material adverse impact on the operations of the Successor Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     None

Part II. OTHER INFORMATION

Item 1. Legal proceedings

     LIPA has been named as a nominal defendant in a derivative suit pending in the United States District Court for the Eastern District of New York entitled Sylvester v. Catacosinos, et al. A motion to dismiss on behalf of LIPA was filed on September 23, 1998. In addition, LIPA has been named as a defendant in an action brought by the County of Suffolk that is pending in New York State Supreme Court, Suffolk County, entitled County of Suffolk v. KeySpan. The response date has been postponed until such time as it is determined whether the action will be consolidated with a consolidated class action pending in New York State Supreme Court, Nassau County, entitled In re KeySpan Corporation Shareholder Litigation. Former officers and directors of LILCO also have been named as defendants in each of these actions.

     The complaints in the foregoing actions allege in substance that certain former officers of LILCO received excessive compensation which totaled approximately $67 million in connection with the closing of Brooklyn Union's merger with LILCO and with the Authority's acquisition of the common stock of LILCO. The Sylvester lawsuit seeks damages of an unspecified amount. The complaint brought by the County of Suffolk seeks that the defendants make restitution, or pay damages, of $67 million.

     Because the cases are in a very early stage, at which no discovery has yet taken place, LIPA cannot express an opinion as to the likelihood of any liability. LIPA has notified KeySpan of its entitlement to indemnification pursuant to an indemnification agreement dated June 26, 1997 for any losses LIPA suffers as a result of these litigations. LIPA expects that KeySpan will honor the request for indemnification.

     On September 28, 1998, Suffolk County and the Towns of Huntington and Babylon (collectively, the "Plaintiffs") brought a class action on behalf of themselves and all electric utility ratepayers in Suffolk County (the "Ratepayers") against the Authority, LIPA, KeySpan and others in the United States District Court for the Eastern District of New York entitled County of Suffolk et al. v. Long Island Power Authority, et al. (the "Huntington Lawsuit"). The Huntington Lawsuit alleges (i) that there exists a "regulatory compact" under which the Ratepayers have a legally protected property right to receive or share in the "capital gains" to KeySpan resulting from the Merger, (ii) that "capital gains" are recoveries in excess of net book value received on the disposition of LILCO's non-Shoreham tangible and intangible assets, (iii) that the amount of the alleged "capital gains" is not presently known but is believed by the Plaintiffs to be no less than $1 billion, and (iv) that the failure to refund this alleged "capital gain" directly to the Ratepayers unlawfully deprived them of their property under federal and state constitutional provisions. With respect to certain deferred tax reserves carried on the books of LILCO at the time of the Merger representing amounts collected from the Ratepayers that were to be used to pay federal income taxes with respect to Shoreham but had not been used at such time, the Plaintiffs allege that (i) this deferred tax reserve was in excess of $800 million,
     (ii) LILCO was required to refund this amount to the Ratepayers and (iii) KeySpan has been unjustly enriched by not making this refund.

     Based on these allegations, Plaintiffs are seeking judgements, among other things, (i) awarding damages against KeySpan and LIPA for impairment of contract, breach of contract and conversion and (ii) declaring that KeySpan holds the proceeds of the Merger attributable to the

     "capital gains" and the deferred tax reserve in trust for the benefit of the Ratepayers and ordering KeySpan to make a full accounting of such proceeds. LIPA believes that, although the recovery sought by Plaintiffs could be material in amount, any such recovery would not have a material net financial impact on LIPA or its ratepayers.

Item 2. Changes in securities and use of proceeds

     None

Item 3. Defaults upon senior securities

     None

Item 4. Submission of matters to a vote of security holders

     None

Item 5. Other information

     None

Item 6. Exhibits and reports on form 8-k

     (A)    Exhibits

     4(c)   Financing Agreement Note dated as of May 28, 1998.

     10(ii) Dealer Manager Agreement between Salomon Smith Barney, Inc. and Long
            Island Lighting Company d/b/a LIPA dated as of October 12, 1998.

     10(jj) Financing Agreement dated as of May 1, 1998 between the Long Island
            Power Authority and LIPA Acquisition Corp.

     27     Financial Data Schedule.

     (B)    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998               LONG ISLAND LIGHTING COMPANY d/b/a LIPA
                                      (Registrant)

                                      /s/ David P. Warren
                                      ------------------------------------------
                                      David P. Warren
                                      Chief Financial Officer

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits

4(c)   Financing Agreement Note dated as of May 28, 1998.

10(ii) Dealer Manager Agreement between Salomon Smith Barney, Inc. and Long
       Island Lighting Company d/b/a LIPA dated as of October 12, 1998.

10(jj) Financing Agreement dated as of May 1, 1998 between Long Island Power
       Authority and LIPA Acquisition Corp.

27     Financial Data Schedule.

(B)    Reports on Form 8-K
       None