Form 10-K
period 1998-12-31
LONG ISLAND LIGHTING CO
filed 1999-03-31
CIK 60251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15 (d) OF THE EXCHANGE ACT OF 1934

      [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended __________________

OR

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from April 1, 1998 to December 31, 1998

                          Commission File Number 1-3571

                     Long Island Lighting Company d/b/a LIPA
             (Exact Name of Registrant as Specified in its Charter)

            New York                                    11-1019782
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

333 Earle Ovington Boulevard, Suite 403, Uniondale, New York            11553
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's Telephone Number, Including Area Code)  (516) 222-7700

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on which Registered
   -------------------                -----------------------------------------
7.30% Debentures Due 2000                      New York Stock Exchange
7.05% Debentures Due 2003                      New York Stock Exchange
7.00% Debentures Due 2004                      New York Stock Exchange
9.00% Debentures Due 2022                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The number of shares of the registrant's common stock outstanding on March 29, 1999 was 1.

LONG ISLAND LIGHTING COMPANY d/b/a LIPA

TRANSITION REPORT ON FORM 10-K
FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO
DECEMBER 31, 1998

 INDEX                        PART I                                 Page Number

Item 1.     Business                                                       3
Item 2      Properties                                                    20
Item 3      Legal Proceedings                                             20
Item 4.     Submission of Matters to a Vote
               of Security Holders                                        24

                              PART II

Item 5.     Market for the Registrant's Common
               Equity and Related Stockholder Matters                     25
Item 6.     Selected Financial Data                                       25
Item 7.     Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                              26
Item 7A.    Quantitative and Qualitative Disclosures
               about Market Risk                                          43
Item 8.     Financial Statements and Supplementary Data                   44
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures                    97

                             PART III

Item 10.    Directors and Executive Officers of
               the Registrant                                             97
Item 11.    Executive Compensation                                       101
Item 12.    Security Ownership of Certain Beneficial
               Owners and Management                                     102
Item 13.    Certain Relationships and Related
               Transactions                                              102

                              PART IV

Item 14.    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                   103
            Signatures                                                   108

                                     PART I.

      This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 ("Reform Act"). In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting business and financial results of Long Island Lighting Company d/b/a LIPA ("LIPA") could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include state and federal regulatory rate proceedings, competition and certain environmental matters each as discussed herein, or in other reports filed by LIPA with the Securities and Exchange Commission.

Item 1. BUSINESS

      LIPA is a wholly-owned subsidiary of the Long Island Power Authority (the "Authority"), a corporate municipal instrumentality and a political subdivision of the State of New York. The Authority's and LIPA's principal offices are located at 333 Earle Ovington Blvd., Uniondale, New York 11553 and their telephone number is (516) 222-7700.

      On May 28, 1998, the Authority became the sole stockholder of LILCO (as defined below) as a result of LIPA Acquisition Corp. (a wholly-owned transitory subsidiary formed by the Authority to facilitate the acquisition ) merging into LILCO (the "Merger"). Prior to the Merger, LILCO transferred certain generation and other assets to a subsidiary company which merged with the former Brooklyn Union Gas Company to form what was then known as MarketSpan Corporation ("MarketSpan"). MarketSpan has since announced that it will henceforth conduct its business under the name of KeySpan Energy ("KeySpan"), and that it expects to formally change its name in 1999. At the time of the Merger, LILCO's principal assets included: (i) the electric transmission and distribution system and other items relating to the system that provides electric power and energy at retail in LIPA's Service Area (as defined herein) (the "T & D System"); (ii) an 18% undivided ownership interest in Unit 2 of the Nine Mile Point Nuclear Station ("NMP2"); and (iii) certain agreements and contracts for power supply and transmission. As used herein, the term "LILCO" means the Long Island Lighting Company, the publicly-owned gas and electric utility company as it existed prior to the Merger, and the term "LIPA" means that company as it exists after the Merger as a wholly-owned electric utility subsidiary company of the Authority, doing business as LIPA.

Service Area

      The service area in which LIPA conducts its retail electric business includes two counties on Long Island, Nassau County and Suffolk County (except for the Nassau County villages of Freeport and Rockville Centre and the Suffolk County village of Greenport, each of which has its individually owned municipal electric system), and a small portion of the borough of Queens in New York City known as the Rockaways (the "Service Area").

      As of December 31, 1998, LIPA had approximately 1.04 million customers in the Service Area. LIPA receives approximately 49% of its revenue from residential customers and approximately 48% from commercial and industrial customers with the balance derived from sales to other utilities and public authorities. Individual commercial and industrial customers are relatively small with approximately 45% of these customers having peak demands at less than 75kW. LIPA's largest customer in the Service Area accounted for less than two percent of total sales for the nine months ended December 31, 1998.

      In addition to its retail customers, LIPA makes wholesale sales (sales for resale) to other electric utilities (through the EMA as defined below), including the three existing municipally-owned electric utilities on Long Island (the villages of Greenport, Freeport, and Rockville Centre). These villages rely primarily upon their own generation and purchases from the Power Authority of the State of New York ("NYPA") for their power supply.

      LIPA also provides electric transmission service to NYPA for the delivery of NYPA capacity and energy to the three municipal utilities and other NYPA-power recipients on Long Island, including the Suffolk County Electrical Agency and the Nassau County Public Utility Agency.

System Operation

      The operation of LIPA's system (including obtaining all necessary power supplies) is done through operating agreements with various subsidiaries of KeySpan. Day-to-day operations and maintenance are performed by the workforce of such subsidiaries. The operating agreements consist of a Management Services Agreement ("MSA"), a Power Supply Agreement ("PSA") and an Energy Management Agreement ("EMA").

      The MSA provides for KeySpan Electric Services LLC ("KeySpan Electric") to perform the day-to-day operation and maintenance of the T&D System, including among other functions, transmission and distribution facility operation, customer service, billing and collection, meter reading, planning, engineering and construction, all in accordance with policies and procedures adopted by the Authority. Under the MSA, KeySpan Electric earns a management fee and can earn certain incentive payments or be subject to certain penalties based upon performance. The term of the MSA is eight years. The PSA provides for the sale to LIPA by KeySpan Generation LLC of all of the capacity and, to the extent LIPA requests, energy from the existing oil and gas-fired generation plants on Long Island formerly owned by LILCO (the "Generating Facilities"). The PSA provides for incentives and penalties for the maintenance of the output capability of the Generating Facilities. The term of the PSA is fifteen years. The EMA provides for KeySpan Energy Trading Services LLC ("KeySpan Energy Trading") to: (i) procure and manage fuel supplies for LIPA to fuel the Generating Facilities;
(ii) perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs; and (iii) manage off-system sales of output from the Generating Facilities and other power supplies owned or under contract to LIPA. The EMA provides for incentives and penalties for performance related to fuel purchases and off-system power purchases. LIPA is entitled to two-thirds of the profit from any off-system energy sales arranged by KeySpan Energy Trading. The term for the services provided in (i) above is fifteen years and the term of the services provided in (ii) and (iii) above is eight years.

The Transmission and Distribution System

      The T&D System is an integrated transmission and distribution system with electricity delivered to and from the Service Area over five transmission interconnections that are owned in part by or are under contract to LIPA. These interconnections connect the T&D System to utilities outside of the Service Area and enable delivery of: (i) energy produced by NMP2; (ii) additional energy resources needed to meet the peak demands of LIPA's electric customers; (iii) favorably-priced energy to supplement or displace generation from generating resources within the Service Area; and (iv) excess generation from generating facilities within the Service Area to purchasers outside of the Service Area when market conditions merit. The table below provides summary information on the transmission interconnections.


                                     TABLE 1

                   SERVICE AREA TRANSMISSION INTERCONNECTIONS

                                          Off-System         Interconnecting     Voltage
          Name                         Terminal Location     Utility (1)(2)      Level (3)
          ----                         -----------------     --------------      ---------
Dunwoodie to Shore Road ..........   Westchester County, NY   Con Edison          345kV
East Garden City to Sprainbrook ..   Westchester County, NY   NYPA                345kV
Northport to Norwalk Harbor ......   Norwalk, CT              CL&P                138kV
Jamaica to Lake Success ..........   Queens, NY               Con Edison          138kV
Jamaica to Valley Stream .........   Queens, NY               Con Edison          138kV

(1) These utilities own the portion of the interconnections not owned by LIPA, except for the interconnection with NYPA, which is owned entirely by NYPA.

(2)   CL&P = The Connecticut Light and Power Company.

(3)   Kilovolt or "kV".

      Two of the T&D System's transmission interconnections are tied to the Consolidated Edison Company of New York, Inc. ("Con Edison") transmission system in Queens County, New York. LIPA owns these facilities to the border of Nassau County and Queens County, at which point ownership transfers to Con Edison. The three remaining interconnections extend under water across the Long Island Sound to New York or Connecticut. One of these lines, the East Garden City to Sprainbrook line, is owned entirely by NYPA (the "NYPA Line") and is used by LIPA under the terms of the contract with NYPA. The other two interconnections are owned by LIPA from their termination points on Long Island to the middle of Long Island Sound, at which point ownership is held by the interconnecting utility.

      The agreement for use of the NYPA Line provides that LIPA will reimburse NYPA for the costs it incurs in connection with the NYPA Line, including, but not limited to, debt service, reserves, and operation and maintenance expenses, in return for the use of the capacity of the line. LIPA is contractually obligated to pay such costs based on the full capacity of the NYPA Line; however, to the extent that NYPA allocates capacity to other parties, LIPA's payment obligations are reduced proportionately, with such other parties making payments pursuant to rates under NYPA's Open Access Tariff. In the past, NYPA has allocated capacity of the NYPA Line to certain loads served by NYPA in the Service Area when there has been insufficient capacity to serve such loads on another transmission line jointly owned by LIPA and Con Edison. This practice is expected to continue in the future.

      LIPA's transmission system includes approximately 1,300 miles of overhead and underground lines with voltage levels ranging from 345kV to 23kV. There are 32 transmission substations to step down transmission voltage levels from 345kV or 138kV to 69kV, 33kV or 23kV. The distribution system has approximately 46,000 circuit miles of overhead lines and over 10,000 circuit miles of underground lines and approximately 149,000 line transformers.

Nine Mile Point Nuclear Power Station, Unit 2

      LIPA owns an 18 percent interest in NMP2, which is part of a two-unit nuclear power station located at a 900-acre site on Lake Ontario in the Town of Scriba, New York. NMP2 is rated at 1,144 MW of capacity and is owned by five co-tenants under a Basic Agreement dated as of September 22, 1975, which provides for contractual rights, payments and other matters. Under an Operating Agreement among the co-tenants, dated December 29, 1992, Niagara Mohawk Power Corporation ("Niagara Mohawk") has the exclusive control of the operation and maintenance of NMP2 under the oversight of a Management Committee (comprised of the co-tenants) for policy making, planning, budgeting, and operational decisions of Niagara Mohawk related to NMP2. This Operating Agreement provides for a sharing of all costs relating to NMP2 by the co-tenants in proportion to their percentage interests in the unit.

      NMP2 is scheduled for decommissioning in 2026. LIPA's share of the decommissioning costs, based on a site specific study conducted in 1995, is estimated to be $161 million in 1998 dollars ($407 million in 2026 dollars). LIPA retained title to LILCO's external trust fund established for the decommissioning of the contaminated portion of the NMP2 plant. The balance in the external trust fund as of December 31, 1998 was approximately $19 million. An annual contribution of approximately $3 million is required to fully fund the external trust fund to meet LIPA's 18 percent share of the costs of decommissioning the contaminated portion of NMP2 by the decommissioning date of 2026. Commencing in 1999, LIPA will also contribute approximately $1.2 million annually to fund its share of decommissioning the non-contaminated portion of NMP2.

      NMP2 has generally exceeded average industry performance for the five years ended 1997 (the most recent period for which complete information is reported) with respect to annual capacity factor. Periodic outages for refueling are being extended to every 24 months rather than every 18 months to improve overall unit capacity factors. Notwithstanding a 1998 outage described below, planned and actual outage times have generally decreased due to improved outage management and fewer emergent problems. The principal factors that caused the extended outage in 1998 are not expected to recur in future outages.

      NMP2's most recent refueling outage occurred from May 1, 1998 through July 5, 1998. This outage was scheduled to last 35 days, but was extended to 64 days due, in part, to additional inspections resulting from indications of stress corrosion cracking of the reactor shroud, a hollow cylinder inside the reactor vessel that serves to divert cooling water recirculation flow. Niagara Mohawk reported that the cracking indications were not of any safety significance, and NMP2 was allowed to resume operations with no particular restrictions. Niagara Mohawk installed appropriate equipment and procedures to manage the problem. Design problems with the control building heating, ventilating, and air conditioning system, and delays in reactor pressure vessel disassembly and core off load, among other factors, caused further delays in the refueling outage. In addition to the removal of spent fuel assemblies and the installation of new assemblies, Niagara Mohawk used this refueling outage to perform maintenance and repairs on NMP2. The next scheduled refueling outage for NMP2 is in 2000.

      Niagara Mohawk has announced that it plans to pursue the sale of its nuclear assets including its interest in NMP2. LIPA is reviewing its rights and remedies under the agreements governing its 18% interest in NMP2. LIPA has not received an offer to purchase its 18% interest in NMP2 and is not pursuing a sale at this time.

Loads

      The Service Area is characterized by customer usage patterns and weather conditions that result in peak usage during the summer and relatively low annual load factors. The peak usage in the summer of 1998 was approximately 4,208 MW. It is estimated that peak load growth will range between 0.4 percent and 1.3 percent annually on a weather-normalized basis, averaging 0.9 percent over the 1998-2008 period. It is estimated that energy growth will range between 1.0 percent and 1.8 percent annually, averaging 1.3 percent over the 1998-2008 period. This load forecast assumes moderate economic growth in the Service Area, consistent with the general economic conditions and low levels of unemployment on Long Island. Residential sales are projected to grow at approximately 1.2 percent per year between 1998 and 2008, while commercial and industrial sales are expected to grow 1.5 percent per year.

      The load and energy forecasts mentioned above were prepared by KeySpan and reviewed by LIPA's consulting engineers and take into account a price elasticity effect resulting from rate reductions that LIPA has implemented. In addition, these forecasts include the effects of LIPA's conservation program and further reductions resulting from cogeneration or similar installations designed to serve customer loads directly.

Power Supply

      LIPA currently expects to rely on existing power supply resources, additional purchases, and demand side management ("DSM") programs to meet its capacity and energy requirements during the 1998 through 2008 period. During 1998, LIPA's 18% interest in NMP2 and its rights to the capacity of the Generating Facilities provided approximately 4,224 MW of generating capacity, with on-island independent power producers providing an additional 350 MW of capacity under contract to LIPA. Purchases from NYPA, excluding NYPA's Power for Jobs Program, and on-island municipal utilities provided approximately 235 MW. Additional capacity was provided by purchases of 20 MW from NYPA under the Power for Jobs Program, other firm purchases of 159 MW, and DSM program load curtailment capability of 17 MW. In aggregate, these resources provided approximately 5,000 MW in 1998.

      To satisfy the growing needs of its electric customers, LIPA is expected to enter into additional power purchase agreements beginning on or about June 1999. The estimated power supply plan also anticipates an additional reduction of approximately 150 MW in customer peak load requirements through DSM programs by 2008. As a result of these changes, total capacity available to LIPA to meet the needs of its customers is expected to be 5,529 MW by 2008.

Fuel Supply

      Pursuant to the EMA, KeySpan procures and manages the fuel supplies used at the Generating Facilities. The particular fuel used for generation depends on generation plant fuel capability, fuel supply, transportation availability, fuel cost and environmental restrictions. Most of the KeySpan steam units can burn either natural gas or residual oil and certain units are required to burn lower sulfur residual oil or natural gas. Natural gas or distillate fuel is burned in the gas turbines.

      KeySpan shares eight gas delivery interconnections between its distribution system and the New York gas market. KeySpan and Con Edison have entered into the New York Facilities Agreement that provides for use of their joint systems to allow the parties to receive gas from interstate pipelines connected to their systems.

      Oil is stored on site or at locations accessible by each generation facility. LIPA believes that: (i) existing oil storage capacity plus an active oil management program has historically helped avoid a fuel oil supply disruption at the Generating Facilities; and (ii) conversion of certain generating units to burn natural gas has further reduced exposure to potential oil interruptions.

Regulation

      LIPA is subject to regulation by various State and Federal agencies.

      New York State. The Public Service Commission ("PSC") is the principal agency in the State regulating the generation, transmission, distribution and sale of electric power and energy. It has no statutory jurisdiction over rates for power generated, transmitted, distributed or sold by LIPA but does regulate the rates of New York State's investor-owned utilities and certain municipal systems to which LIPA sells power.

      The PSC is empowered by the New York Public Service Law to issue Certificates of Environmental Compatibility and Public Need prior to the construction in New York of power transmission lines of certain capacities and lengths, including those of LIPA. In addition, the New York State Board on Electric Generation Siting and the Environment is empowered by the New York Public Service Law to issue Certificates of Environmental Compatibility and Public Need prior to the construction in New York of major electric generating facilities.

      Under the Long Island Power Authority Act (the "LIPA Act"), the Authority is empowered to set rates on behalf of LIPA for electric service in the Service Area without obtaining the approval of the PSC or any other state regulatory body. See, however, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate Matters."

      The Department of Environmental Conservation ("DEC") is the principal agency of the State of New York regulating air, water and land quality. Before any Federal license or permit can be issued for any activity involving a discharge into navigable waters, the DEC must certify that the discharge will comply with the State water quality standards (or waive certification). Certain aspects of the DEC's regulatory authority over pollutant discharge permits, air quality permits and hazardous waste regulation arise from delegation of such authority to the State by Federal legislation.

      Federal. Under Part II of the Federal Power Act, the Federal Energy Regulatory Commission ("FERC") regulates the rates, terms and conditions of: (i) the sale for resale of electric power by "public utilities"; and (ii) the provision of transmission service in interstate commerce by public utilities. Neither the Authority nor LIPA is a "public utility" under the Federal Power Act ("FPA"). Although the rates, terms and conditions under which LIPA provides transmission service are not currently subject to general FERC jurisdiction, FERC may order LIPA to provide transmission services to individual customers meeting the requirements of Sections 211 and 212 of the Federal Power Act on rates, terms and conditions comparable to those of LIPA for LIPA's own use of its system.

      The Environmental Protection Agency ("EPA") is the principal agency of the Federal government regulating air, water and land quality. LIPA and the Authority are subject to EPA rules requiring the securing of routine discharge permits for non-radiological emissions and effluents from all Authority and LIPA facilities. The Nuclear Regulatory Commission ("NRC") regulates the construction and operation of nuclear power plants. The NRC prescribes various operating standards and other rules for the operation of nuclear power plants.

Shoreham Tax Matters

      Through November 1992, Suffolk County and the following Suffolk County political subdivisions (collectively, the "Suffolk Taxing Jurisdictions"), the Town of Brookhaven, Shoreham-Wading River Central School District, Wading River Fire District and the Shoreham-Wading River Library District (which was succeeded by the North Shore Library District), levied and received real estate taxes from LILCO on the Shoreham plant. When the Authority acquired the Shoreham plant in February 1992, it was obligated pursuant to the LIPA Act to make Payments-In-Lieu-Of-Taxes ("PILOTs") on the Shoreham plant beginning in December 1992. As part of the agreement between LILCO and the Authority providing for the transfer of Shoreham to the Authority, LILCO agreed to fund these payments. Prior to the Merger, LILCO charged rates in an amount sufficient to make these payments to the Authority. Both LILCO and the Authority contested the assessments, claiming the Shoreham plant was overassessed. To date, the Authority has made such payments, in whole or in part, pursuant to interim PILOT agreements and collected the costs thereof pursuant to the PILOTs rider which is part of LIPA's rates.

      On March 26, 1997, a judgment was entered in the Supreme Court, State of New York, Suffolk County, on behalf of LILCO against the Suffolk Taxing Jurisdictions ordering them to refund to LILCO property tax overpayments (resulting from over-assessments of Shoreham) in an amount exceeding $868 million, including interest as of the date of the judgment. In addition, the judgment provides for the payment of post-judgment interest (the "Shoreham Property Tax Litigation"). The Court also determined that the Shoreham plant had a value of nearly zero during the period the Authority has owned Shoreham. This judgment was unanimously affirmed by the Appellate Division of the State of New York on July 13, 1998. Certain of the Suffolk Taxing Jurisdictions sought to appeal this judgment to the New York State Court of Appeals. Their applications were unanimously denied by the Appellate Division. New applications for leave to appeal were made to the Court of Appeals. On January 19, 1999, the Court of Appeals denied the motions. There is no further review in the New York State court system.

      The Authority had proposed a settlement agreement with the Suffolk Taxing Jurisdictions and Nassau County. The proposed settlement agreement would, among other things, cause the Authority: (i) not to enforce the judgment in favor of LILCO; and (ii) not to make any claim for a refund of what the Authority believes is an overpayment of PILOTs, in exchange for the payment by the Suffolk Taxing Jurisdictions to the Authority of $625 million.

      On February 1, 1999, a lawsuit was filed in the Supreme Court of the State of New York, Nassau County by the Association for a Better Long Island against the Authority and LIPA. This lawsuit seeks: (i) to require the Authority to collect the full amount of the judgment obtained by the Authority in the Shoreham Property Tax Litigation; and (ii) to declare that the offer of the Authority to settle the Shoreham Property Tax Litigation is void and legally unenforceable. No assurance can be given as to the method, amount (if any) or timing of any recovery by the Authority related to the Shoreham Property Tax Litigation.

      The proposed settlement agreement with the Suffolk Taxing Jurisdictions was not accepted and on March 1, 1999, the Authority withdrew its offer to settle the Shoreham Property Tax Litigation including claims related to the Authority's overpayment of PILOTs on the Shoreham plant for $625 million and indicated that any settlement would have to be at a higher amount. On that date, the Authority also demanded that the Suffolk Taxing Jurisdictions pay refunds of real estate taxes in the amount of approximately $784 million consisting of (i) refunds and interest due as of the entry of the judgment on March 26, 1997 for the period from and after January 15, 1987 (the effective date of the LIPA Act) of approximately $675 million and (ii) accrued post-judgment interest in the amount of approximately $109 million. Post-judgment interest will continue to accrue until the judgment is satisfied.

      On September 15, 1998, Suffolk County filed an action against the Authority in the Supreme Court of the State of New York, County of Suffolk seeking to enjoin the Authority from recovering tax refunds based upon the over-assessment of the Shoreham nuclear plant. The action claims that the Authority does not have the right to recover property taxes previously assessed against LILCO for tax years 1984-1985 through 1991-1992. On March 19, 1999, the court ruled that the Authority was not entitled to collect any refund of property taxes assessed against the Shoreham plant. In addition, the court stated that the Authority has a duty to discontinue and abandon all proceedings which seek the repayment of all or part of the taxes assessed against the Shoreham Plant. The Authority intends to appeal this decision. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition. Further, the court stated that under a ruling of the New York State Court of Appeals, the Authority is not prohibited from seeking refunds of PILOTs paid on over-assessments of the Shoreham plant.

      The New York State Court of Appeals in a separate case has ruled that the LIPA Act does not prohibit the Authority from seeking refunds plus interest if it has overpaid PILOTs based on an over-assessment of Shoreham. The Authority has made PILOT payments of approximately $345 million which it believes were based on such an over-assessment. On February 24, 1999, the Authority filed an action against the Suffolk Taxing Jurisdictions in the Supreme Court of the State of New York, Nassau County, seeking a judgment in an amount equal to the total amount of PILOTs overpaid by the Authority, plus interest.

      On March 23, 1999, the Shoreham Wading River Central School District filed an action against the Authority in the Supreme Court of the State of New York, County of Nassau seeking an order directing the Authority to pay approximately $6.4 million of PILOTs which the plaintiff alleges are due and owing and approximately $24.6 million of PILOTs which the plaintiff alleges is the cumulative deficiency as of June 1, 1998. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition.

Certain Factors Affecting the Electric Utility Industry

General

      The electric utility industry has been, and in the future will be, affected by a number of factors which will have an impact on the business, affairs and financial condition of both public and private electric utilities, including the Authority and LIPA.

      One of the most significant of these factors is the efforts on both the national and local levels to restructure the electric utility industry from a heavily regulated monopoly to an industry in which there is open competition for power supply service on both the wholesale and retail level.

      Electric utilities are also subject to increasing Federal, state and local statutory and regulatory requirements with respect to the siting and licensing of facilities, safety and security, air and water quality, land use and other environmental factors. The industry is subject to claims asserting health effects from electric and magnetic fields associated with power lines, home appliances and other sources.

Energy Policy Act of 1992

      The Energy Policy Act of 1992 (the "Energy Policy Act") made fundamental changes in the Federal regulation of the electric utility industry, particularly in the area of transmission access. The purpose of these changes, in part, was to bring about increased competition in the wholesale electric power supply market. In particular, the Energy Policy Act provides FERC with the authority, upon application by any person selling electricity, federal power marketing agency, or other power generator, to require a transmitting utility to provide transmission services to the applicant essentially on a cost-of-service basis. Municipally-owned electric utilities are "transmitting utilities" for purposes of these provisions of the Energy Policy Act. However, the Energy Policy Act specifically denied FERC the authority to mandate "retail wheeling," under which a retail customer of one utility could obtain transmission services for the purpose of obtaining power from another utility or non-utility power generator.

FERC Initiatives

      On April 24, 1996, the FERC issued two final rules that contain significant policy initiatives designed to open the market for generation of electricity to competition. The final rules effect significant changes in the regulation of transmission services provided by "public utilities" (as defined in the FPA) that own, operate or control interstate transmission facilities used to transmit power in interstate commerce ("jurisdictional utilities"). Neither the Authority nor LIPA is a jurisdictional utility as so defined.

      One of the final rules, Order No. 888, as modified on rehearing: (i) requires all public utilities to provide open access transmission services on a non-discriminatory basis by requiring all such public utilities to file tariffs that offer other entities seeking use of the interstate transmission system the same transmission services they provide themselves under comparable terms and conditions; and (ii) contains a reciprocity provision that requires non-jurisdictional utilities (including municipal and consumer-owned utilities such as LIPA and the Authority) that purchase transmission services under FERC-filed open-access tariffs and that own or control transmission facilities to, in turn, provide open access service to the transmitting utility on rates, terms and conditions that are comparable to the service that the non-jurisdictional utility provides itself. Order No. 888 also includes provisions which, in effect, would permit jurisdictional utilities to recover so-called "stranded costs" for generating and other facilities from wholesale customers of a utility who opt to purchase from other power suppliers.

      The rates that LIPA charges for transmission service under its Open Access Transmission Tariff ("OATT"), including the calculation of any stranded cost charge, are not subject to direct regulation by FERC under Part II of the FPA. FERC has reviewed the rates under LIPA's OATT and found that the OATT represents an acceptable reciprocity tariff subject to the condition that LIPA adopt a code of conduct and maintain an Open Access Same-time Information Service ("OASIS"). A prospective customer seeking service under the OATT may challenge the rate or stranded cost charge quoted by LIPA to the customer by filing an application to the FERC for an order requiring LIPA to provide transmission service under Sections 211 and 212 of the FPA. FERC has discretion to entertain such an application, but it has noted that when FERC has approved an OATT for comparability purposes for that nonjurisdictional utility the applicant requesting a Section 211 order has the burden to show why service to the applicant under the same terms as available under the OATT is not sufficient and why a Section 211 order should be granted.

      The other final rule, Order No. 889, as supplemented by later orders, requires standards of conduct for utilities that offer open access transmission services to ensure that transmission owners and their affiliates do not have an unfair competitive advantage in using transmission to sell power. To this end, Order No. 889 (i) requires those utilities to establish an electronic OASIS to share transmission-related information (including information about available capacity) on a real-time basis, and also requires those utilities to obtain information about their transmission systems for their own wholesale power transactions, such as available capacity, in the same way that their competitors do via an OASIS; and (ii) promulgated standards of conduct to ensure that utilities functionally separate their transmission and wholesale power merchant functions to prevent self-dealing.

      In the Spring of 1997, FERC issued its orders on rehearing of Order Nos. 888 and 889. In these supplemental orders FERC upheld the bulk of its rulings in Order Nos. 888 and 889, while making changes to certain aspects of those rules to implement its open-access policies. Public utilities were required to submit revised tariffs to FERC during the Summer of 1997 to reflect FERC's orders on rehearing. In November 1997 and again in 1998, FERC issued further orders on rehearing affirming, with certain clarifications, its previous orders. Both Order Nos. 888 and 889 have been appealed to the U.S. Court of Appeals.

      Neither the Authority nor LIPA is directly subject to the new rules. However, the Authority and LIPA are subject to the reciprocity provision in Order No. 888, described above. Moreover, the Authority has voluntarily filed an OATT that substantially conforms to the provisions of Order No. 888, as modified on rehearing, which FERC had made a condition to FERC's approval of the transfer to the Authority of LILCO's transmission assets. On September 22, 1998, FERC approved LIPA's OATT finding that it is consistent with the compatibility requirements of Order No. 888 as modified on rehearing for an acceptable reciprocity transmission tariff on the condition that LIPA adopt a code of conduct and maintain an OASIS. LIPA's OASIS is in place. LIPA has filed its code of conduct with FERC.

      Under Part 11 of the FPA, "public utilities" are subject to regulation by FERC. A "public utility" includes any person or entity that owns, controls, or operates facilities used for the transmission of electric energy in interstate commerce or for the sale of electric energy at wholesale in interstate commerce.

      However, under Part 11 of the FPA a "public utility" does not include a state or any political subdivision of a state, or any agency, authority, or instrumentality of any one or more of the foregoing. As a corporate municipal instrumentality and political subdivision of the State of New York, the Authority, and, indirectly, LIPA, are largely exempt from FERC regulation as "public utilities" under Part H of the FPA. Notwithstanding this exemption, the Authority and LIPA are subject to the authority of FERC to order interconnection of its facilities pursuant to Section 210 of the FPA, and the authority of FERC to order "transmitting utilities" to provide transmission services in accordance with sections 211 and 212 of the FPA as amended by the Energy Policy Act.

Proposed Federal Deregulation Legislation

      Many bills have been introduced into the United States House of Representatives and the United States Senate to deregulate the electric utility industry on the federal or state level, including bills supported by the Clinton Administration as discussed below. In general, many of the bills provide for open competition in the furnishing of electricity to all retail customers (i.e., retail wheeling). No prediction can be made as to whether these bills, or any future proposed federal bills to deregulate the electric industry, will become law, or, if they become law, what their final form or effect would be.

      In March 1998, the Clinton Administration announced a Comprehensive Electricity Competition Plan. The components of the plan fall into five categories which include: (i) encouraging states to implement retail competition by permitting retail customers to purchase power from the supplier of their choice by January 1, 2003, although it would permit states or non-regulated utilities to opt out of competition under certain circumstances; (ii) protecting consumers by facilitating competitive markets; (iii) assuring access to and reliability of transmission systems by amending the Federal Power Act to provide FERC with the authority to require transmitting utilities to turn over the operational control of transmission facilities to an independent system operator; (iv) promoting and preserving public benefits by, among other things, requiring a minimum level of renewable generation facilities and requiring a trading system for nitrogen oxide pollutant reductions; and (v) amending federal statutes to provide FERC with authority to order transmission in certain circumstances, reinforcing FERC authority over certain matters and amending the laws with respect to tax-exempt bonds. The Clinton Administration Plan to amend the laws with respect to tax-exempt bonds would provide that the private use limitations are inapplicable to outstanding bonds for publicly-owned generation, transmission or distribution facilities if used in connection with retail competition or open access transmission. Tax-exempt financing would not be available for new generation or transmission facilities but would continue to be available for distribution facilities subject to current law private use limitations.

      Bills were introduced into the Senate and the House in 1998 which reflected the Clinton Administration's proposal which bills expired upon the adjournment of the 1998 Congressional session. On February 1, 1999, the Clinton Administration released its revenue proposals, including proposals that are substantially the same as those announced in 1998, as described above, which would impose restrictions on the availability of tax-exempt financing for electric generation facilities. LIPA can not predict whether the Clinton Administration will introduce actual legislation to deregulate the electric utility industry in the current session of Congress and, if so, whether such legislation will be similar to that which was introduced in 1998. Moreover, LIPA cannot predict what effect such legislation, if adopted, would have on the Authority or LIPA.

New York State Electric Utility Industry Restructuring Matters

      Public Service Commission Competitive Opportunities Proceeding. On March 19, 1993, the PSC commenced a proceeding to investigate issues related to a future regulatory regime for New York's electric industry in light of increasing competitive opportunities. The second phase of this proceeding, which commenced in August 1994, concerned issues related to potential restructuring of the industry from a regulated monopoly service to a more competitive framework.

      The PSC issued an Opinion and Order on May 20, 1996 ("Order 96-12") in the competitive opportunities proceeding which required each of the New York investor-owned electric utilities (except Niagara Mohawk and LILCO) to submit a restructuring plan to the PSC. In Order 96-12, the PSC set goals for the introduction of competition in New York State's generation and energy services sectors. The PSC's preferred industry structure would ultimately allow all customers retail access after a period of transition. The PSC anticipates both lower electricity prices and economic development to result from competition.

      One of the key issues that must be addressed before competition is established in New York concerns stranded costs. Stranded (or strandable) costs are defined by the PSC as those costs incurred by utilities that may become unrecoverable during the transition from regulation to a competitive market for electricity. The investor-owned utilities contend that all prudent costs incurred to provide electric service should be recovered. The PSC stated in Order 96-12 that the utilities and independent power producers must mitigate potential stranded costs.

      While not under the regulatory control of the PSC, LIPA has a significant interest in the outcome of Con Edison, New York State Electric and Gas Corporation ("NYSEG") and other PSC restructuring proceedings. Any decision by the PSC relating to the future competitive structure of New York's electric industry could affect the manner in which LIPA operates.

      Nuclear Plant Issues. In August 1997, the staff of the PSC issued a report in the context of the PSC's Competitive Opportunities Proceeding proposing, among other things, that, beyond a transition period, which is generally the period covered by the individual restructuring agreements before the PSC, nuclear generation should operate on a competitive basis. The report also proposed that the sale of nuclear plants to third parties be the preferred means of determining the fair market value of marketable generation plants, as it offers the greatest potential for mitigation of stranded costs and for the elimination of anti-competitive subsidies.

      On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by the staff report and the comments received in response thereto. In summary, the PSC: (i) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion; (ii) characterized the proposals in the staff report as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry; (iii) questioned the staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests; and (iv) indicated interest in the potential for New York Nuclear Operating Company ("NYNOC") to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generation proceeding or separately upon the filing of a formal NYNOC proposal. The initiating order announced the intention to complete the proceeding by the second quarter of 1999.

      During 1997, NYPA, Con Edison, Niagara Mohawk and Rochester Gas and Electric Corporation, the four utilities operating nuclear generating facilities in New York State, executed a joint announcement which expressed their desire to move forward with plans to form NYNOC, and stated that the four utilities will initiate the steps to assure that NYNOC will have the necessary leadership, personnel and structure to operate the six nuclear units now operated independently by such utilities. The joint announcement also stated that during the transition phase, while necessary governmental approvals are sought, the utilities would continue with and add to the cooperative initiatives the companies have already begun. NYNOC, a limited liability company, would operate the six nuclear plants currently operated by the four entities to achieve economies of scale and increase cost effectiveness. The plants would continue to be owned, and the output of the plants marketed, by the respective owners of the plants. It is contemplated that NYNOC would become the operator under the plants' NRC operating licenses, while other aspects of the NRC licenses would remain with the owners of the plants. It is uncertain what effect Niagara Mohawk's participation in such an arrangement will have on LIPA; nor can LIPA predict the effect on such an arrangement of the auction proposal in the staff report.

      On or about June 15, 1998, NYSEG, one of the owners of NMP2 commenced an action against Niagara Mohawk in Supreme Court of the State of New York, Tompkins County, demanding, among other things, judgment to: (i) enjoin Niagara Mohawk from transferring operating responsibility of NMP2 to NYNOC; and (ii) declare that Niagara Mohawk may not transfer its operational responsibility for NMP2 to NYNOC without NYSEG's consent. LIPA can make no prediction as to the outcome of this litigation.

      The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety, and reserves to the NRC, the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On December 28, 1998, the NRC announced commencement of a rulemaking proceeding initiated by a group of utilities which are nonoperating joint owners of nuclear plants. These utilities request that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. On March 22, 1999, the Authority filed comments in support of the rule proposed by the group of utilities. In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. LIPA is unable to predict how such increased stringency may affect the results of operations or financial condition of NMP2.

      Independent System Operator Proposal. Pursuant to FERC Order No. 888 as modified on rehearing, applicable to, among others, the investor-owned electric utilities (the "IOUs") in New York, which, along with NYPA, comprise the New York Power Pool ("NYPP"), the IOUs undertook, with NYPA, to develop an arrangement for providing non-discriminatory open-access transmission over all of the electric transmission lines in New York. As a result of this effort, the IOUs and NYPA filed a proposal (as most recently revised, the "Proposal") with FERC to provide open access to their transmission lines. In addition, the Proposal would establish the Reliability Council (as defined herein) and the New York Power Exchange ("NYPE"). The NYPP will be replaced by the independent system operator ("ISO"), Reliability Council and NYPE. Under the Proposal, the IOUs and NYPA would form a not-for-profit corporation, the ISO, which would have responsibility for the operation of most of the transmission lines of the participants. The ISO would be responsible for scheduling the use of the lines by its members and others that wished to use the lines for transmission of electricity, and would be responsible for collecting fees from transmission customers. Each member and NYPA would retain ownership, and would be responsible for maintenance, of their respective transmission lines. The customers of the ISO, including the IOUs and NYPA, would pay fees to the ISO. Any ISO member may withdraw from the arrangement contemplated by the Proposal, on 90-days' notice to the board of directors of the ISO but, in the case of an IOU, such withdrawal requires FERC approval unless the IOU has an "open access" transmission facilities tariff on file with FERC.

      A significant feature of the ISO's tariff will be its use of a schedule of flexible transmission rates to take account of the cost of energy at its destination along the transmission network in meeting competing demands for the transmission facilities subject to the ISO's jurisdiction.

      Under the Proposal, the IOUs and NYPA would be the first members of the ISO, and LIPA may join. The Proposal also allows any "Market Participant" (which would include any person engaged in the wholesale sale, transmission or purchase of electric energy) to join the ISO by becoming a signatory to the ISO Agreement. Finally, non-Market Participants (e.g. environmental and consumer organizations) have the opportunity to participate in the governance of the ISO. The ISO would be governed by a Board of Directors consisting of the executive director of the ISO and nine individuals selected by a selection committee composed of representatives of members, other interested parties and the PSC. No member of the board of directors will be able to own shares in or have a continuing business relationship with any Market Participant. The chief executive officer of the ISO will be chosen by the Board of Directors and will be responsible for the day-to-day operation of the ISO.

      Pursuant to FERC's June 1998 Order conditionally approving the ISO, the governance provisions of the ISO are being revised. On October 23, 1998, the members of the NYPP, including NYPA and the Authority, submitted a settlement agreement to FERC to modify certain governance provisions in response to FERC's June 1998 Order. Signatories to the settlement agreement include seventeen entities other than the members of NYPP (the transmission owners), including the PSC and representatives of consumer, environmental and other organizations. Among other things, the proposed agreement modifies the structure of the management, operations and business issues committees to facilitate a more diverse representation, reduces the percentage that the votes of the transmission owners as a group and any individual transmission owner may constitute of the required vote for adoption of proposals, requires annual updating of membership on these committees and requires the ISO board to publicly announce the process for selecting members of these committees. This proposal must be approved by FERC before it can be implemented.

      The Reliability Council proposed to be established concurrently with the ISO will be a separate not-for-profit corporation or limited liability company which will establish safety and reliability standards for all entities, including the ISO, engaging in electric power transactions on the ISO's transmission system. An executive committee consisting of thirteen members will govern the Reliability Council. FERC's June 1998 Order approved the proposed structure and governance of the Reliability Council.

      Certain members of the ISO have reserved the right to seek a determination of the United States Internal Revenue Service (the "IRS") that participation in the arrangement contemplated by the Proposal will not adversely affect the federal tax-exempt status of any obligations issued by such a member nor adversely affect its ability to issue future federal tax-exempt obligations. FERC has conditionally authorized the establishment of the ISO but has not approved the rates or terms and conditions of service. In December 1998, the Authority approved LIPA's participation in the ISO provided that certain modifications are made to the Proposal and approved by FERC which would protect the tax-exempt status of the Authority's debt in light of LIPA's participation in the ISO. By order dated January 27, 1999, FERC conditionally accepted, with modifications, the proposed ISO tariff and the proposed market rules of the ISO and granted the request for market-based rates. The January 27, 1999 order called for public hearings on certain aspects of the proposed rates and provided for settlement judge proceedings.

Environmental

      Electric utilities are subject to continuing environmental regulation. Federal, state and local standards and procedures which regulate the environmental impact of electric utilities are subject to change. These changes may arise from continuing legislative, regulatory and judicial action regarding such standards and procedures. No assurance can be given that new standards and procedures will not be imposed or that existing standards and procedures will not be changed. An inability to comply with environmental standards could result in additional capital expenditures to comply, reduced operating levels or the complete shutdown of individual electric generating units, including NMP2 and those under contract to LIPA under the PSA, not in compliance. See "Legal Proceedings - Environmental."

Nuclear Plant Matters

      The Energy Policy Act provides, among other things, that utilities with nuclear reactors will contribute an aggregate total of $150 million annually, based upon an assessment, for a period of 15 years, up to a total of $2.25 billion (in 1992 dollars), for the costs for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities.

      In accordance with the Nuclear Waste Policy Act of 1982, Niagara Mohawk, as the operator of Nine Mile Point, in August 1995, entered into a contract with DOE, under which DOE, commencing not later than January 31, 1998, would accept and dispose of spent nuclear fuel. However, it appears unlikely that DOE will accept any spent nuclear fuel from Niagara Mohawk or others before 2010. The contract provides that Niagara Mohawk will pay quarterly to DOE a fee based on nuclear generation and sales of electricity from Nine Mile Point at a specified rate.

      The NRC has adopted decommissioning rules which require reactor operators to certify that sufficient funds will be available for decommissioning the contaminated portion of nuclear plants in the form of prepayments or external sinking funds, either of which must be segregated from the licensee's assets and outside its administrative control, or by the surety of insurance payable to a trust established for decommissioning costs. LILCO established such an external decommissioning trust fund in 1990 to meet these regulatory requirements. LIPA expects that by the expiration of NMP2's operating license in 2026, there will be funds in LIPA's decommissioning trust fund sufficient to meet the current estimated costs for its 18% share of the decommissioning costs of Nine Mile Point 2. If the estimated NMP2 decommissioning costs should increase, based on future site specific studies or NRC regulatory changes, LIPA expects to increase its contributions into the decommissioning trust fund to meet the revised requirements.

      The Federal Low-Level Radioactive Waste Policy Act, as amended in 1985, requires states to join compacts or to individually develop their own low-level radioactive waste disposal site. In response to the Federal law, New York State had decided to develop its own site because of the large volume of such waste generated in New York, and had committed to develop a plan for the management of the low-level radioactive waste in New York State during the interim period until the disposal facility was available. LIPA cannot predict when such a facility may be available.

      Niagara Mohawk presently ships the low-level radioactive waste generated at Nine Mile Point to a disposal facility in Barnwell, South Carolina. During the period July 1, 1994, to June 30, 1995, the legislature of South Carolina denied access to the facility to out-of-region low-level radioactive waste generators, including those in New York State. LIPA cannot predict whether the Barnwell facility will be closed again to out-of-region low-level radioactive waste generators at some future date before the New York State disposal facility becomes available.

      NMP2 has a spent fuel pool ("SFP") to store the spent fuel assemblies discharged from normal plant operations. The SFP has a total designed capacity to house 4,049 spent fuel assemblies. There are 1,400 spent fuel assemblies currently residing in the NMP2 SFP.

      SFP capacity will be reached in the year 2012. Therefore, starting in the time frame of 2008-2010, the operator of NMP2 is expected to focus on one of the following options available at that time for the management of its spent fuel: use of a permanent repository, use of a central interim storage facility mandated by Congress or the creation and use of additional storage capacity at Nine Mile Point.

      Niagara Mohawk procures public liability and property insurance for NMP2, and LIPA reimburses Niagara Mohawk for its 18% share of those costs. The Price-Anderson Amendments Act mandates that nuclear power plants secure financial protection in the event of a nuclear accident. This protection must consist of two levels. The primary level provides liability insurance coverage of $200 million (the maximum amount available) in the event of a nuclear accident. If claims exceed that amount, a second level of protection is provided through a retrospective assessment of all licensed operating reactors. Currently, this "secondary financial protection" subjects each of the 110 presently licensed nuclear reactors in the United States to a retrospective assessment of up to $88.1 million for each nuclear incident, payable at a rate not to exceed $10 million per year. LIPA's interest in NMP2 could expose it to a maximum potential loss of $15.9 million, per incident, through assessments of $1.8 million per year in the event of a serious nuclear accident at NMP2 or another licensed U.S. commercial nuclear reactor. These assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims.

      Niagara Mohawk has also procured $500 million primary nuclear property insurance with the Nuclear Insurance Pools and approximately $2.3 billion of additional protection (including decontamination costs) in excess of the primary layer through Nuclear Electric Insurance Limited ("NEIL"). Each member of NEIL, including LIPA, is also subject to retrospective premium adjustments in the event losses exceed accumulated reserves. For its share of NMP2, LIPA could be assessed up to approximately $1.6 million per loss. This level of insurance is in excess of the NRC required $1.06 billion of coverage.

      LIPA has obtained insurance coverage from NEIL for the extra expense incurred in purchasing replacement power during prolonged accidental outages. Under this program, should losses exceed the accumulated reserves of NEIL, each member, including LIPA would be liable for its share of deficiency. LIPA's maximum liability per incident under the replacement power coverage, in the event of a deficiency, is approximately $700,000.

      The NRC has notified all utilities operating nuclear power plants that they are required to inform the NRC of steps they are taking to see that computer systems will function properly by the year 2000. In connection therewith, each such utility was required to submit a written indication of, among things, whether or not they are pursuing and continuing to pursue a plan to solve their Year 2000 issue, such as, or similar to, that outlined in the publication Nuclear Utility Year 2000 Readiness published by the Nuclear Energy Institute and the Nuclear Utilities Software Management Group (the "NEI/NUSM Plan"). In addition, not later than July 1, 1999, each such utility must submit a written response confirming that its plant is Year 2000 ready, or if not ready, the utility must provide a status report of work remaining to be done. Niagara Mohawk submitted its required response indicating that it has pursued and is continuing a Year 2000 readiness program similar to that recommended in the NEI/NUSM Plan.

Item 2. PROPERTIES

      The location and general character of the principal properties of LIPA are described in Item 1, "Business" under the headings "The Transmission and Distribution System" and "Nine Mile Point Nuclear Power Station, Unit 2."

Item 3. LEGAL PROCEEDINGS

      LIPA has been named as a nominal defendant in a derivative suit pending in the United States District Court for the Eastern District of New York entitled Sylvester v. Catacosinos, et al. A motion to dismiss on behalf of LIPA was filed on September 23, 1998 and argued on January 28, 1999. In addition, LIPA has been named as a defendant in an action brought by the County of Suffolk that is pending in New York State Supreme Court, Suffolk County, entitled County of Suffolk v. KeySpan et al. The response date has been postponed until such time as it is determined whether the action will be consolidated with a consolidated class action pending in New York State Supreme Court, Nassau County, entitled In re KeySpan Corporation Shareholder Litigation. Former officers and directors of LILCO also have been named as defendants in each of these actions.

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

      Because the cases are in an early state, at which no discovery has yet taken place, LIPA cannot express an opinion as to the likelihood of any liability. LIPA has notified KeySpan of its entitlement to indemnification pursuant to an indemnification agreement dated June 26, 1997, for any losses LIPA suffers as a result of these lawsuits. LIPA expects that KeySpan will honor the request for indemnification. LIPA also understands that the Attorney General of the State of New York is investigating the actions and statements of certain former officers of LILCO in connection with such compensation.

      On September 28, 1998, Suffolk County and the Towns of Huntington and Babylon (collectively, the "Plaintiffs") brought a class action on behalf of themselves and all electric utility ratepayers in Suffolk County (the "Ratepayers") against the Authority, LIPA, KeySpan and others in the United States District Court for the Eastern District of New York entitled County of Suffolk et al. v. Long Island Power Authority, et al. (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that: (i) LIPA and the Authority failed to refund alleged capital gains directly to Ratepayers as a result of the Merger, unlawfully depriving Ratepayers of their property under federal and state constitutional provisions; and (ii) LIPA failed to refund to Ratepayers certain deferred tax reserves carried on LILCO's books at the time of the Merger, unjustly enriching KeySpan.

      Based on these allegations, Plaintiffs are seeking judgments, among other things: (i) awarding damages against KeySpan and LIPA for impairment of contract, breach of contract and conversion; and (ii) declaring that KeySpan holds the proceeds of the Merger attributable to the capital gains and the deferred tax reserve in trust for the benefit of the Ratepayers and ordering KeySpan to make a full accounting of such proceeds. LIPA believes that, although the recovery sought by Plaintiffs could be material in amount, any such recovery would not have a material financial impact on LIPA or its Customers.

      In an action commenced on May 26, 1998 (Schulz et al. v. New York State Public Authorities Control Board et al., United States District Court, Northern District of New York), plaintiff's complaint, in several claims for relief, sought a judgment declaring, inter alia, the resolution of the PACB authorizing the Authority to issue bonds to be null and void on State and federal constitutional grounds and sought a temporary restraining order or preliminary injunction prohibiting and enjoining the issuance of bonds. On May 27, 1998, the District Court denied the plaintiff's request for a temporary restraining order or preliminary injunction and dismissed the plaintiff's action on the ground that the plaintiffs lack standing to assert the claims pleaded in the complaint. On February 8, 1999, the United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of the plaintiff's action.

      On May 27, 1998, the Initiative for Competitive Energy (the "ICE") filed an action in the Supreme Court of the State of New York, County of Suffolk, against the Authority seeking, inter alia, an injunction enjoining the Authority from selling bonds "whose purpose is to finance the proposed Shoreham Property Tax Settlement, the Shoreham Rebates, Credits and Suffolk Surcharge." The action further requested a judgment declaring invalid and directing the rescission of the sale of such bonds. By decision dated October 7, 1998, the Supreme Court dismissed the complaint and ruled in favor of the Authority on all issues. On October 28, 1998, the ICE filed a notice of appeal.

      In May 1995, eight participants of LILCO's Retirement Income Plan ("RIP") filed a lawsuit against LILCO, the RIP and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York. In January 1996, the Court ordered that this action be maintained as a class action. This proceeding arose in connection with the plaintiffs' withdrawal, approximately 25 years ago, of contributions made to the RIP, thereby resulting in a reduction of their pension benefits. On January 7, 1999, a settlement agreement was filed with the Court providing for the payment of $7.75 million to the plaintiffs. The Authority would be responsible for approximately $5.4 million. The settlement is subject to judicial review. Amended settlement papers were filed on February 22, 1999 and a hearing date is scheduled for July 27, 1999.

      In December 1997, Suffolk County brought a suit against the Authority and others in the Supreme Court of the State of New York County of Nassau seeking a judgment, among other things: (I) annulling and vacating the acceptance by the Authority of certain conditions contained in the July 1997 PACB resolution approving the Authority's acquisition of LILCO and related transactions; (ii) declaring that all or any actions taken by the Authority to implement or carry out the PACB conditions are null and void; and (iii) directing that the Authority take no further action to acquire the stock or assets of LILCO unless and until such acquisition has been approved by the PACB in the manner approved by law. A decision was rendered in March 1998 which held for the Authority on all substantive issues. Suffolk County filed a notice of appeal to the Appellate Division of the State of New York.

      LIPA is involved in various legal proceedings which are routine litigation matters incidental to the conduct of its business. In the judgment of the Authority and LIPA, these matters will not individually or in the aggregate, have a material adverse effect on the financial position, results of operations or cash flows of LIPA. See "Business--Shoreham Tax Matters."

Environmental

      In connection with the Merger, KeySpan and LIPA entered into Liabilities Undertaking and Indemnification Agreements which, when taken together, provide, generally, that environmental liabilities will be divided between KeySpan and LIPA on the basis of whether they relate to assets transferred to KeySpan or retained by LIPA as part of the Merger. In addition, to clarify and supplement these agreements, KeySpan and LIPA also entered into an agreement to allocate between them certain liabilities, including environmental liabilities, arising from events occurring prior to the Merger and relating to the business and operations to be conducted by LIPA after the Merger (the "Retained Business") and to the business and operations to be conducted by KeySpan after the Merger (the "Transferred Business").

      KeySpan is responsible for all liabilities arising from all manufactured gas plant operations ("MGP Sites"), including those currently or formerly operated by KeySpan or any of its predecessors, whether or not such MGP Sites related to the Transferred Business or the Retained Business. In addition, KeySpan is liable for all environmental liabilities traceable to the Transferred Business and certain scheduled environmental liabilities. Environmental liabilities that arise from the non-nuclear generating business may be recoverable by KeySpan as part of the capacity charge under the PSA. LIPA is responsible for all environmental liabilities traceable to the Retained Business and certain scheduled environmental liabilities.

      Environmental liabilities that exist as of the date of the Merger that are untraceable, including untraceable liabilities that arise out of common and/or shared services have been allocated 53.6% to LIPA and 46.4% to KeySpan.

Environmental Matters Retained by LIPA

      Long Island Sound Transmission Cables. The Connecticut Department of Environmental Protection ("DEP") and the DEC separately have issued Administrative Consent Orders ("ACOs") in connection with releases of insulating fluid from an electric transmission cable system located under the Long Island Sound. The ACOs require the submission of a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement, and environmental impacts associated with prior leaks of fluid into the Long Island Sound. Compliance activities associated with the ACOs are ongoing.

      Simazine. Simazine is a commercially available herbicide manufactured by Novartis that was used by LILCO as a defoliant until 1993 under the direction of a New York State Certified Pesticide Applicator. Simazine contamination was found in groundwater at one of the LIPA substations in 1997. LIPA is working cooperatively with the Suffolk County Department of Health, the DEC and Novartis to conduct studies and monitoring activities in connection with the presence of this herbicide.

      Superfund Sites.

      Under Section 107(a) of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", also commonly referred to as the "Superfund Legislation"), parties who generated or arranged for disposal of hazardous substances are liable for costs incurred by the EPA in responding to a release or threat of release of the hazardous substances.

      Metal Bank. In December 1997, the EPA issued its Record of Decision ("ROD"), in connection with the remediation of a licensed disposal site located in Philadelphia, Pennsylvania, and operated by Metal Bank of America. In the ROD, the EPA estimated that the present worth cost of the selected remedy for the site is $17.3 million. In June 1998, the EPA issued a unilateral administrative order to 13 PRPs, including LIPA, for the remedial design and for remedial action at the site. LIPA can not predict with reasonable certainty the actual cost of the selected remedy, who will implement the remedy, or the cost, if any, to LIPA. Under a PRP participation agreement, LIPA is responsible for 7.95% of the costs associated with implementing the remedy. LIPA has recorded a liability of $1.6 million representing its estimated share of the additional cost to remediate this site.

      PCB Treatment Inc. LILCO has also been named a PRP for disposal sites in Kansas City, Kansas and Kansas City, Missouri. The two sites were used by a company named PCB Treatment, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, oils and other materials containing PCBs. According to the EPA, the buildings and certain soil areas outside the buildings are contaminated with PCBs. Certain of the PRPs, including LILCO and several other utilities, formed a group, signed a consent order, and have developed a work plan for investigating environmental conditions at the site. The EPA provided LILCO with documents indicating that LILCO was responsible for less than 1% of the materials that were shipped to this site. LIPA is currently unable to determine its share of the cost to remediate these sites.

Environmental Matters Which May Be Recoverable From LIPA By KeySpan Through The PSA

      Asharoken. In March 1996, the Village of Asharoken (the "Village") filed a lawsuit against LILCO in the New York Supreme Court, Suffolk County (Incorporated Village of Asharoken, New York, et al. V. Long Island Lighting Company). The Village is seeking monetary damages and injunctive relief based upon theories of negligence, gross negligence and nuisance in connection with the LILCO design and construction of the Northport Power Plant which the Village alleges upset the littoral drift, thereby causing beach erosion. In November 1996, the court decided LILCO's motion to dismiss the lawsuit, dismissing two of the three causes of action. The court limited monetary damages on the surviving continuous nuisance claim to three years prior to the commencement of the action. The liability, if any, resulting from this proceeding cannot yet be determined. However, LIPA does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

Environmental Matters Which Are Currently Untraceable For Which LIPA Could Have Responsibility

      Other Superfund Sites. In connection with a lawsuit filed against LILCO and nine other PRPs by the Town of Oyster Bay for indemnification for remediation and investigation costs for a federal Superfund site in Syosset, New York, a settlement agreement has been reached and is subject to court approval. If approved, the settlement would not have a material adverse effect on LIPA's financial position, cash flows or results of operations. In addition, LILCO was notified by the Attorney General of the State of New York that it may be responsible for the disposal of wastes and/or for the generation of hazardous substances that may have been disposed of at the Blydenburgh Superfund site. LILCO conducted a search of its corporate records and did not locate any documents concerning waste disposal practices associated with this landfill. Based on current information, LIPA does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

      DEC has notified LILCO, pursuant to the New York State superfund program, that LIPA may be responsible for the disposal of hazardous substances at the Huntington/East Northport Site, a municipal landfill property. The DEC investigation is in its preliminary stages, and LIPA is currently unable to determine its share, if any, of the costs to investigate and remediate this site.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 12, 1998, LIPA commenced a tender offer for its 7.30% Debentures Due 2000, 6.25% Debentures Due 2001, 7.05% Debentures Due 2003, 7.00% Debentures Due 2004, 7.125% Debentures Due 2005 and 9.00% Debentures Due 2022 (collectively, the "Debentures").

      In conjunction with the tender offers, LIPA also commenced a consent solicitation from the holders of the Debentures to effect an amendment to the indentures under which the Debentures were issued. The amendment deletes an inoperative provision in the indentures. The tender of a Debenture constituted a consent. As of October 26, 1998, the requisite consents for the amendment to the indentures were received. For each series of Debentures the following table lists as of November 9, 1998, 5:00 p.m., New York City time, the expiration date of the tender offer, the principal amount validly tendered pursuant to the tender offer and the principal amount remaining outstanding on such date:

                                                                Amount
                                      Amount Tendered         Outstanding
                                      ---------------         -----------
   7.30% due 2000                      $ 35,733,000           $   267,000
   6.25% due 2001                      $136,566,000           $ 8,434,000
   7.05% due 2003                      $144,310,000           $ 5,690,000
   7.00% due 2004                      $ 56,105,000           $ 2,895,000
   7.125% due 2005                     $186,389,000           $13,611,000
   9.00% due 2022                      $427,438,000           $23,562,000

                                    PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      None.

Item 6.  SELECTED FINANCIAL DATA

(In thousands of dollars except per share amounts)



                                           LIPA                                             LILCO
                                      --------------  -----------------------------------------------------------------------------
                                                                    For the Year For the Year For the Year For the Year For the Year
                                       May 29, 1998   April 1, 1998     Ended       Ended         Ended        Ended        Ended
                                      to December 31,  to May 28,     March 31,   March 31,   December 31, December 31, December 31,
                                           1998           1998          1998         1997         1996         1995         1994
                                      --------------- ------------- ------------ ------------ ------------ ------------ -----------
Revenues
Electric                                 $ 1,377,605   $ 330,011     $2,478,435   $2,464,957   $2,466,435   $2,484,014   $2,481,637
Operating Expenses
Operations - fuel and purchased
  power                                     408,192       91,762        658,338     646,448       640,610      570,697      568,738
Operations and maintenance                  398,193       68,993        403,944     376,064       386,322      399,215      418,011
Depreciation and amortization               121,969       22,986        131,186     129,183       128,534      121,980      111,996
Base financial component amortization             -       16,014        100,971     100,971       100,971      100,971      100,971
Rate moderation component amortization            -      (39,574)       (35,079)     (2,999)      (24,232)      21,933      197,656
Regulatory liability component
  amortization                                    -      (14,048)       (79,359)    (79,359)      (79,359)     (79,359)     (79,359)
1989 Settlement credits amortization              -            -         (9,213)     (9,213)       (9,214)      (9,214)      (9,214)
Other regulatory amortization                     -       14,694         36,039      96,100       109,532      155,532       (4,883)
Operating taxes                             157,561       60,885        388,592     390,584       390,861      375,164      336,263
Customer rebates                            168,806            -              -           -             -            -            -
Federal income tax - current                      -      (79,081)        76,890      52,737        42,197       14,596       10,784
Federal income tax - deferred and
  other                                           -        1,219        133,495     126,730       138,307      168,377      156,646
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Total Operating Expenses                  1,254,721      143,850      1,805,804   1,827,246     1,824,529    1,839,892    1,807,609
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Operating Income                            122,884      186,161        672,631     637,711       641,906      644,122      674,028
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Other Income and (Deductions)
Rate moderation component carrying
  charges                                         -            -         23,632      25,279        25,259       25,274       32,321
Other income and deductions, net             25,041      (28,581)        (7,455)     10,107        14,237       30,750       31,620
Class Settlement                                  -            -        (15,623)    (19,895)      (20,772)     (21,669)     (22,730)
Allowance for other funds used during
  construction                                    -          374          1,881       1,563         1,400        1,354          686
Federal income tax - current                      -      (67,259)           594           -             -            -            -
Federal income tax - deferred and other           -      (22,094)         1,104         (89)        1,456        2,688        3,353
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Total Other Income and (Deductions)          25,041     (117,560)         4,133      16,965        21,580       38,397       45,250
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Income from Continuing Operations
  Before Interest Charges                   147,925       68,601        676,764     654,676       663,486      682,519      719,278
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Interest Charges
Interest on long-term debt, net              76,392       56,258        351,261     372,108       384,198      412,512      437,751
Interest on advances from and note
  payable to the Authority                  142,882            -              -           -             -            -            -
Other interest                                9,933        9,800         57,805      66,818        67,130       63,461       62,345
Allowance for borrowed funds used
  during construction                        (1,301)        (540)        (4,593)     (3,707)       (3,699)      (3,938)      (4,284)
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Total Interest Charges                      227,906       65,518        404,473     435,219       447,629      472,035      495,812
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Income\(loss) from Continuing
  Operations                                (79,981)       3,083        272,291     219,457       215,857      210,484      223,466
Income from Discontinued Operations               -       (4,480)        89,949     102,952       100,607       92,802       78,386
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Net Income (Loss)                           (79,981)      (1,397)       362,240     322,409       316,464      303,286      301,852
Preferred stock dividend requirements             -        8,037         51,813      52,113        52,216       52,620       53,020
                                         -----------   ---------    -----------   ----------   ----------   ----------   ----------
Earnings (Loss) for Common Stock         $  (79,981)   $  (9,434)     $ 310,427    $270,296     $ 264,248    $ 250,666     $248,832
                                         ===========   =========    ===========   ==========   ==========   ==========   ==========
Average Common Shares Outstanding (000)       N/A        121,864        121,415     120,620       120,360      119,195      115,880
                                         ===========   =========    ===========   ==========   ==========   ==========   ==========
Basic and Diluted Earnings from
  continuing operations per common
  share                                       N/A          $(.04)        $ 1.82        $1.39        $1.36        $1.32        $1.47
Basic and Diluted Earnings per
  Common Share                                N/A          $(.08)        $ 2.56        $2.24        $2.20        $2.10        $2.15
                                         ===========   =========    ===========   ==========   ==========   ==========   ==========
Common stock dividends declared per
  share                                       N/A         $  .30         $ 1.78        $1.78        $1.78        $1.78        $1.78
Common stock dividends paid per share         N/A         $  .30         $ 1.78        $1.78        $1.78        $1.78        $1.78
Book value per common share at                N/A                       $ 21.88      $ 21.07       $20.89       $20.50       $20.21
Common shares outstanding at (000)             -                        121,681      120,987      120,781      119,655      118,417
Common shareowners of record at                -                         78,314       77,691       86,607       93,088       96,491
                                         ===========   =========    ===========   ==========   ==========   ==========   ==========
Balance Sheet Date:
Total Assets                             $ 7,672,483                $11,900,725  $11,849,574  $12,209,679  $12,527,597  $12,479,289
Long-Term Debt                           $   778,075                $ 4,381,949  $ 4,457,047  $ 4,456,772  $ 4,706,600  $ 5,145,397
Preferred Stock - redemption required       N/A (1)                 $   562,600  $   638,500  $  638,500   $   639,550  $   644,350
Preferred Stock - no redemption
  required                                  N/A (1)                 $      -     $    63,598  $   63,664   $    63,934  $    63,957
Common Shareowners'  (Deficit) Equity    $   (79,981)               $ 2,662,447  $ 2,549,049  $2,523,369   $ 2,452,953  $ 2,393,628

(1) Items marked N/A are not meaningful due to the significant change in the capital structure as a result of the merger and because no public equity of LIPA is outstanding as of December 31, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 28, 1998, LIPA Acquisition Corp., a wholly-owned subsidiary of the Authority, was merged with and into LILCO, pursuant to an Agreement and Plan of Merger dated as of June 26, 1997 by and among LILCO, MarketSpan Corporation (formerly known as BL Holding Corp., and currently known as KeySpan Energy "KeySpan"), the Authority and LIPA Acquisition Corp., (the "Merger Agreement"). As a result of the Merger, there was a change in control of LILCO which effectively resulted in the creation of a new reporting entity, LIPA. See Note 2 of Notes to Financial Statements. Accordingly, the accompanying financial statements for the periods prior to and including May 28, 1998 are not comparable to the financial statements presented subsequent to May 28, 1998. Therefore, a black line has been drawn on the accompanying financial statements to distinguish between LIPA and LILCO balances and activity.

The amounts presented in the financial statements for LILCO reflect the presentation of the gas business (as transferred to a KeySpan subsidiary pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of Accounting Principles Board ("APB") Statement No. 30.

On April 11, 1997, LILCO changed its year-end from December 31 to March 31. Subsequent to the Merger, LIPA adopted a calendar year-end. Accordingly, unless otherwise indicated, references to December 1998 and December 1997 represent the nine month periods ended December 31, 1998 and December 31, 1997, respectively. References to March 31, 1998 and March 31, 1997 represent the twelve-month periods then ended, while references to all other periods refer to the respective calendar years ended December 31.

Effective May 29, 1998, LIPA contracted with KeySpan to provide operations and management services to LIPA's transmission and distribution system through the MSA. LIPA contracts for capacity from the fossil fired generating plants of KeySpan through the PSA. Energy is purchased by KeySpan on LIPA's behalf through the EMA. See "Business - System Operation."

The following table combines the condensed results of operations of both LIPA and LILCO in order to facilitate comparison of the nine months ended December 31, 1998 and 1997.

                                     LIPA               LILCO             Total            LILCO
                                 ---------------   ---------------    ---------------   ----------------
                                 May 29, 1998 to   April 1, 1998 to  April 1, 1998 to  April 1, 1997 to
                                  December 31,          May 28,        December 31,       December 31,
                                      1998              1998               1998              1997
                                 ---------------   ---------------    ---------------   ----------------
                                 (in thousands)    (in thousands)     (in thousands)    (in thousands)
Electric Revenues                $1,377,605        $   330,011          $1,707,616        $1,922,752
Operating Expenses                1,254,721            143,850           1,398,571         1,406,248
Other Income and (Deductions)        25,041           (117,560)            (92,519)           (5,161)
Interest Charges                    227,906             65,518             293,424           304,446
Income (Loss) from
                                 ----------        -----------          ----------        ----------
    Continuing Operations        $  (79,981)       $     3,083          $  (76,838)       $  206,897
                                 ==========        ===========          ==========        ==========

The table highlights the effects of the Merger, which include lower electric revenues as a result of LIPA's rate reduction (approximately 20% for all customers effective May 29, 1998).

As LIPA is a wholly owned subsidiary of the Authority and not an investor owned utility, the PSC does not have jurisdiction with respect to the determination of rates and charges. See, however, Note 4 of Notes to the Financial Statements. Rates and charges for LIPA are determined by the Authority's Board of Trustees.

The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period, the weighted average useful life of the net plant assets acquired. The acquisition adjustment principally arose through the eliminaiton of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred Federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. Because of the tax exempt status of LIPA, the results of operations for the period May 29, 1998 to December 31, 1998, do not include a provision for income taxes.

Results of Operations

Earnings

Earnings for the nine month period ended December 31, 1998 and the nine month period ended December 31, 1997 were as follows:

Net losses for the period beginning May 29, 1998 and ending December 31, 1998 were $80 million. The loss was principally due to customer rebates of $168.8 million paid by LIPA. Earnings per share for the period May 29, 1998 to December 31, 1998 is not meaningful due to the significant change in the capital structure as a result of the Merger and because no public equity of LIPA is outstanding as of December 31, 1998.

Net losses for the period beginning April 1, 1998 and ending May 28, 1998 were $9.4 million or $0.08 per common share. Earnings for common stock for the nine months ended December 31, 1997, were $207.4 million or $1.71 per common share. The results for the two month period ended May 28, 1998 were negatively impacted by Merger-related expenses such as legal, accounting, financial and tax consultants, certain severance payments made to LILCO officers, and Federal income taxes resulting from the Merger. These items were partially offset by the positive impact on earnings caused by the change in method of amortizing the Rate Moderation Component ("RMC"), as discussed below.

Earnings for the years ended March 31, 1998 and March 31, 1997 were as follows:

(In millions of dollars and shares, except earnings per share)

                                                         1998       1997
                                                         ----       ----
Net income                                             $ 362.2   $  322.4
Preferred stock dividend requirements                     51.8       52.1
                                                       -------   --------
Earnings for common stock                              $ 310.4   $  270.3
                                                       -------   --------
Average common shares outstanding                        121.4      120.6
                                                       -------   --------
Basic and diluted earnings per common share            $  2.56   $   2.24
                                                       =======   ========

For the year ended March 31, 1998, LILCO had higher earnings in the electric business partially offset by lower earnings in the gas business, as compared to the prior year.

The increase in earnings for the year ended March 31, 1998, was primarily due to a change in the method of amortizing the RMC to eliminate the effects of seasonality on monthly operating income, as more fully discussed in the section titled "Rate Moderation Component." This positive contributor to earnings more than offset the effects of reduced interest income and the accruals for certain obligations for key employees, as more fully discussed in Note 3 of Notes to Financial Statements.

The decrease in earnings in the gas business for the year ended March 31, 1998 resulted primarily from the accruals noted above, partially offset by lower operations and maintenance expenses.

Earnings for the years ended December 31, 1996 and December 31, 1995 were as follows:

(In millions of dollars and shares, except earnings per share)

                                                           1996         1995
                                                           ----         ----

Net income                                              $   316.5    $   303.3
Preferred stock dividend requirements                        52.2         52.6
                                                        ---------   ----------
Earnings for common stock                               $   264.3    $   250.7
                                                        ---------   ----------
Average common shares outstanding                           120.4        119.2
                                                        ---------   ----------
Basic and diluted earnings per common share             $    2.20   $     2.10
                                                        ---------   ----------

LILCO's 1996 earnings were higher for both its electric and gas businesses, as compared to 1995, despite an allowed return on common equity in 1996 equal to the prior year. The higher earnings were the result of LILCO's increased investment in electric plant in 1996, as compared to 1995. Also contributing to the increase in electric business earnings was LILCO's ability to reduce operations and maintenance expenses and the efficient use of cash generated by operations to retire maturing debt.

The increase in earnings in the gas business was the result of additional revenues due to the continued growth in the number of gas space heating customers. Also contributing to the increase in gas business earnings was a 3.2% rate increase which became effective December 1, 1995, and an increase in off-system gas sales.

Revenues

Electric Revenues and Sales

The table below provides a summary of both LILCO and LIPA's electric revenues, sales and customers.

                                      Nine month period         Years Ended March 31,       Years Ended December 31,
                                     ended December 31,       --------------------------------------------------------
                                     1998          1997           1998          1997           1996           1995
                                     ----          ----           ----          ----           ----           ----
Revenues (000's)
Residential                        $  800,170    $  920,391    $ 1,206,640    $1,199,976   $ 1,205,133    $ 1,204,987
Commercial and industrial             809,834       941,610      1,194,725     1,178,471     1,174,499      1,194,014
Other system revenues                  28,537        36,069         47,832        50,499        50,513         52,472
                                   ----------    ----------    -----------    ----------   -----------    -----------
Total system revenues               1,638,541     1,898,070      2,449,197     2,428,946     2,430,145      2,451,473
Other revenues                         69,075        24,682         29,238        36,011        36,290         32,541
                                   ----------    ----------    -----------    ----------   -----------    -----------
Total Revenues                     $1,707,616    $1,922,752    $ 2,478,435    $2,464,957   $ 2,466,435    $ 2,484,014
                                   ==========    ==========    ===========    ==========   ===========    ===========
Sales - millions of kWh
Residential                             5,743         5,400          7,170         7,121         7,203          7,156
Commerical and industrial               6,737         6,410          8,375         8,209         8,242          8,336
Other system sales                        294           306            415           437           441            460
                                   ----------    ----------    -----------    ----------   -----------    -----------
Total system sales                     12,774        12,116         15,960        15,767        15,886         15,952
                                   ==========    ==========    ===========    ==========   ===========    ===========
Customers - at year end
Residential                           939,346       931,917        928,580       922,330       920,930        915,162
Commercial and industrial             106,990       105,700        105,795       104,703       104,488        103,669
                                   ----------    ----------    -----------    ----------   -----------    -----------
Total                               1,046,336     1,037,617      1,034,375     1,027,033     1,025,418      1,018,831
                                   ==========    ==========    ===========    ==========   ===========    ===========

Nine Months Ended December 31, 1998 and 1997

Revenues decreased approximately $215 million during the nine month period ended December 31, 1998, compared to the similar period in 1997. The decrease in revenue is principally the result of the rate reduction (of approximately 20%), for all customers, effective May 29, 1998. The increase in sales volume, is attributable to the rate reduction (reflecting the price elasticity of demand), the effects of weather (as cooling degree days during the summer months of 1998 were greater than 1997 levels), combined with the addition of new customers.

Years Ended March 31, 1998 and 1997

The slight increase in revenues for the year ended March 31, 1998, when compared to the year ended March 31, 1997, was primarily due to higher system sales volumes resulting in part from the addition of approximately 8,000 new electric customers and higher fuel expense recoveries, partially offset by lower sales to other utilities.

Years Ended December 31, 1996 and 1995

Revenue decreased approximately $18 million during the 12-month period ended December 31, 1996, when compared to the similar period in 1995. This decrease is primarily the result of weather, as the summer cooling season of 1996 included fewer cooling degree days than that of 1995. It should be noted, however, that LILCO experienced a growth in electric system sales in 1996 on a weather-normalized basis compared to 1995. This growth was primarily attributable to the addition of new electric customers.

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expenses for the nine months ended December 31, 1998 and 1997, the years ended March 31, 1998 and 1997, and for the years ended December 31, 1996 and 1995 were as follows

                                   Nine Months
                               Ended December 31,   Years Ended March 31,  Years Ended December 31,
                               ------------------   ---------------------  ------------------------
                                1998      1997         1998      1997          1996      1995
                                ----      ----         ----      ----          ----      ----
(In millions of dollars)
Fuel for Electric Operations
   Oil                          $104      $ 80         $123      $128          $158      $ 98
   Gas                           119       166          197       170           138       149
   Nuclear                         7        11           15        15            15        14
   Purchased power               248       235          323       333           329       310
                                ----      ----         ----      ----          ----      ----
                                 478       492          658       646           640       571
   FPPCA                          22       --           --        --            --        --
                                ----      ----         ----      ----          ----      ----
       Total                    $500      $492         $658      $646          $640      $571
                                ====      ====         ====      ====          ====      ====

Fuel and purchased power mix for the nine months ended December 31, 1998 and 1997, the years ended March 31, 1998 and 1997, and years ended December 31, 1996 and 1995 were as follows:


                                 Nine Months                      Years Ended                      Years Ended
                             Ended December 31,                    March 31,                       December 31,
                       -----------------------------     ----------------------------    ------------------------------
MWh = Megawatt hours
                            1998            1997             1998             1997            1996             1995
                       ------------     ------------     -----------     ------------    -------------   --------------
                       MWh        %     MWh        %     MWh      %       MWh      %      MWh      %       MWh      %
                       ---        -     ---        -     ---      -       ---      -      ---      -       ---      -
Oil                    3,983     28%   2,229      17%   3,434     20%    3,278     19%   4,219     24%    3,099     17%
Gas                    4,358     31%   5,367      40%   6,212     35%    5,469     31%   4,542     25%    6,344     36%
Nuclear                  912      6%   1,151       8%   1,545      9%    1,553      9%   1,558      9%    1,301      7%
Purchased power        4,800     35%   4,651      35%   6,412     36%    7,261     41%   7,388     42%    7,143     40%
                      ------    ---   ------     ---   ------    ---    ------    ---   ------    ---    ------    ---
       Total          14,053    100%  13,398     100%  17,603    100%   17,561    100%  17,707    100%   17,887    100%
                      ======    ===   ======     ===   ======    ===    ======    ===   ======    ===    ======    ===

Variations in fuel and purchased power expenses have a minimal impact on operating results as LIPA's current rate structure includes a mechanism (the FPPCA mechanism) which provides LIPA with the ability to collect from its customers, and requires LIPA to return to its customers, actual fuel costs which fall outside of the fuel cost tolerance band, which is defined as 1% higher and 1% lower than the base cost of fuel collected through rates. These percentages increase to two percent in 2000 and continue to increase in one percent increments thereafter.

Nine Months Ended December 31, 1998 and 1997

Fuel expense for the nine month period ended December 31, 1998 increased approximately $8 million, when compared to the similar period of 1997, principally as a result of the recognition of an expense associated with the FPPCA mechanism, which totaled approximately $22 million, thereby matching fuel expense with fuel revenue. A corresponding liability was recorded to recognize these overcollections. Fuel expense incurred to generate and or purchase electric energy decreased approximately $14 million (exclusive of the FPPCA mechanism adjustment), despite a 5% increase in energy requirements. This decrease is primarily attributable to decreasing oil prices and slightly lower gas prices partially offset by the fees paid to KeySpan by LIPA under the EMA. Under this agreement, KeySpan is required to deliver the most economical energy available, whether that energy comes from generation owned by KeySpan or purchased from others.

Years Ended March 31, 1998 and 1997

Fuel costs increased as a result of higher system sales volumes. During 1998, the price per kilowatt hours ("kWh") of power purchased increased over 1997. As a result, LILCO changed the mix of generation and purchased power in 1998, when compared to 1997, by generating more electricity using gas and oil rather than purchasing the equivalent energy off-system.

Years Ended December 31, 1996 and 1995

Despite a slight decrease in energy requirements, fuel expense increased as a result of a sharp increase in the cost of natural gas and an increase in the per unit cost of purchased power. LILCO increased generation with oil to minimize the impact of increasing gas prices on generation costs.

Operations and Maintenance Expenses

Nine Months Ended December 31, 1998 and 1997

Operations and Maintenance ("O&M") expenses, excluding fuel and purchased power, were $467 million and $304 million for the nine month periods ended December 31, 1998 and 1997, respectively. The increase is primarily due to the manner in which LILCO classified certain expenses such as depreciation and amortization, property taxes and other operating taxes. These costs are incurred by LIPA as part of the costs of contracts with KeySpan for the management of LIPA's assets and are classified as O&M expense by LIPA. These expenses were separately reported by LILCO. In addition, there were charges incurred by LIPA related to the overhead expenses of the Authority, and charges incurred by LILCO for certain employee benefit expenses, including non-officer incentives and previously deferred vacation accruals, which were recognized during the period April 1, 1998 through May 28, 1998.

Years Ended March 31, 1998 and 1997

O&M expenses, excluding fuel and purchased power, were $404 million and $376 million, for the years ended March 31, 1998 and 1997, respectively. This increase in O&M was primarily due to the recognition of higher performance-based employee incentives and certain other charges for employee benefits related to the Merger.

Years Ended December 31, 1996 and 1995

O&M expenses, excluding fuel and purchased power, were $386 million and $399 million, for the years ended December 31, 1996 and 1995, respectively. This decrease in O&M was primarily due to LILCO's cost containment program which resulted in lower plant maintenance, distribution and administrative and general expenses.

Rate Moderation Component ("RMC")

The RMC represented the difference between LILCO's revenue requirements under conventional ratemaking and the revenues provided under LILCO's electric rate structure. In addition, the RMC was adjusted for the operation of LILCO's Fuel Moderation Component ("FMC") mechanism and the difference between LILCO's share of actual operating costs at Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2") and amounts provided for in electric rates.

In April 1998, the PSC authorized a revision to LILCO's method for recording its monthly RMC amortization. Prior to this revision, the amortization of the annual level of RMC was recorded monthly on a straight-line, levelized basis over LILCO's rate year which ran from December 1 to November 30. However, revenue requirements fluctuated from month to month based upon consumption, which is greatly impacted by the effects of weather. Under the revised method, effective December 1, 1997, the monthly amortization of the annual RMC level varied based upon each month's forecasted revenue requirements, which more closely aligned such amortization with LILCO's cost of service. As a result of this change, for the fiscal year ended March 31, 1998, LILCO recorded approximately $65.1 million more of non-cash RMC credits to income (representing accretion of the RMC balance), or $42.5 million net of tax, representing $.35 per share more than it would have under the previous method.

Nine Months Ended December 31, 1998 and 1997

As mentioned above, adjustments were made on May 29, 1998 to eliminate all regulatory assets and liabilities from the balance sheet; accordingly, the results of operations for the nine months ended December 31, 1998 include only amortization for the period April 1, 1998 through May 28, 1998.

Years Ended March 31, 1998 and 1997

For the years ended March 31, 1998 and March 31, 1997, LILCO recorded non-cash credits to income of approximately $52 million and $30 million, respectively, representing the amount by which its revenue requirements exceeded revenues provided for under the electric rate structure then in effect. Partially offsetting these accretions was the effect of the FMC mechanism and the difference between actual NMP2 costs and the amounts provided for in electric rates. The adjustments to the accretion of the RMC totaled $17 million and $27 million, respectively, of which $12 million and $23 million, respectively, were derived from the operation of the FMC mechanism.

Years Ended December 31, 1996 and 1995

For the year ended December 31, 1996, LILCO recorded a non-cash credit to income of approximately $50 million, representing the amount by which revenue requirements exceeded revenues provided for under the electric rate structure then in effect. Partially offsetting this accretion were the effects of the FMC mechanism and the difference between actual NMP2 costs and the amounts provided for in electric rates. The adjustments to the accretion of the RMC totaled $26 million, of which $24 million was derived from the operation of the FMC mechanism.

For the year ended December 31, 1995, LILCO recorded a non-cash charge to income of approximately $22 million, after giving effect to the credits generated principally by the operation of the FMC mechanism.

For a further discussion of the RMC, see Note 3 of Notes to Financial
Statements.

Other Regulatory Amortization

The significant components of LILCO's other regulatory amortization were as follows:
                                                        (In millions of dollars)

                                                      (Income) Expense
                                            ------------------------------------
                        Nine Months Ended      Years Ended         Years Ended
                           December 31,         March 31,          December 31,
                         1998     1997       1998     1997       1996       1995
                         ----     ----       ----     ----       ----       ----
Net Margin             $   -    $  13       $  2       $(5)       $ 3         64
LRPP Amortization          -        -          -        42         59         53
Excess Earnings           (2)      (5)        (3)       21         10          3
Shoreham Post
  Settlement Costs         5       23         31        30         29         27
Other                     12        5          6         8          9          9
                       -----    -----       ----      ---       -----       ----
                       $  15    $  36       $ 36      $96       $ 110       $156
                       =====    =====       ====      ===       =====       ====

Net Margin - An electric business unit revenue reconciliation mechanism, established under the LRPP (as discussed below), which eliminated the impact on earnings of sales that were above or below those amounts provided in electric rates by providing a fixed annual net margin level (defined as sales revenue, net of fuel and gross receipts taxes). Variations in electric revenue resulting from the differences between the actual net margin sales levels and those provided for in rates were deferred on a monthly basis during the rate year through a charge or credit to other regulatory amortization. These deferrals were then refunded to or recovered from customers as explained below under "LRPP Amortization."

LRPP Amortization - Under LILCO Ratemaking and Performance Plan ("LRPP"), deferred balances resulting from the net margin, electric property tax expense reconciliation, earned performance incentives, and associated carrying charges were accumulated during each rate year. The first $15 million of the total deferral was recovered from or credited to electric customers by increasing or decreasing the RMC balance. Amounts deferred in excess of $15 million, upon approval by the PSC, were refunded to or recovered from customers through the Fuel Cost Adjustment ("FCA") mechanism over a subsequent 12-month period, with the offset being recorded in other regulatory amortization.

For the rate years ended November 30, 1997 and 1996, the total amount deferred under the LRPP was $4.0 and $15.0 million, respectively. Such amounts were credited against the RMC balance.

Nine Months Ended December 31, 1998 and 1997

As mentioned above, adjustments were made on May 29, 1998 to eliminate all regulatory assets and liabilities from the balance sheet; accordingly, the results of operations for the nine months ended December 31, 1998 include only amortization for the period April 1, 1998 through May 28, 1998.

Years Ended March 31, 1998 and 1997

For the year ended March 31, 1998, there was no LRPP amortization, as LILCO had not received approval from the PSC to begin refunding $26 million of the remaining deferred LRPP balance in excess of $15 million for the rate year ended November 30, 1995. For the year ended March 31, 1997, LILCO recognized $42.4 million of non-cash charges to income representing the amortization of the deferred LRPP balance related to the rate year ended November 30, 1994.

Years Ended December 31, 1996 and 1995

For the year ended December 31, 1996, LILCO recognized $58.7 million of non-cash charges to income representing the amortization of the deferred LRPP balance related to the rate year ended November 30, 1994.

For the year ended December 31, 1995, LILCO recognized $52.9 million of non-cash charges to income representing the amortization of the deferred LRPP balance related to the rate year ended November 30, 1993.

For a further discussion of the LRPP, see Note 3 of Notes to Financial
Statements.

Excess Earnings - Also recorded in other regulatory amortization, if applicable, were non-cash charges representing: (a) 100% of electric earnings generated by LILCO in excess of amounts provided for in electric rates, which was returned to electric customers through a reduction to the RMC balance; and (b) 50% of the gas earnings generated by LILCO in excess of amounts provided for in gas rates, which was returned to firm gas customers. Effective February 5, 1998, LILCO, in accordance with PSC guidelines, established a gas balancing account in order to defer excess gas earnings for future disposition. For the rate year ended November 30, 1997, the electric business earned $4.8 million in excess of its allowed return on common equity and the firm gas customers' portion of the gas business earnings was $6.3 million.

Shoreham Post Settlement Costs - Represented the amortization of Shoreham decommissioning costs, fuel disposal costs, PILOT's, carrying charges and other costs over a forty-year period on a straight line remaining life basis.

Nine Months Ended December 31, 1998 and 1997

As previously indicated, adjustments were made on May 29, 1998 to eliminate all regulatory assets and liabilities on the balance sheet; accordingly, the results of operations for the nine months ended December 31, 1998 only include amortization for the period April 1, 1998 through May 28, 1998.

Years Ended March 31. 1998 and 1997

Other regulatory amortization was a non-cash charge to income of $36 million and $96 million for the years ended March 31, 1998 and 1997, respectively. For the year ended March 31, 1997, LILCO recognized approximately $42 million of charges representing the amortization of the deferred LRPP balance associated with the rate year ended November 30, 1994. For the year ended March 31, 1998, there was no LRPP amortization, as LILCO had not received approval from the PSC to begin refunding $26 million of the remaining deferred LRPP balance in excess of $15 million for the rate year ended November 30, 1995. Also contributing to the decrease in other regulatory amortization was the timing of the recognition of electric excess earnings for the rate years ended November 30, 1997 and 1996.

Years Ended December 31, 1996 and 1995

Other regulatory amortization was a non-cash charge to income of $110 million and $156 million for the years ended December 31, 1996 and 1995, respectively. This decrease is primarily attributable to the operation of the net margin discussed above. For the year ended December 31, 1995, the amount deferred related to the net margin amounted to $64 million compared to $3 million for the year ended December 31, 1996.

Depreciation and Amortization

Nine Months Ended December 31, 1998 and 1997

Depreciation and amortization expense increased approximately $47 million for the nine month period ended December 31, 1998, when compared to the similar period of the prior year, primarily due to the amortization of the acquisition adjustment totaling approximately $10 million per month beginning June 1998. This increase was partially offset by the absence of depreciation expense on LILCO's non-nuclear generating assets which is included in O&M, as a component of the PSA billings.

Operating Taxes

Nine Months Ended December 31, 1998 and 1997

Operating taxes were $218 million and $296 million for the nine month periods ended December 31, 1998 and 1997, respectively. The decrease is principally the result of the absence of property and payroll taxes related to the operation of the non-nuclear generating facilities of LILCO and reduced revenue taxes

(due to lower revenues), partially offset by PILOTS on the Shoreham Nuclear Power Station (LILCO was able to capitalize these PILOTS under its electric rate structure).

Years Ended December 31, 1996 and 1995

Operating taxes were $390 million and $375 million for the years ended December 31, 1996 and 1995, respectively. The increase in 1996, as compared to 1995, is primarily related to higher property taxes.

Customer Rebates

Nine Months Ended December 31, 1998 and 1997

During the period May 29, 1998 to December 31, 1998, LIPA paid customer rebates of $169 million relating to Shoreham property tax over assessments (for a further discussion see Note 13 of the Notes to Financial Statements). Such rebates were contemplated as a part of the Merger and were recognized as an expense in the period.

Federal Income Tax

Nine Months Ended December 31, 1998 and 1997

LIPA was not subject to Federal income tax for seven of the nine months in this reporting period (May 29 to December 31, 1998), which contributed significantly to the $241 million decrease in operating Federal income tax expense when compared to the similar period in 1997. In addition, adjustments related to the Merger, recorded during the two month period April 1 to May 28, 1998, also contributed to this decrease.

The increase in non-operating Federal income tax expense of approximately $85 million for the nine months ended December 31, 1998, when compared to the similar period in 1997, was principally the result of events which took place during the period April 1, 1998 to May 28, 1998, including, an increase in non-operating pretax income and various adjustments related to the Merger. These increases were partially offset by the impact of LIPA's exemption from Federal income taxes.

Years Ended March 31, 1998 and 1997

Federal income tax was $210 million and $179 million for the years ended March 31, 1998 and 1997, respectively. The increase in federal income tax was primarily attributable to higher pre-tax earnings partially offset by the utilization of investment tax credits.

Other Income and Deductions, Net

Years Ended March 31, 1998 and 1997

Other income and deductions was a $7 million charge to income for the year ended March 31, 1998, compared to a $10 million credit to income for the same period in 1997. The difference of approximately $17 million, relates primarily to a charge of approximately $31 million for certain benefits earned by LILCO officers recorded in 1998. For a further discussion of this matter, see Note 10 of Notes to Financial Statements.

Years Ended December 31, 1996 and 1995

Other income and deductions totaled a credit to income of $14 million for the year ended December 31, 1996, compared to $31 million for the same period in 1995. The decrease in 1996, when compared to 1995, is primarily attributable to the recognition of non-recurring expenditures associated with one of LILCO's wholly-owned subsidiaries, a decrease in non-cash carrying charge income associated with regulatory assets not currently in rate base and the recognition in 1995 of certain litigation proceeds related to the construction of the Shoreham Nuclear Power Station.

Interest Expense

Nine Months Ended December 31, 1998 and 1997

Interest expense for the nine month period ended December 31, 1998 is approximately $11 million less than that of the similar 1997 period. This decrease is principally attributable to the lower borrowing rates of LIPA relative to the borrowing rates of LILCO. This decrease in interest expense was partially offset by the higher levels of debt that LIPA has outstanding during this period, when compared to LILCO during the similar 1997 period. This increase in the level of debt is due to the refinancing by LIPA of LILCO's equity.

Years Ended March 31, 1998 and 1997

Interest expense for the year ended March 31, 1998 totaled $404 million compared to $435 million for the year ended March 31, 1997. This decrease is primarily attributable to lower outstanding debt levels, as LILCO retired $250 million of the General and Refunding Bonds in February 1997.

Years Ended December 31, 1996 and 1995

Interest expense for the year ended December 31, 1996 totaled $448 million, compared to $472 million for the year ended December 31, 1995. This decrease is primarily attributable to lower outstanding debt levels, partially offset by higher letter of credit and commitment fees associated with the change in LILCO's credit rating in 1996.

Liquidity and Capital Resources

Liquidity

During the period May 29, 1998 to December 31, 1998, LIPA received approximately $6.7 billion from the Authority to finance the Merger, as more fully discussed in Note 7 of Notes to the Financial Statements, in exchange for a Promissory Note. All cash from customers payments and other sources is collected by the Authority. The Authority makes all disbursements on LIPA's behalf. Accordingly, all operating cash amounts are held at the Authority. Cash collections and disbursements by the Authority on LIPA's behalf increase or decrease amounts due the Authority by LIPA. LIPA has repaid approximately $448 million of its debt to the Authority because cash collected by the Authority from customers and other sources during this period exceeded cash paid on LIPA's behalf by the Authority.

Pursuant to the Authority's Electric System General Revenue Bond Resolution dated May 13, 1998, all amounts to be paid by the Authority to LIPA in respect of the debt obligations of LIPA are subordinated in right of payment to the payment of amounts due on the debt obligations of the Authority. As a result, all debt assumed from LILCO is structurally subordinated in right of payment to the Authority's debt obligations.

At December 31, 1998, the Authority's and LIPA's cash and cash equivalents amounted to approximately $517 million. In addition, LIPA has designated funds aggregating $195 million on hand, $62 million of which are available to fund capital expenditures.

During 1998, pursuant to a tender offer and a notice of redemption for certain debentures, LIPA refinanced approximately $1.5 billion of the debentures assumed from LILCO. In addition, during 1998, LIPA defeased $323 million of the New York State Energy Research and Development Authority ("NYSERDA") Notes assumed from LILCO. For further discussion of the Bond refundings and defeasance see Note 7 of the Notes to the Financial Statements. Subsequent to December 31, 1998, LIPA retired approximately $133 million of debt. In March 1999, LIPA converted certain of its variable rate NYSERDA Bonds to a fixed rate, as more fully described in Note 15 of Notes to the Financial Statements. LIPA believes that cash from operations for 1999 will be sufficient to meet its operating, capital and debt service requirements. However, LIPA will access the capital markets in 1999 in order to finance capital expenditures and to refinance higher cost debt, if conditions prove favorable.

LIPA estimates that for 1999, capital spending will total approximately $124 million. With respect to debt maturities subsequent to 1998, the Authority will use cash generated from operations to satisfy such maturities.

The Authority also expects to use cash from operations to make optional redemptions of debt in 1999. Such actions are consistent with the Authority's plan to retire in 16 years, the approximately $4 billion it borrowed to purchase the Shoreham regulatory assets from LILCO.

During 1998, the Authority issued rebate checks to all of its customers in the amount of $232 for each Nassau County and Rockaway customer and $101 for each Suffolk County customer. The total amount of the rebate program was approximately $169 million. In addition, on May 29, 1998, LIPA began issuing credits to the bills of customers arising from the proposed settlement of the Shoreham Property Tax Litigation. Credits will be issued over the five years after May 29, 1998, in the total amount of $106.3 million for Suffolk County customers and $208 million for Nassau County and Rockaway customers. The Authority has issued $145.7 million of bonds and has proposed to issue additional bonds over the next four years to finance the cost of the proposed settlement. Beginning in May 2004, a surcharge will be levied upon the Suffolk County customers in order to repay the bonds. See Note 13 of Notes to Financial Statements--Shoreham Tax Matters.

Capital Requirements

Capital expenditures are expected to be made by LIPA in the ordinary course of business for purposes of the normal upgrading and expansion of the T&D System. LIPA considers the T&D System to be adequate and in good condition. The actual amount and timing of future financing will depend upon actual capital expenditures, the timeliness and adequacy of rate increases, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements. The Authority has been advised by KeySpan that the amount of capital expenditures budgeted to be made in 1999 is adequate to maintain system reliability and insures customer and employee safety.

Investment Rating

Securities of the Authority and LIPA, which are not supported by letters of credit, are rated by Fitch IBCA, Inc. ("Fitch"), Moody's Investors Services, Inc. ("Moody's") and Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc. ("S&P").

The rating for each of the Authority's and LIPA's principal securities is as follows:

                                                        S&P    Moody's     Fitch
LIPA Debt
     Debentures                                         A-       Baa1      BBB+
     NYSERDA's                                          A-       Baa3      BBB+
Authority Debt
     General Revenue Bonds, Series 1998A (Insured)      AAA      Aaa        AAA
     General Revenue Bonds, Series 1998A                A-       Baa1       A-
     General Revenue Bonds, Series 1998B (Insured)      AAA      Aaa        AAA
     General Revenue Bonds, Series 1998B                A-       Baa1       A-
     Subordinated Revenue Bonds, Series 1-2*            AAA      Aaa        AAA
     Subordinated Revenue Bonds, Series 3-4*            AAA      Aaa        AAA
     Subordinated Revenue Bonds, Series 5-6*            AA+      Aaa        AA+
     Subordinated Revenue Bonds, Series 7 (Insured)     AAA      Aaa        AAA
     Subordinated Revenue Bonds, Series 8 (Insured)     AAA      Aaa        AAA

*Supported by letters of credit - ratings reflect those of the banks issuing those letters of credit.

The Board of Trustees of the Authority has adopted a resolution directing management of the Authority and LIPA to implement procedures to improve the ratings on the debt of the Authority and LIPA. To date, no such procedures have been implemented and there can be no assurance that such procedures, if and when implemented will improve the ratings.

Impact of Year 2000

General.

A portion of the computer hardware and software and embedded technology (such as microcontrollers and microprocessors contained in equipment and machinery) used by the Authority and LIPA, as well as KeySpan and the subsidiaries of KeySpan that are parties to the MSA, EMA and PSA and others with whom the foregoing have business arrangements, was not designed to recognize calendar years after 1999 (the "Year 2000 Issue").

The Authority recently purchased new computer software to support certain activities of LIPA and believes that these systems are Year 2000 ready. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial prospects. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on LIPA. LIPA has had continuing discussions with KeySpan, their largest vendor, who is responsible for the management and operation of LIPA's transmission and distribution system, and KeySpan indicates that they have evaluated the extent to which modifications to computer software, hardware and databases will be necessary to accommodate the year 2000.

KeySpan's computer applications are generally based on two digits and do require additional programming to recognize the new millennium. A corporate-wide program has been established by KeySpan and its subsidiaries. The program includes both information technology ("IT") and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of KeySpan's Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. Each of KeySpan's critical business processes is being reviewed to: identify and inventory sub-components; assess for Year 2000 compliance;

establish repair plans as necessary; and test in a Year 2000 environment. The inventory phase for the IT systems and non-IT systems is 100% complete. The assessment phase is 100% complete for the IT systems, and over 90% complete for non-IT systems. The assessment phase is expected to be complete by July 1, 1999.

KeySpan's hardware, software and embedded systems are being tested and certified to be Year 2000 compliant. Repair and testing to sustain operability is now 73% complete for the IT systems and approximately 75% for the non-IT systems. Components needed to support the critical business process and associated business contingency plans are expected to be ready for the year 2000 by July 1, 1999.

KeySpan's vendors and business partners needed to support the critical business processes of KeySpan are also being reviewed for their year 2000 compliance. At this time, none of these vendors have indicated to Key Span that they will be materially affected by the year 2000 problem.

Key-Span has analyzed each of the critical business processes to identify possible Year 2000 risks. Each of KeySpan's critical businesses will be certified by the responsible KeySpan officer as being Year 2000 ready. However, the most reasonable likely worst case scenarios are also being identified. Business operating procedures at KeySpan will be reviewed to ensure that risks are minimized when entering the Year 2000 and other high risk dates. KeySpan is developing contingency plans to address possible failure points in each critical business process.

While KeySpan must plan for the following worst case scenarios, management believes that these events are improbable.

Loss of generating flexibility:

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

Loss of electric grid inter-connections/KeySpan operated electric distribution facilities: Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently, KeySpan is working with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, KeySpan has the ability to remove LIPA's operations from the grid, and operate independently.

Certain electric system components such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to malfunction due to Year 2000 problems. KeySpan has inventoried electric system components and developed a plan to certify mission critical processes as Year 2000 compliant. Contingency plans are being developed, where appropriate, for loss of critical system elements. KeySpan presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

Loss of telecommunications:

KeySpan has a substantial dependency on many telecommunication systems and services for both internal and external communications. External communications with the public and the ability of customers to contact KeySpan in cases of emergency response is essential. KeySpan intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions. These contingency plans, KeySpan presently estimates, should be finalized by July 1999.

In addition to the above, KeySpan is also planning for the following scenarios: short-term reduction in system power generating capability; limitation of fuel oil operation; reduction in quality of power output; loss of automated meter reading; loss of ability to read, bill and collect; and loss of the purchasing/ materials management system.

KeySpan believes that, with modifications to existing software and conversions to new hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, and contingency plans fail the Year 2000 issue could have a material adverse impact on the operations of LIPA.

LIPA's Contingency Plans

In order to insure that the Year 2000 will have a minimal impact on the operations of LIPA, LIPA is closely monitoring the initiatives and progress of KeySpan's Year 2000 Program Office. In addition, LIPA is working with various other governmental agencies to insure communication between LIPA and such other governmental entities is uninterrupted.

Rate Matters

For a discussion of Rate Matters, see Note 4 of Notes to Financial Statements.

Competitive Environment

Fostering competition in wholesale and retail electric power has become a significant policy goal in many states, including New York, as well as at the federal level. The fostering of competition has been accompanied by and requires separating power supply services and costs from electric transmission and distribution services and costs. In New York and many other states, there have been regulatory actions to promote competition in the supply of power by requiring, among other things, that utilities sell all or part of their non-nuclear generating plants. Federal regulation of transmission has been the focus of increasing action and attention as transmission is viewed as the vehicle for delivery of competitively priced generation to wholesale and retail customers. In general, transmission and distribution is viewed as an inherently monopoly function that must remain regulated.

The Merger accomplished the disaggregation of ownership of power supply (with the exception of the 18% interest in NMP2) from the provision of transmission and distribution services in the Service Area. Through the Merger, the ownership and operation of the transmission and distribution system on Long Island became LIPA's business and responsibility, and the on-island generating resources became owned by, and the responsibility of, KeySpan. The PSA provides for KeySpan to supply LIPA with all of the capacity and to the extent LIPA requests, energy from the electric generation facilities on Long Island previously owned by LILCO. LIPA continues to own an 18% interest in NMP2, which is not on Long Island and which is operated by Niagara Mohawk Power Corporation.

The Authority's effort at creating competition in power supply resources is to gradually create a competitive retail market for power supply. The Authority has adopted a customer retail choice plan intended to lead to full choice among power suppliers by all retail customers by 2003. Under the retail choice plan, the Authority will initially provide customers representing an aggregate load of 400 MW the option of selecting competitive suppliers of electric capacity and energy. During this initial phase of the retail choice plan, anticipated to begin by August 1, 1999, available program load will be apportioned among residential and other classes of customers. Approximately 90,000 residential customers will be eligible to participate.

Regardless of a customer's choice of electricity supplier, LIPA will remain the sole provider of transmission and distribution services to customers in the Service Area. LIPA plans to set rates for delivery service to include all costs that are not avoidable once customers choose alternative suppliers, with the intent that the Authority be kept revenue neutral. Costs that the Authority will not be able to avoid, and therefore will be included in the rates for delivery service, include its debt service obligations and any long-term power purchase contracts, among other items. The Authority's retail choice plan has been designed to assume that LIPA will continue to recover all costs needed for safe and reliable T&D System operation and to meet its financial obligations, regardless of customer participation in the Authority's retail choice program.

Customers could reduce LIPA's role of supplying and delivering electric capacity and energy through the installation of their own generating facilities. Self-generation is most attractive to customers who are high energy load factor users, such as hospitals, or manufacturers with multiple shift operations. There are few such customers of significant size on Long Island.

Recent Accounting Pronouncements

Derivative Instruments

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. LIPA will adopt SFAS No. 133 in the first quarter of fiscal year 2000. LIPA does not expect any material earnings effect from adoption of this statement.

Plant Decommissioning

In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past two years, this exposure draft has been the source of continual debate. The FASB has committed to completing the project and is proceeding toward issuance of another exposure draft (expected in the second quarter of 1999). If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project including liability measurement and recognition issues. In addition, an effective date for the new exposure draft has not yet been determined. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. LIPA can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of LIPA.

Investments

GASB Statement No. 31, "Accounting and Financial Reporting for Certain Investments and for External Investment Pools," was implemented during the period ending December 31, 1998. The statement generally requires that investments should be reported in the balance sheet at fair value and that realized and unrealized gains and losses on investments flow through the statement of operations. The impact of this statement did not have a material impact on LIPA.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Authority's and LIPA's debt instruments that are sensitive to interest rates.

                             Expected Maturity Date

                             1999       2000       2001       2002       2003     Thereafter     Total     Fair Value
                             ----       ----       ----       ----       ----     ----------     -----     ----------
                                         (In thousands of dollars)
Long Term Debt:
Fixed Rate                  $398,000     $1,278     $9,460     $3,500     $9,390     $682,083  $1,103,711   $1,269,784
    Average Interest Rate       7.30%      7.50%      6.60%      7.50%      7.20%        7.10%

Variable Rate               $203,580   $127,960   $147,130   $167,385   $161,515   $5,606,779  $6,414,349   $6,625,862
    Average Interest Rate       5.90%      4.10%      4.30%      4.60%      4.40%        5.00%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Report of Independent Accountants

To the Board of Directors
Long Island Lighting Company d/b/a LIPA

In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of operations, (accumulated deficit) retained earnings and of cash flows present fairly, in all material respects, the financial position of Long Island Lighting Company d/b/a LIPA ("LIPA") at December 31, 1998, and the results of its operations and its cash flows for the period May 29, 1998 to December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of LIPA's management; our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Long Island Lighting Company as of March 31, 1998 and December 31, 1996 and for the years ended March 31, 1998 and December 31, 1996 and for the three months ended March 31, 1997 were audited by other auditors whose report thereon dated May 22, 1998, expressed an unqualified opinion on those statements, before the restatement described in Note 2 to the financial statements. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

We also audited the adjustments described in Note 2 that were applied to restate the statement of operations for the years ended March 31, 1998 and December 31, 1996 and the three months ended March 31, 1997, for discontinued operations treatment. In our opinion, such adjustments are appropriate and have been properly applied.

The year 2000 supplementary information on page 94 is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board, and we did not audit and do not express an opinion on such information. Further, we were unable to apply to the information certain procedures required by professional standards because the disclosure criteria specified by TB 98-1, as amended, are not sufficiently specific and, therefore, preclude the prescribed procedures from providing meaningful results. In addition, we do not provide assurance that LIPA is or will become year 2000 compliant, that LIPA's year 2000 remediation efforts will be successful in whole or in part, or that parties with which LIPA does business are or will become year 2000 compliant.

PricewaterhouseCoopers LLP
Melville, New York
March 5, 1999

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Long Island Power Authority:

We have audited the accompanying statements of income and cash flows of Long Island Lighting Company (a New York corporation) for the period April 1, 1998 to May 28, 1998. These financial statements are the responsibility of Long Island Lighting Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income and cash flows are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the statements of income and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of income and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Long Island Lighting Company for the period April 1, 1998 to May 28, 1998 in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP

New York, New York
February 12, 1999

Report of Ernst & Young LLP, Independent Auditors

To the Shareowners and Board of Directors of Long Island Lighting Company:

We have audited the accompanying balance sheet of Long Island Lighting Company and the related statement of capitalization as of March 31, 1998 and December 31, 1996 and the related statements of income (prior to restatement to present the gas business as a discontinued operations), retained earnings and cash flows for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the restatements described in Note 2 to present the operations of the gas business as a discontinued operation for the years ended March 31, 1998 and December 31, 1996 and the three months ended March 31, 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Island Lighting Company at March 31, 1998 and December 31, 1996 and the results of its operations (prior to restatement) and its cash flows for the year ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

During the year ended March 31, 1998 the Company changed its method of accounting for revenues provided for under the Rate Moderation Component.

                                              ERNST & YOUNG LLP

Melville, New York
May 22, 1998

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                 Balance Sheet
                             (Thousands of Dollars)

                                                      LIPA                LILCO
                                                  ------------    -----------------------
                                                  December 31,    March 31,  December 31,
                                                      1998           1998         1996
                                                      ----           ----         ----
Assets
Utility Plant
Electric                                            $2,047,992   $ 4,031,510   $ 3,882,297
Gas                                                       --       1,233,281     1,154,543
Common                                                   3,827       290,221       260,268
Construction work in progress                           52,897       118,808       112,184
Nuclear fuel in process and in reactor                  17,053        18,119        15,454
                                                    ----------   -----------   -----------
                                                     2,121,769     5,691,939     5,424,746
Less- Accumulated depreciation and amortization         50,287     1,877,858     1,729,576
                                                    ----------   -----------   -----------
Total Net Utility Plant                              2,071,482     3,814,081     3,695,170
                                                    ----------   -----------   -----------
Regulatory Assets

Base financial component, net of accumulated
   amortization of $883,496 at March 31, 1998,
   $757,282 at December 31, 1996                          --       3,155,334     3,281,548
Rate moderation component                                 --         434,004       402,213
Shoreham post-settlement costs                            --       1,005,316       991,795
Shoreham nuclear fuel                                     --          66,455        69,113
Unamortized cost of issuing securities                    --         159,941       194,151
Postretirement benefits other than pensions               --         340,109       360,842
Regulatory tax asset                                      --       1,737,932     1,772,778
Other                                                     --         192,763       199,879
                                                    ----------   -----------   -----------
Total Regulatory Assets                                   --       7,091,854     7,272,319
                                                    ----------   -----------   -----------
Current Assets
Cash and cash equivalents                                 --         180,919       279,993
Special deposits                                          --          95,790        38,266
Customer accounts receivable (less allowance
  for doubtful accounts of $20,211, $23,483
   and $25,000, respectively)                          119,161       297,889       255,801
Other accounts receivable                               10,096        43,744        65,764
Accrued unbilled revenues                               78,414       124,464       169,712
Promissory note receivable                             398,000          --            --
Materials and supplies at average cost                    --          54,883        55,789
Fuel oil at average cost                                  --          32,142        53,941
Gas in storage at average cost                            --          14,634        73,562
Deferred tax asset - net operating loss                   --            --         145,205
Prepayments and other current assets                    28,583        13,807         8,569
                                                    ----------   -----------   -----------
Total Current Assets                                   634,254       858,272     1,146,602
                                                    ----------   -----------   -----------
Promissory Note Receivable                             646,902          --            --
                                                    ----------   -----------   -----------
Designated Funds                                       194,972          --            --
                                                    ----------   -----------   -----------
Nonutility Property and Other Investments               19,410        50,816        18,597
                                                    ----------   -----------   -----------
Deferred Charges                                        78,507        85,702        76,991
                                                    ----------   -----------   -----------
Acquisition Adjustment (net of accumulated
   amortization of $68,766 at December 31, 1998)     4,026,956          --            --
                                                    ----------   -----------   -----------
Total Assets                                        $7,672,483   $11,900,725   $12,209,679
                                                    ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                 Balance Sheet
                             (Thousands of Dollars)

                                                           LIPA                LILCO
                                                     ------------   ----------------------------
                                                      Deember 31,     March 31,     December 31,
                                                         1998           1998           1996
                                                         ----           ----           ----
Capitalization
Long-term debt                                       $   778,075    $  4,395,555    $  4,471,675
Unamortized discount on debt                                --           (13,606)        (14,903)
Note Payable - the Authority                           5,355,085            --              --
Due to the Authority                                     855,684            --              --
                                                     -----------    ------------    ------------
                                                       6,988,844       4,381,949       4,456,772
                                                     -----------    ------------    ------------
Preferred Stock - redemption required                       --           562,600         638,500
Preferred Stock - no redemption required                    --              --            63,664
                                                     -----------    ------------    ------------
Total Preferred Stock                                       --           562,600         702,164
                                                     -----------    ------------    ------------
Common stock                                                --           608,635         603,921
Premium on capital stock                                    --         1,146,425       1,127,971
Capital stock expense                                       --           (47,501)        (49,330)
(Accumulated deficit) retained earnings                  (79,981)        956,092         840,867
Treasury stock, at cost                                     --            (1,204)            (60)
                                                     -----------    ------------    ------------
Total Common Shareowners' (Deficit) Equity               (79,981)      2,662,447       2,523,369
                                                     -----------    ------------    ------------
Total Capitalization                                   6,908,863       7,606,996       7,682,305
                                                     -----------    ------------    ------------
Regulatory Liabilities
Regulatory liability component                              --            99,199         198,398
1989 Settlement credits                                     --            59,397         127,442
Regulatory tax liability                                    --            78,913         102,887
Other                                                       --           151,922         139,510
                                                     -----------    ------------    ------------
Total Regulatory Liabilities                                --           389,431         568,237
                                                     -----------    ------------    ------------
Current Liabilities
Current maturities of long-term debt                     398,000         101,000         251,000
Current redemption requirements of preferred stock          --           139,374           1,050
Due to the Authority                                      70,880            --              --
Due to KeySpan                                            75,085            --              --
Accounts payable and accrued expenses                     35,921         228,583         289,141
LRPP payable                                                --            30,118          40,499
Accrued taxes                                             79,021          34,753          63,640
Accrued interest                                          29,851         146,607         160,615
Dividends payable                                           --            58,748          58,378
Class Settlement                                            --            60,000          55,833
Customer deposits                                         23,205          28,627          29,471
                                                     -----------    ------------    ------------
Total Current Liabilities                                711,963         827,810         949,627
                                                     -----------    ------------    ------------
Deferred Credits
Deferred federal income tax - net                           --         2,539,364       2,442,606
Class Settlement                                            --            46,940          98,497
Other                                                     34,059          22,529          39,447
                                                     -----------    ------------    ------------
Total Deferred Credits                                    34,059       2,608,833       2,580,550
                                                     -----------    ------------    ------------
Operating Reserves
\Pensions and other postretirement benefits                 --           401,401         381,996
Claims and damages                                        17,598          66,254          46,964
                                                     -----------    ------------    ------------
Total Operating Reserves                                  17,598         467,655         428,960
                                                     -----------    ------------    ------------
Commitments and Contingencies
                                                     -----------    ------------    ------------
Total Capitalization and Liabilities                 $ 7,672,483    $ 11,900,725    $ 12,209,679
                                                     ===========    ============    ============

   The accompanying notes are an integral part of these financial statements.

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
              (Thousands of Dollars--Except Per Share Information)

                                                         LIPA                               LILCO
                                                    --------------   -----------------------------------------------------
                                                                                      Year       Three Months     Year
                                                     May 29, 1998    April 1, 1998    Ended         Ended         Ended
                                                    to December 31,  to May 28,      March 31,     March 31,   December 31,
                                                         1998           1998          1998          1997           1996
                                                         ----           ----          ----          ----           ----
Revenue - Electric                                    $ 1,377,605    $ 330,011    $ 2,478,435    $ 557,791     $2,466,435
Expenses
Operations - fuel and purchased power                     408,192       91,762        658,338      165,140        640,610
Operations and maintenance                                398,193       68,993        403,944       90,875        386,322
Depreciation and amortization                             121,969       22,986        131,186       31,993        128,534
Base financial component amortization                        --         16,014        100,971       25,243        100,971
Rate moderation component amortization                       --        (39,574)       (35,079)       5,907        (24,232)
Regulatory liability component amortization                  --        (14,048)       (88,572)     (22,143)       (88,573)
Other regulatory amortization                                --         14,694         36,039       10,159        109,532
Operating taxes                                           157,561       60,885        388,592       92,398        390,861
Customer rebates                                          168,806         --             --           --             --
Federal income tax - current                                 --        (79,081)        76,890       23,378         42,197
Federal income tax - deferred and other                      --          1,219        133,495        6,548        138,307
                                                      -----------    ---------    -----------    ---------      ---------
Total Expenses                                          1,254,721      143,850      1,805,804      429,498      1,824,529
                                                      -----------    ---------    -----------    ---------      ---------
Operating Income                                          122,884      186,161        672,631      128,293        641,906
                                                      -----------    ---------    -----------    ---------      ---------
Other Income and (Deductions)
Other income and deductions, net                           25,041      (28,581)           554        1,263         18,724
Allowance for other funds used during construction           --            374          1,881          530          1,400
Federal income tax - current                                 --        (67,259)           594         --             --
Federal income tax - deferred and other                      --        (22,094)         1,104        1,068          1,456
                                                      -----------    ---------    -----------    ---------      ---------
Total Other Income and (Deductions)                        25,041     (117,560)         4,133        2,861         21,580
                                                      -----------    ---------    -----------    ---------      ---------
Income from Continuing Operations
   Before Interest Charges                                147,925       68,601        676,764      131,154        663,486
                                                      -----------    ---------    -----------    ---------      ---------
Interest Charges and (Credits)
Interest on long-term debt, net                            76,392       56,258        351,261       90,168        384,198
Interest on advances from and note payable to the
   Authority                                              142,882          --           --             --           --
Other interest                                              9,933        9,800         57,805       16,659         67,130
Allowance for borrowed funds used during construction      (1,301)        (540)        (4,593)        (949)        (3,699)
                                                      -----------    ---------    -----------    ---------      ---------
Total Interest Charges                                    227,906       65,518        404,473      105,878        447,629
                                                      -----------    ---------    -----------    ---------      ---------
Income (loss) from continuing operations                  (79,981)       3,083        272,291       25,276        215,857
Income (loss) from discontinued operations net of
   taxes of zero, ($1,946), $23,966, $27,355,
   and $30,209, respectively                                 --         (4,480)        89,949       62,421        100,607
                                                      -----------    ---------    -----------    ---------      ---------
Net Income (Loss)                                         (79,981)      (1,397)       362,240       87,697        316,464
Preferred stock dividend requirements                        --          8,037         51,813       12,969         52,216
                                                      -----------    ---------    -----------    ---------      ---------
Earnings (Loss) for Common Stock                      $   (79,981)   $  (9,434)   $   310,427    $  74,728      $ 264,248
                                                      ===========    =========    ===========    =========      =========
Basic and diluted earnings (loss) per common share
   from continuing operations (a)                             N/A    $    (.04)   $      1.82    $     .10      $    1.36
Basic and diluted earnings (loss) per common share
   from discontinued operations (a)                           N/A    $    (.04)   $       .74    $     .52      $     .84
Average Common Shares Outstanding (000) (a)                   N/A      121,864        121,415      120,995        120,360
Basic and Diluted Earnings per Common Share (a)               N/A    $    (.08)   $      2.56    $     .62      $    2.20
Dividends Declared per Common Share (a)                       N/A    $     .30    $      1.78    $     .45      $    1.78



(a) Share and per share data are not meaningful on or after May 29, 1998 because of the significant change in the capital structure in connection with the Merger and because no public equity of LIPA is outstanding as of December 31, 1998.

   The accompanying notes are an integral part of these financial statements.

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Cash Flows
                             (Thousands of Dollars)

                                                                LIPA                             LILCO
                                                           -------------  --------------------------------------------------
                                                                                           Year    Three Months    Year
                                                            May 29, 1998  April 1, 1998   Ended        Ended       Ended
                                                            to December 31, to May 28,  March 31,     March 31,   December 31,
                                                               1998           1998        1998         1997         1996
                                                               ----           ----        ----         ----         ----
Operating Activities
Net Income (loss)                                          $   (79,981)   $  (1,397)   $ 362,240     $ 87,697    $ 316,464
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
Depreciation and amortization                                  121,969       27,743      158,537       38,561      153,925
Base financial component amortization                             --         16,014      100,971       25,243      100,971
Rate moderation component amortization                            --        (39,574)     (35,079)       5,907      (24,232)
Regulatory liability component amortization                       --        (14,048)     (79,359)     (19,840)     (79,359)
Other regulatory amortization                                     --         14,858       38,059        9,915      118,074
Rate moderation component carrying charges                        --         (6,411)     (23,632)      (5,919)     (25,259)
Class Settlement                                                  --          2,018       15,623        4,496       20,772
Amortization of cost of issuing and redeeming securities         1,705        4,964       30,823        8,087       34,611
Federal income tax - deferred and other                           --        (60,820)     146,859       32,835      167,060
Pensions and Other Post Retirement Benefits                       --         12,873       48,512       13,496       14,952
Other                                                            1,973       41,050       87,618        2,381       51,671
Changes in operating assets and liabilities
   Accounts receivable, net and accrued unbilled revenue        34,568      101,230        8,334      (26,817)      92,334
   Materials and supplies, fuel oil and gas in storage            --        (31,238)      14,391       67,242      (34,531)
   Accounts payable and accrued expenses                        35,921       21,068        1,668      (58,952)      28,258
   Net change in due to KeySpan                               (136,712)        --           --           --           --
   Pensions and other post retirement benefits                    --       (250,000)        --           --           --
   Accrued taxes                                                56,358       15,924         --           --           --
   Accrued interest                                             29,850      (38,393)        --           --           --
   Class Settlement                                               --         (6,918)     (56,503)     (11,006)     (42,084)
   Special deposits                                               --         66,492      (58,159)         635       25,146
   Other                                                        45,657      (54,725)     (86,819)     (14,394)     (26,460)
                                                           -----------    ---------    ---------    ---------    ---------
Net Cash Provided by (Used in) Operating Activities            111,308     (179,290)     674,084      159,567      892,313
                                                           -----------    ---------    ---------    ---------    ---------
Investing Activities
Construction and nuclear fuel expenditures                     (71,030)     (66,493)    (257,402)     (50,375)    (239,896)
Shoreham post settlement costs                                    --         (6,650)     (39,828)     (12,104)     (51,722)
Merger costs, net of cash transferred                          (61,498)        --           --           --           --
Acquisition of common stock                                 (2,497,500)        --           --           --           --
Investment in interest rate hedge                                 --           --        (30,000)        --           --
Other                                                             --         (2,009)      (1,987)         160       (4,806)
                                                           -----------    ---------    ---------    ---------    ---------
Net Cash Used in Investing Activities                       (2,630,028)     (75,152)    (329,217)     (62,319)    (296,424)
                                                           -----------    ---------    ---------    ---------    ---------
Cash flows from Non-Capital related financing activities
Proceeds of note payable-Authority                           2,640,000         --           --           --           --
                                                           -----------    ---------    ---------    ---------    ---------
Net cash provided by non-capital and related financing
  activities                                                 2,640,000         --           --           --           --
                                                           -----------    ---------    ---------    ---------    ---------
Cash flows from Capital and related financing activities
Proceeds from notes receivable                                   3,000         --           --           --           --
Proceeds from sale of common stock                                --          4,184       43,218        4,640       18,837
Issuance of notes payable                                         --        350,000         --           --           --
Net proceeds from Authority loan                               926,564
Proceeds of note payable - Authority                         4,137,992         --           --           --           --
Repayment of note payable - Authority                       (1,422,908)        --           --           --           --
Redemption of securities                                          --           --         (2,050)    (250,000)    (419,800)
Redemption of long-term debt                                (3,338,659)    (100,000)        --           --           --
Issuance of preferred stock                                       --         75,000         --           --           --
Redemption of preferred stock                                 (221,600)    (116,390)        --           --           --
Bond issuance costs                                            (81,706)        --           --           --           --
Preferred stock dividends paid                                    --         (5,711)     (51,833)     (12,969)     (52,264)
Common stock dividends paid                                       --        (54,147)    (215,790)     (53,749)    (213,753)
Other                                                           (3,991)      (2,749)      (2,032)        (624)        (369)
                                                           -----------    ---------    ---------    ---------    ---------
Net cash provided by (used in) capital and related
    Financing Activitie                                         (1,308)     150,187     (228,487)    (312,702)    (667,349)
                                                           -----------    ---------    ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents           119,972     (104,255)     116,380     (215,454)     (71,460)
                                                           -----------    ---------    ---------    ---------    ---------
Cash and cash equivalents at beginning of period                75,000      180,919       64,539      279,993      351,453
                                                           -----------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period*                $   194,972    $  76,664    $ 180,919    $  64,539    $ 279,993
                                                           ===========    =========    =========    =========    =========
Interest paid                                              $   178,564    $  59,733    $ 364,864    $ 112,981    $ 404,663
Federal income tax paid                                    $      --      $  13,428    $ 108,980    $    --      $  45,050
*Cash and cash equivalents include designated funds

   The accompanying notes are an integral part of these financial statements.

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
              Statement of (Accumulated Deficit) Retained Earnings

                                                                        (In thousands of dollars)
                                                 LIPA                       LILCO
                                             -------------  -------------------------------------
                                              December 31,    March 31,    March 31,  December 31,
                                                 1998           1998         1997         1996
                                                 ----           ----         ----         ----

Balance at beginning of period               $      --      $  861,751   $  840,867   $  790,919
Net income (loss) for the period                 (79,981)      362,240       87,697      316,464
                                             -----------    ----------   ----------   ----------
                                                 (79,981)    1,223,991      928,564    1,107,383
Deductions:
Cash dividends declared on common stock             --         216,086       53,844      214,255
Cash dividends declared on preferred stock          --          51,812       12,969       52,240
Other                                               --               1         --             21
                                             -----------    ----------   ----------   ----------
Balance at end of period                     $   (79,981)   $  956,092   $  861,751   $  840,867
                                             ===========    ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                           Statement of Capitalization

                                                                Shares                                     (In thousands of dollars)
                                                    LIPA                  LILCO                  LIPA       LILCO         LILCO
                                                -----------    --------------------------    ------------ ---------    -----------
                                                December 31,   March 31,     December 31,    December 31,  March 31,   December 31,
                                                    1998         1998            1996            1998        1998          1996
                                                    ----         ----            ----            ----        ----          ----
Common Shareowners' Equity
Common stock, $5.00 par value                       --       121,727,040     120,784,277    $   --      $   608,635    $   603,921
Common stock, $1.00 par value                          1            --              --
Premium on capital stock                            --              --              --          --        1,146,425      1,127,971
Capital stock expense                               --              --              --          --          (47,501)       (49,330)
(Accumulated deficit) Retained earnings             --              --              --       (79,981)       956,092        840,867
Treasury stock, at cost                             --           (46,281)         (3,485)       --           (1,204)           (60)
                                                                                            --------    -----------    -----------
Total Common Shareowners' (Deficit) Equity                                                   (79,981)   $  2,662,447   $   2,523,369
                                                                                            --------    -----------    -----------
Preferred Stock - Redemption Required
Par value $100 per share
      7.40% Series L                                --           150,500         161,000        --      $    15,050    $    16,100
      7.66% Series CC                               --           570,000         570,000        --           57,000         57,000
Series called for redemption                        --          (150,500)           --          --          (15,050)        (1,050)
                                                                                            --------    -----------    -----------
                                                                                                --           57,000         72,050
                                                                                            --------    -----------    -----------
Par value $25 per share
      7.95% Series AA                               --        14,520,000      14,520,000        --          363,000        363,000
      $1.67 Series GG                               --           880,000         880,000        --           22,000         22,000
      $1.95 Series NN                               --         1,554,000       1,554,000        --           38,850         38,850
      7.05% Series QQ                               --         3,464,000       3,464,000        --           86,600         86,600
      6.875% Series UU                              --         2,240,000       2,240,000        --           56,000         56,000
Series called for redemption                        --        (1,554,000)           --          --          (38,850)          --
Mandatory redemption of preferred stock             --          (880,000)           --          --          (22,000)          --
                                                                                            --------    -----------    -----------
                                                                                                --          505,600        566,450
                                                                                            --------    -----------    -----------
Total Preferred Stock - Redemption Required                                                     --          562,600        638,500
                                                                                            --------    -----------    -----------
Preferred Stock - No Redemption Required
Par value $100 per share
      5.00% Series B                                --           100,000         100,000        --           10,000         10,000
      4.25% Series D                                --            70,000          70,000        --            7,000          7,000
      4.35% Series E                                --           200,000         200,000        --           20,000         20,000
      4.35% Series F                                --            50,000          50,000        --            5,000          5,000
      5 1/8% Series H                               --           200,000         200,000        --           20,000         20,000
      5 3/4% Series I -  Convertible                --            14,743          16,637        --            1,474          1,664
Series called for redemption                        --          (634,743)           --          --          (63,474)          --
                                                                                            --------    -----------    -----------
Total Preferred Stock - No Redemption Required                                                  --              --          63,664
                                                                                            --------    -----------    -----------
Total Preferred Stock                                                                           --      $    562,600   $   702,164
                                                                                            ========    ============   ===========

                    Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                     Statement of Capitalization (continued)

                                                                                                          (In thousands of dollars)
                                                                                           LIPA                    LILCO
                                                                                      -------------     ---------------------------
                                                          Interest                     December 31,       March 31,     December 31,
                                        Maturity            Rate        Series             1998             1998            1996
                                     -----------------    --------     --------       -------------     ------------    -----------
General and Refunding Bonds
                                     February 15, 1997      8.75%                     $          -      $          -    $   250,000
                                        April 15, 1998      7.63%                                -           100,000        100,000
                                          May 15, 1999      7.85%                                -            56,000         56,000
                                        April 15, 2004      8.63%                                -           185,000        185,000
                                          May 15, 2006      8.50%                                -            75,000         75,000
                                         July 15, 2008      7.90%                                -            80,000         80,000
                                           May 1, 2021      9.75%                                -           415,000        415,000
                                          July 1, 2024      9.63%                                -           375,000        375,000
                                                                                      ------------      ------------    -----------
Total General and Refunding Bonds                                                                -         1,286,000      1,536,000
                                                                                      ------------      ------------    -----------
Debentures
                                         July 15, 1999      7.30%                          397,000           397,000        397,000
                                      January 15, 2000      7.30%                              278            36,000         36,000
                                         July 15, 2001      6.25%                            8,460           145,000        145,000
                                        March 15, 2003      7.05%                            5,890           150,000        150,000
                                         March 1, 2004      7.00%                            2,999            59,000         59,000
                                          June 1, 2005      7.13%                           14,307           200,000        200,000
                                         March 1, 2007      7.50%                                -           142,000        142,000
                                         July 15, 2019      8.90%                                -           420,000        420,000
                                      November 1, 2022      9.00%                           26,877           451,000        451,000
                                        March 15, 2023      8.20%                          270,000           270,000        270,000
                                                                                      ------------      ------------    -----------
Total Debentures                                                                           725,811         2,270,000      2,270,000
                                                                                      ------------      ------------    -----------
Authority Financing Notes
Industrial Development Revenue Bonds
                                      December 1, 2006      7.50%      1976 A,B                  -             2,000          2,000
Pollution Control Revenue Bonds

                                      December 1, 2006      7.50%      1976 A               26,375            27,375         28,375
                                      December 1, 2009      7.80%      1979 B               19,100            19,100         19,100
                                       October 1, 2012      8.25%      1982                      -            17,200         17,200
                                         March 1, 2016      3.58%      1985 A,B            138,120           150,000        150,000
Electric Facilities Revenue Bonds
                                     September 1, 2019      7.15%      1989 A,B             35,030           100,000        100,000
                                          June 1, 2020      7.15%      1990 A               73,900           100,000        100,000
                                      December 1, 2020      7.15%      1991 A               26,560           100,000        100,000
                                      February 1, 2022      7.15%      1992 A,B             13,455           100,000        100,000
                                        August 1, 2022      6.90%      1992 C,D             28,060           100,000        100,000
                                      November 1, 2023      3.70%      1993 A                    -            50,000         50,000
                                      November 1, 2023      3.70%      1993 B               50,000            50,000         50,000
                                       October 1, 2024      3.70%      1994 A               50,000            50,000         50,000
                                        August 1, 2025      3.70%      1995 A               50,000            50,000         50,000
                                      December 1, 2027      3.55%      1997 A                    -            24,880              -
                                                                                      ------------      ------------    -----------
Total Authority Financing Notes                                                            510,600           940,555        916,675
                                                                                      ------------      ------------    -----------
Unamortized discount and deferred
  amortization                                                                             (60,336)          (13,606)       (14,903)
                                                                                      ------------      ------------    -----------
Subtotal                                                                                 1,176,075         4,482,949      4,707,772
Note Payable - the Authority                        (a)     4.71%                        5,355,085                 -              -
Due to the Authority                                (a)     4.71%                          926,564                 -              -
                                                                                      ------------      ------------    -----------
Total                                                                                    7,457,724         4,482,949      4,707,772
Less Current Maturities                                                                    468,880           101,000        251,000
                                                                                      ------------      ------------    -----------
Total Long-Term Debt                                                                     6,988,844         4,381,949      4,456,772
                                                                                      ------------      ------------    -----------
Total Capitalization                                                                  $  6,908,863      $  7,606,996    $ 7,682,305
                                                                                      ============      ============    ===========


(a) Weighted average interest rate on debt of the Authority as of December 31, 1998.

   The accompanying notes are an integral part of these financial statements.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------
Note 1. Basis of Presentation

As used herein, the term "LILCO" refers to the Long Island Lighting Company, the publicly owned gas and electric utility company as it existed prior to the LIPA/LILCO Merger, as described in Note 2, and the term "LIPA" refers to that company as it exists after the LIPA/LILCO Merger as a wholly-owned electric utility subsidiary company of the Long Island Power Authority (the "Authority"), doing business as LIPA.

The Authority was established as a corporate municipal instrumentality of the State of New York, constituting a political subdivision of the State, created by Chapter 517 of the Laws of 1986 (the "LIPA Act"). As such, it is a component unit of the State and is included in the State's annual financial statements.

On April 11, 1997, LILCO changed its year-end from December 31 to March 31. Subsequent to the LIPA/LILCO Merger, LIPA adopted a calendar year-end. Accordingly, unless otherwise indicated, references to December 1998 and December 1997 represent the nine month periods ended December 31, 1998 and December 31, 1997, respectively . References to March 31, 1998 represent the twelve month period then ended. References to March 31, 1997 represent the three month period then ended, while references to all other periods refer to the calendar years ended December 31.

Note 2. Merger/Change in Control

On May 28, 1998, LIPA Acquisition Corp., a wholly-owned subsidiary of the Authority, was merged with and into LILCO (the "Merger") pursuant to an Agreement and Plan of Merger dated as of June 26, 1997, by and among LILCO, MarketSpan Corporation (formerly known as BL Holding Corp., and currently known as KeySpan Energy, "KeySpan"), the Authority and LIPA Acquisition Corp., (the "Merger Agreement").

Pursuant to the Merger Agreement, immediately prior to the Merger, all of the assets and liabilities of LILCO related to the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric transmission and distribution business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to KeySpan. The consideration received by LILCO for the Transferred Assets consisted of: (i) 3,440,625 shares of the common stock of KeySpan; (ii) 553,000 shares of the Series B Preferred Stock of KeySpan; and (iii) 197,000 shares of the Series C Preferred Stock of KeySpan.

The value of the consideration was determined by KeySpan and LILCO to be equal to the net fair market value of the Transferred Assets. The transfer of assets and liabilities was effected by a Bill of Sale, dated as of May 28, 1998, made and executed by LILCO and acknowledged by KeySpan.

As a result of the Merger, the Authority became the holder of 1 share of LILCO's common stock, representing 100% of the outstanding voting securities of LILCO. In addition, KeySpan issued promissory notes to LIPA of approximately $1.048 billion. The interest rate and timing of principal and interest payments on the promissory notes from KeySpan are identical to the terms of certain LILCO

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

indebtedness assumed by the LIPA in the Merger. KeySpan is required to make principal and interest payments to LIPA thirty days prior to the corresponding payment due dates, and LIPA then transfers those amounts to debtholders in accordance with the original debt repayment schedule.

The former holders of LILCO's common stock, primarily individual public shareowners, became entitled to receive a pro-rata share of: (i) cash consideration of $2.497 billion; and (ii) 3,440,625 shares of the common stock of KeySpan, which were received by LILCO in exchange for the Transferred Assets. Pursuant to the Merger Agreement, the former holders of LILCO's common stock (other than holders of dissenting shares) were deemed to have subscribed for additional shares of the common stock of KeySpan, with an aggregate purchase price equal to the cash consideration. In order to effect the Merger, it was necessary to: (i) retire all shares of LILCO's preferred stock, whether by conversion, redemption or cancellation; and (ii) redeem certain of LILCO's bonds, at a cost to LIPA of approximately $1.557 billion. The cash consideration required for the Merger was obtained by the Authority from the proceeds of the issuance and sale of its Electric System General Revenue Bonds, Series 1998A and Electric System Subordinated Revenue Bonds, Series 1 through Series 6. The proceeds from the sale of the bonds were then transferred by the Authority to LIPA in exchange for a promissory note of approximately $4.949 billion. As a result of the Merger, there was a change in control of LILCO which effectively resulted in the creation of a new reporting entity, LIPA. Accordingly, the accompanying financial statements for the periods prior to and including May 28, 1998 are not comparable to the financial statements presented subsequent to May 28, 1998. Therefore, a black line has been drawn on the accompanying financial statements to distinguish between LIPA and LILCO balances and activity.

The remaining assets and liabilities of LILCO acquired by LIPA consist of: (i) LILCO's electric transmission and distribution system; (ii) its net investment in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2"); (iii) certain regulatory assets and liabilities associated with its electric business, (iv) allocated accounts receivable and other assets and liabilities; and (v) substantially all of its long-term debt.

The financial statements of LIPA include the push down of the Authority's basis, including costs related to the acquisition, in the assets acquired and liabilities assumed. Because of the manner in which LIPA's rates and charges will be established by the Authority's Board of Trustees, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period, the weighted average useful life of the net plant assets acquired. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. In addition, as a wholly-owned subsidiary of the Authority, LIPA is exempt from Federal, state and local income taxes. Accordingly, adjustments were made by LIPA on May 28, 1998 to eliminate deferred tax assets and liabilities. Therefore, the results of operations for the period May 29, 1998 to December 31, 1998 do not include a provision for income taxes.

Effective May 29, 1998, LIPA contracted with KeySpan to provide operations and management services for LIPA's transmission and distribution system through a management services agreement. Therefore,

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

LIPA pays KeySpan directly for their services and KeySpan, in turn, pays the salaries of their employees. LIPA has no employees, however LIPA is charged a management fee by the Authority to oversee LIPA's operations of which the salaries of the Authority's employees is a significant component. LIPA contracts for capacity from the fossil fired generating plants of KeySpan through a power supply agreement. Energy and fuel are purchased by KeySpan on LIPA's behalf through an energy management agreement (collectively; the "Operating Agreements").

The electric transmission and distribution system is located in the New York Counties of Nassau and Suffolk (with certain limited exceptions) and a small portion of Queens County known as the Rockaways. The service area covers an area of approximately 1,230 square miles and the population of the service area is approximately 2.75 million persons, including approximately 98,500 persons who reside in Queens County within the City of New York. LIPA receives approximately 49% of its revenues from residential sales, 48% from sales to commercial and industrial customers, and the balance from sales to other utilities and public authorities.

2. Discontinued Operations

The statement of operations of LILCO for the period April 1, 1998 to May 28, 1998 has been prepared to present the gas business (as transferred to KeySpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of Accounting Principles Board Opinion No. 30. The statements of operations for the years ended March 31, 1998 and December 31, 1996 and the three months ended March 31, 1997, have also been restated to present the gas business in a similar manner.

The income from discontinued operations includes revenue from the gas business of approximately $79.9 million, $645.6 million, $684.2 million and $293.4 million for the period April 1, 1998 to May 28, 1998, the years ended March 31, 1998 and December 31, 1996 and the three months ended March 31, 1997, respectively.

Note 3. Summary of Significant Accounting Policies

General

LIPA complies with all applicable pronouncements of the Governmental Accounting Standards Board ("GASB"). In accordance with GASB Statement No. 20, "Accounting and Financial Reporting for Proprietary Funds and Other Governmental Entities That Use Proprietary Fund Accounting," LIPA also complies with all authoritative pronouncements applicable to non-governmental entities (i.e., Financial Accounting Standards Board ("FASB") statements) that do not conflict with GASB pronouncements.

LILCO maintained its accounting records in accordance with the Uniform Systems of Accounts prescribed by the Public Service Commission of the State of New York ("PSC") and the Federal Energy Regulatory Commission ("FERC"). Its financial statements reflected the ratemaking policies and actions of these Commissions in conformity with generally accepted accounting principles for rate-regulated enterprises.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Accounting for the Effects of Rate Regulation

Under current New York law, the Authority is empowered to set rates for electric service in LIPA's service area without being required by law to obtain the approval of the New York State Public Service Commission (the "PSC") or any other State regulatory body.

Both LILCO and LIPA are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the economic ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, LIPA records these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

Regulatory assets represent probable future revenues associated with previously incurred costs that are expected to be recovered from customers. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be refunded to customers through the ratemaking process.

Utility Plant

Utility plant is stated at cost for LILCO, and fair values, at the date of the Merger, for LIPA. Additions to and replacements of utility plant are capitalized at original cost, which includes material, labor, indirect costs associated with an addition or replacement, plus an allowance for funds used during construction. The cost of renewals and betterments relating to units of property is added to utility plant. The cost of property replaced, retired or otherwise disposed of is deducted from utility plant and, generally, together with dismantling costs less any salvage, is charged to accumulated depreciation. The cost of repairs and minor renewals is charged to maintenance expense. Mass properties (such as poles, wire and meters) are accounted for on an average unit cost basis by year of installation.

Depreciation

The provisions for depreciation result from the application of straight-line rates to the original cost for LILCO, fair values at the date of the Merger for LIPA, by groups, of depreciable properties in service. The rates are determined by age-life studies performed on depreciable properties. The average depreciation rate as a percentage of respective average depreciable plant costs was as follows:

                                                   Electric               Gas
                                             --------------------        -----
                                             LIPA           LILCO        LILCO
                                             ----           -----        -----
7 months ended 12/31/98                      2.9%            --            --
2 months ended 5/28/98                        --            3.07%         2.04%
12 months ended 3/31/98                       --            3.07%         2.04%
3 months ended 3/31/97                        --            3.12%         2.04%
12 months ended 12/31/96                      --            3.00%         2.00%

Allowance for Funds Used During Construction

The Allowance For Funds Used During Construction ("AFC") is the net cost of borrowed funds used for construction purposes and a reasonable rate of return upon a utility's equity when so used. AFC is not an item of current cash income. AFC is computed monthly on a portion of construction work in progress.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

The average AFC rate, was as follows:

                                                   LIPA              LILCO
                                                 -----------       ----------
7 Months Ended 12/31/98                            4.71% (a)           -
2 Months Ended 5/28/98                                               9.42%
12 Months Ended 3/31/98                                              9.29%
3 Months Ended 3/31/97                                               9.04%
12 Months Ended 12/31/96                                             9.02%

(a) Cost of borrowed funds only.

Designated Funds

Designated funds are certificates of deposit and highly liquid investments with maturities of three months or less when purchased and are valued at amortized cost, which approximates market value at December 31, 1998. These funds have been designated by the Authority's Board of Trustees to be used for specific purposes, including debt service and capital expenditures. LIPA's designated funds are held by the Authority in an investment pool that is administered in accordance with the Authority's investment guidelines pursuant to Section 2925 of the New York State Public Authorities Law. These guidelines comply with the New York State Comptroller's investment guidelines for public authorities. The certificates of deposit are either insured by the FDIC or collateralized by securities held by the Authority's custodian bank in the Authority's name. Investments are comprised of commercial paper rated A-1 by Standard & Poor's Corporation or P-1 by Moody's Commercial Paper Record.

Statement No. 3 of the Governmental Accounting Standards Board, "Investments, including Repurchase Agreements" ("GASB 3"), requires state and local governments to classify their investments in three defined categories of credit risk. Category one includes investments that are insured or registered, or securities that are held by the Authority or its agent in the Authority's name. The investments held by the Authority are classified as Category one at December 31, 1998.

Fair Values of Financial Instruments

The fair values for LILCO's and LIPA's long-term debt and redeemable preferred stock are based on quoted market prices, where available. The fair values for all other long-term debt and redeemable preferred stock were estimated using discounted cash flow analyses based upon LILCO or LIPA's current incremental borrowing rate for similar types of securities.

Revenues

Revenues are comprised of cycle billings rendered to customers and the accrual of electric and/or gas revenues for services rendered to customers not billed at month-end.

LILCO's electric rate structure provided for a revenue reconciliation mechanism which eliminated the impact on earnings of electric sales that were above or below the levels reflected in rates. LIPA's rate structure does not include a similar mechanism.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

LILCO's gas rate structure provided for a weather normalization clause which reduced the impact on revenues of experiencing weather which was warmer or colder than normal.

Fuel and Purchased Power Cost Adjustment ("FPPCA")

LIPA's rates include the FPPCA mechanism whereby rates may be adjusted to reflect significant changes in the cost of fuel, purchased power and related costs. The FPPCA is designed to ensure that LIPA will recover from or return to customers any fuel costs that fall outside an established base fuel and purchased power tolerance band. The tolerance band is equal to 1% above and 1% below LIPA's base cost of fuel and purchased power costs for 1999. The tolerance band increases to two percent in 2000 and continue to increase in one percent increments annually thereafter. Expenses for fuel and purchased power costs in excess of or below this level will be recovered from or returned to customers beginning the following year. Should fuel and purchased power costs increase in excess of five percent cumulatively over the original base cost, the FPPCA will recover, from that year forward, all costs in excess of the original base.

Under LIPA's current tariffs, the measurement of the under or over recovery of fuel costs was scheduled to begin January 1, 1999. However, as a result of decreasing fuel costs, LIPA recovered from customers approximately $22 million more for fuel than was incurred for the period May 29, 1998, through December 31, 1998. In order to preserve this benefit for customers, LIPA recorded a liability for the full amount of the over recovery. This amount is included in deferred credits.

Fuel Cost Adjustments

LILCO's electric and gas tariffs included fuel cost adjustment ("FCA") clauses which provided for disposition of the difference between actual fuel costs and the fuel costs allowed in LILCO's base tariff rates (base fuel costs). LILCO deferred the differences to future periods in which they would be billed or credited to customers, except for base electric fuel costs in excess of actual electric fuel costs, which were credited to the Rate Moderation Component ("RMC") as incurred. Gas fuel costs were excluded from base fuel costs and recovered through Gas fuel adjustment clause under LILCO's tariff.

Federal Income Tax

LIPA is exempt from Federal, state and local income taxes.

LILCO provided deferred federal income tax with respect to items with different bases for financial and tax reporting purposes.

LILCO deferred the benefit of 60% of pre-1982 gas and pre-1983 electric and 100% of all other investment tax credits, with respect to regulated properties, when realized on its tax returns. Accumulated deferred investment tax credits were amortized ratably over the lives of the related properties.

For ratemaking purposes, LILCO provided deferred federal income tax with respect to certain differences between income before income tax for financial reporting purposes and taxable income for federal income tax purposes. Also, certain accumulated deferred federal income taxes were deducted from rate base and amortized or otherwise applied as a reduction in federal income tax expense in future years.

Reserves for Claims and Damages

Losses arising from claims against LIPA, including workers' compensation claims, property damage,

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

extraordinary storm costs and general liability claims, are partially self-insured. Reserves for these claims and damages are based on, among other things, experience and risk of loss. Extraordinary storm losses incurred by LIPA are partially insured by various commercial insurance carries. These insurance carriers provide partial insurance coverage for individual storm losses to the transmission and distribution system between $15 million and $35 million. Storm losses which are outside of this range are self-insured by LIPA.

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

Recent Accounting Pronouncements

Derivative Instruments

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. LIPA will adopt SFAS No. 133 in the first quarter of fiscal year 2000. LIPA does not expect any material earnings effect from adoption of this statement.

Plant Decommissioning

In February 1996, the FASB issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," which includes nuclear plant decommissioning. Over the past two years, this exposure draft has been the source of continual debate. The FASB has committed to completing the project and is proceeding toward issuance of another exposure draft (expected in the second quarter of 1999). If the accounting standard proposed in such exposure draft were adopted, it could result in higher annual provisions for removal or decommissioning to be recognized earlier in the operating life of nuclear and other generating units and an accelerated recognition of the decommissioning obligation. The FASB is continuing to explore various issues associated with this project including liability measurement and recognition issues. In addition, an effective date for the new exposure draft has not yet been determined. The FASB is deliberating this issue and the resulting final pronouncement could be different from that proposed in the exposure draft. LIPA can make no prediction at this time as to the ultimate form of such proposed accounting standard, assuming it is adopted, nor can it make any prediction as to its ultimate effect(s) on the financial condition of LIPA.

Investments

GASB Statement No. 31, "Accounting and Financial Reporting for Certain Investments and for External Investment Pools," was implemented during the period ending December 31, 1998. The statement generally requires that investments should be reported in the balance sheet at fair value and that realized

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

and unrealized gains and losses on investments flow through the statement of operations. The adoption of this statement did not have a material impact on LIPA.

Regulatory Assets and Liabilities of LILCO

Base Financial Component and Rate Moderation Component

Pursuant to the 1989 Settlement (as described in Note 11), LILCO recorded a regulatory asset known as the Financial Resource Asset ("FRA"). The FRA was designed to provide LILCO with sufficient cash flows to assure its financial recovery. The FRA had two components, the Base Financial Component ("BFC") and the RMC.

The BFC represented the present value of the future net-after-tax cash flows which the Rate Moderation Agreement ("RMA"), one of the constituent documents of the 1989 Settlement, provided LILCO for its financial recovery. The BFC was granted rate base treatment under the terms of the RMA and was included in LILCO's revenue requirements through amortization included in rates over a forty-year period on a straight-line basis which began July 1, 1989.

The RMC reflected the difference between LILCO's revenue requirements under conventional ratemaking and the revenues resulting from the implementation of the rate moderation plan provided for in the RMA. The RMA was adjusted, on a monthly basis, for LILCO's share of certain NMP2 operations and maintenance expenses, fuel credits resulting from LILCO's electric fuel cost adjustment clause and gross receipts tax adjustments related to the FRA.

In April 1998, the PSC authorized a revision to LILCO's method for recording its monthly RMC amortization. Prior to this revision, the amortization of the annual level of RMC was recorded monthly on a straight-line basis, levelized basis over LILCO's rate year which ran from December 1 to November 30. However, revenue requirements fluctuated from month to month based upon consumption, which was greatly impacted by the effects of weather. Under the revised method, effective December 1, 1997, the monthly amortization of the annual RMC level varied based upon each month's forecasted revenue requirements, which more closely aligned such amortization with LILCO's cost of service. As a result of this change, for the period April 1, 1998 through May 28, 1998, and for the fiscal year ended March 31, 1998, LILCO recorded approximately $51.5 and $65.1 million, respectively, more of non-cash RMC credits to income (representing accretion of the RMC balance), or $33.5 million and $42.5 million net of tax, more than it would have under the previous method.

Shoreham Post-Settlement Costs

Shoreham post-settlement costs consisted of Shoreham decommissioning costs, fuel disposal costs, Payments-In-Lieu-Of-Taxes ("PILOT's"), carrying charges and other costs. These costs were being capitalized and amortized and recovered through rates over a forty-year period on a straight-line remaining life

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

basis which began July 1, 1989.

Shoreham Nuclear Fuel

Shoreham nuclear fuel principally reflected the unamortized portion of Shoreham nuclear fuel which was reclassified from Nuclear Fuel in Process and in Reactor at the time of the 1989 Settlement. This amount was being amortized and recovered through rates over a forty-year period on a straight-line remaining life basis which began July 1, 1989.

Unamortized Cost of Issuing Securities

Unamortized cost of issuing securities represented the unamortized premiums or discounts and expenses related to the issues of long-term debt that had been retired by LILCO prior to maturity and the costs associated with the early redemption of those issues. In addition, this balance included the unamortized capital stock expense and redemption costs related to certain series of preferred stock that had been refinanced by LILCO. These costs were amortized and recovered through rates, as provided by the PSC, over the shorter of the life of the redeemed issue or the new issue.

Postretirement Benefits Other Than Pensions

LILCO deferred as a regulatory asset the difference between postretirement benefits expense recorded in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and postretirement benefits expense reflected in rates. Pursuant to a PSC order, the ongoing annual SFAS No. 106 benefit expense was phased into and fully reflected in rates by November 30, 1997, with the accumulated deferred asset to be recovered in rates over the fifteen-year period which began December 1, 1997.

Regulatory Tax Asset and Regulatory Tax Liability

LILCO had recorded a regulatory tax asset for amounts that if would have collected in future rates for the portion of its deferred tax liability that had not been recognized for ratemaking purposes. The regulatory tax asset was comprised principally of the tax effect of the difference in the cost basis of the BFC for financial and tax reporting purposes, depreciation differences not normalized and the allowance for equity funds used during construction.

The regulatory tax liability was primarily attributable to deferred taxes previously recognized by LILCO at rates higher than the then current enacted tax law, unamortized investment tax credits and tax credit carryforwards.

Regulatory Liability Component

Pursuant to the 1989 Settlement (as discussed in Note 12), certain tax benefits attributable to the Shoreham abandonment were to be shared between electric customers and shareowners. A regulatory liability of approximately $794 million was recorded in June 1989 to preserve an amount equivalent to the customer tax benefits attributable to the Shoreham abandonment. This amount was being amortized over a ten-year period on a straight-line basis which began July 1, 1989.

1989 Settlement Credits

Represented the unamortized portion of an adjustment of the book write-off to the negotiated 1989 Settlement amount. A portion of this amount was being amortized over a ten-year period which began on July 1, 1989. The remaining portion was not being recognized for ratemaking purposes.

LRPP Payable

Under the provisions of LILCO's rate structure, the LRPP Payable represented the then current portion of amounts due to ratepayers that resulted from the revenue and expense reconciliations, performance-based

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

incentives and associated carrying charges as established under the LILCO Ratemaking and Performance Plan ("LRPP").

Note 4. LIPA Rate Matters

Under current New York law, the Authority is empowered to set rates for electric service in its service area without being required by law to obtain the approval of the PSC or any other state regulatory body. However, the Authority has agreed, in connection with the approval of the Merger by the New York State Public Authorities Control Board (the "PACB"), that it will not impose any permanent increase, nor extend or reestablish any portion of a temporary rate increase, in average customer rates over a 12 month period in excess of 2.5% without approval of the PSC, following a full evidentiary hearing. Another of the PACB conditions requires that the Authority reduce average rates within LIPA's service area by no less than 14% over a ten year period commencing on the date when LIPA began providing electric service, when measured against LILCO's base rates in effect on July 16, 1997 (excluding the impact of the proposed Shoreham tax settlement, but adjusted to reflect emergency conditions and extraordinary unforeseeable events.)

The LIPA Act requires that any bond resolution of the Authority contain a covenant that it will at all times maintain rates, fees or charges sufficient to pay the costs of operation and maintenance of facilities owned or operated by the Authority; PILOT's; renewals, replacements and capital additions; the principal of and interest on any obligations issued pursuant to such resolution as the same become due and payable, and to establish or maintain any reserves or other funds or accounts required or established by or pursuant to the terms of such resolution.

LIPA's rates include the FPPCA to adjust rates to reflect significant changes in the cost of fuel, purchased power and related costs. The FPPCA is designed to ensure that LIPA will recover from or return to customers any fuel costs that fall outside an established base fuel and purchased power tolerance band. The tolerance band is equal to 1% above and 1% below LIPA's base cost of fuel and purchased power costs for 1999. The tolerance band increases to two percent in 2000 and continues to increase in one percent increments annually thereafter. Expenses for fuel and purchased power costs in excess of or below this level will be recovered from or returned to customers beginning the following year. Should fuel and purchased power costs increase in excess of five percent cumulatively over the original base cost, the FPPCA will recover, from that year forward, all costs in excess of the original base.

LIPA's rates are largely based on LILCO's pre-Merger rate design to avoid customer confusion and facilitate an efficient transition from LILCO billing to LIPA billing. In addition, LIPA's rates include the FPPCA, a PILOT payments recovery rider, a rider providing for the Shoreham settlement and a rider providing for the RICO Credits (credits to the bills of customers as a result of the settlement by LILCO of a RICO action in connection with the construction and completion of nuclear generating facilities).

The LIPA Act requires LIPA to make PILOTs for certain New York State and local revenue taxes which would otherwise have been imposed on LILCO. The PILOT payments recovery rider allows for LIPA's rate adjustments to accommodate the PILOTs.

For a further discussion on the Shoreham tax settlement see Note 13.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5. Utility Plant

Utility Plant consists of:
                                                                   (in millions)

                                             LIPA                 LILCO
                                         ------------  -------------------------
                                         December 31,  March 31,    December 31,
                                             1998        1998           1996
                                         ------------  ---------    ------------
Generation - non nuclear                  $       --  $  1,077.2     $ 1,035.8
Generation - nuclear                           662.9       887.8         883.9
Transmission and distribution                1,385.1     2,066.5       1,962.6
Gas                                               --     1,233.3       1,154.5
Common                                           3.8       290.3         260.3
Construction work in  progress                  52.9       118.7         112.1
Nuclear fuel in process and in reactor          17.1        18.1          15.5
                                          ----------  ----------     ---------
                                             2,121.8     5,691.9       5,424.7
Less - Accumulated depreciation and
  amortization                                  50.3     1,877.9       1,729.5
                                          ----------  ----------     ---------
Total Net Utility Plant                   $  2,071.5  $  3,814.0     $ 3,695.2
                                          ==========  ==========     =========

Note 6. Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2")

As a result of the Merger, LIPA acquired an undivided 18% interest in NMP2, located in Scriba, New York which is operated by Niagara Mohawk Power Corporation ("NMPC"). The owners of NMP2 and their respective percentage ownership are as follows: LIPA (18%), NMPC (41%), New York State Electric & Gas Corporation ("NYSEG") (18%), Rochester Gas Electric Corporation ("RG&E") (14%) and Central Hudson Gas & Electric Corporation (9%). LIPA's share of the rated capability is approximately 205 MW. LIPA's net utility plant investment, excluding nuclear fuel, was approximately $650 million at December 31, 1998, $689 million at March 31, 1998 and $715 million at December 31, 1996. The accumulated provision for depreciation, excluding decommissioning costs, was approximately $13 million and $196 million at December 31, 1998 and March 31, 1998, respectively, and $169 million at December 31, 1996. The provision for accumulated depreciation was re-established at zero on May 28, 1998, pursuant to the Merger. Generation from NMP2 and operating expenses incurred by NMP2 are shared in the same proportions as the cotenant's respective ownership interest. LIPA is required to provide its share of financing for any capital additions to NMP2. Nuclear fuel costs associated with NMP2 are being amortized on the basis of the quantity of heat produced for the generation of electricity.

NMPC has contracted with the United States Department of Energy for the disposal of spent nuclear fuel. LIPA reimburses NMPC for its 18% share of the cost under the contact at a rate of $1.00 per megawatt hour of net generation less a factor to account for transmission line losses.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Nuclear Plant Decommissioning

NMPC expects to commence the decommissioning of NMP2 in 2026, shortly after the cessation of plant operations, using a method which provides for the removal of all equipment and structures and the release of the property for unrestricted use. LIPA's share of decommissioning costs, based upon a "Site-Specific" 1995 study (1995 study), is estimated to be $407 million in 2026 dollars ($161 million in 1998 dollars using a 3.5% escalation factor). LIPA's share of the estimated decommissioning costs is currently being provided for in electric rates and is being charged to operations as depreciation expense over the service life of NMP2. The amount of decommissioning costs recorded as depreciation expense for the seven months ended December 31, 1998 totaled $3.9 million, for the two months ended May 28, 1998 totaled $0.4 million, for the year ended March 31, 1998 and the three months ended March 31, 1997, totaled $2.2 million and $0.5 million, respectively, and $3.9 million for the year ended December 31, 1996. The accumulated decommissioning costs collected in rates through December 31, 1998, March 31, 1998 and December 31, 1996 amounted to $20.2 million, $18.3 million and $15.6 million, respectively.

LIPA has acquired external trust funds established for the decommissioning of the contaminated portion of the NMP2 plant. It is currently estimated that the cost to decommission the contaminated portion of the plant will be approximately 76% of the total decommissioning costs. These funds comply with regulations issued by the NRC and the FERC governing the funding of nuclear plant decommissioning costs. LIPA's policy is to fund these trusts at least annually. As of December 31, 1998, the balance in these funds, including reinvested net earnings, was approximately $19 million. These amounts are included in Nonutility Property and Other Investments. The trust fund investments consist of U.S. Treasury debt securities and cash equivalents. The carrying amounts of these investments approximate fair market value.

Reference is made to Note 3 under the subcaption "Recent Accounting Pronouncements" for details of the proposed changes in accounting for nuclear decommissioning costs.

In 1996, NMPC and RG&E announced plans to establish a joint nuclear operating company to be known as New York Nuclear Operating Company ("NYNOC"). NYNOC was envisioned to assume full responsibility for operation of all nuclear plants in New York. In 1997, NYPA, Con Edison, Niagara Mohawk and Rochester Gas and Electric Corporation, the four utilities operating nuclear generating facilities in New York State, executed a joint announcement which expressed their desire to move forward with plans to form NYNOC, and stated that the four utilities will initiate the steps to assure that NYNOC will have the necessary leadership, personnel and structure to operate the six nuclear units now operated independently by such utilities. The joint announcement also stated that during the transition phase, while necessary governmental approvals are sought, the utilities would continue with and add to the cooperative initiatives the companies have already begun. NYNOC, a limited liability company, would operate the six nuclear plants currently operated by the four entities to achieve economies of scale and increase cost effectiveness. The plants would continue to be owned, and the output of the plants marketed, by the respective owners of the plants. It is contemplated that NYNOC would become the operator under the plants' NRC operating licenses, while other aspects of the NRC licenses would remain with the owners of the plants. It is uncertain what effect Niagara Mohawk's participation in such an arrangement will have on LIPA; nor can LIPA predict the effect on such an arrangement of the auction proposal in the staff report.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

On or about June 15, 1998, NYSEG, one of the owners of the Nine Mile 2 Plant, commenced an action against NMPC (which is the operator of the Nine Mile 2 Plant) in Supreme Court of the State of New York, Tompkins County, demanding, among other things, judgment to: (i) enjoin NMPC from transferring operating responsibility of the Nine Mile 2 Plant to NYNOC; and (ii) declare that NMPC may not transfer its operational responsibility for the Nine Mile 2 Plant to NYNOC without NYSE&G's consent. LIPA can make no prediction as to the outcome of this litigation.

NMPC and NYSE&G have announced that they plan to pursue the sale of their nuclear assets including its interest in NMP2. LIPA is reviewing its rights and remedies under the agreements governing its 18% interest in NMP2. LIPA has not received an offer to purchase its 18% interest in NMP2 and is not pursuing a sale at this time.

On August 27, 1997, the PSC Staff ("Staff") issued a "Notice Soliciting Comments on Nuclear Generation" requesting comments and alternative approaches by interested parties on a "Staff Report on Nuclear Generation" ("Nuclear Report"). The Nuclear Report concludes that nuclear generation along with non-nuclear generation facilities, should be subject to the discipline of market-based pricing.

On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by the Nuclear Report and the comments received in response to it. In reviewing the Nuclear Report and parties' comments, the PSC: (a) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion; (b) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry;
(c) questioned PSC Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests; and, (d) indicated interest in the potential for the NYNOC to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generating proceeding or separately upon the filing of a formal NYNOC proposal. The proceeding is expected to be completed in 1999.

The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry ("Policy Statement") in 1997. The Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety and reserves to the NRC the right, in highly unusual situations where adequate protection of public health and safety would be compromised, to consider imposing joint and several liability on minority co-owners when one or more co-owners have defaulted on their contractual obligations. On December 28, 1998, the NRC announced commencement of a rulemaking proceeding initiated by a group of utilities which are non-operating joint owners of nuclear plants. These utilities request that the enforcement provisions of the NRC regulations be amended to clarify NRC policy regarding the potential liability of joint owners if other joint owners become financially incapable of bearing their share of the burden for safe operation or decommissioning of a nuclear power plant. On March 22, 1999, the Authority filed comments in support of the rule proposed by the group of utilities. In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. LIPA is unable to predict how such increased stringency may affect the results of operations or financial condition of the Nine Mile 2 Plant.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

On July 5, 1998, the Nine Mile 2 Plant completed its sixth refueling outage, which commenced on May 2, 1998. It is scheduled to commence its seventh refueling outage in March 2000.

Radioactive Waste

NMPC has contracted with the U.S. Department of Energy ("DOE") for disposal of high-level radioactive waste ("spent fuel") from the Nine Mile 2 Plant. Despite a court order reaffirming the DOE's obligation to accept spent nuclear fuel by January 31, 1998, the DOE has forecasted the start of operations of its high-level radioactive waste repository to be no earlier than 2010. LIPA has been advised by NMPC that the Nine Mile 2 Plant spent fuel storage pool has a capacity for spent fuel that is adequate until 2012. If DOE schedule slippage should occur, the storage for NMP2 spent fuel, either at the plant or some alternative location, may be required.

Nuclear Plant Insurance

NMPC procures public liability and property insurance for NMP2, and LIPA reimburses NMPC for its 18% share of those costs.

The Price-Anderson Amendments Act mandates that nuclear power secure financial protection in the event of a nuclear accident. This protection must consist of two levels. The primary level provides liability insurance coverage of $200 million (the maximum amount available) in the event of a nuclear accident. If claims exceed that amount, a second level of protection is provided through a retrospective assessment of all licensed operating reactors. Currently, this "secondary financial protection" subjects each of the 108 presently licensed nuclear reactors in the United States to a retrospective assessment of up to $88.1 million for each nuclear incident, payable at a rate not to exceed $10 million per year. LIPA's interest in NMP2 could expose it to a maximum potential loss of $15.9 million, per incident, through assessments of up to $1.8 million per year in the event of a serious nuclear accident at NMP2 or another licensed U.S. commercial nuclear reactor. These assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims.

NMPC has also procured $500 million primary nuclear property insurance with the Nuclear Insurance Pools and approximately $2.3 billion of additional protection (including decontamination costs) in excess of the primary layer through Nuclear Electric Insurance Limited (NEIL). Each member of NEIL, including LIPA, is also subject to retrospective premium adjustments in the event losses exceed accumulated reserves. For its share of NMP2, LIPA could be assessed up to approximately $1.6 million per loss. This level of insurance is in excess of the NRC required minimum of $1.06 billion of coverage.

LIPA has obtained insurance coverage from NEIL for the extra expense incurred in purchasing replacement power during prolonged accidental outages. Under this program, should losses exceed the accumulated reserves of NEIL, each member, including LIPA, would be liable for its share of deficiency. LIPA's maximum liability per incident under the replacement power coverage, in the event of a deficiency, is approximately $700,000.

The NRC has notified all utilities operating nuclear power plants that they are required to inform the NRC of steps they are taking to see that computer systems will function properly by the year 2000. In connection therewith, each such utility was required to submit a written indication of, among other things, whether or not they are pursuing and continuing to pursue a plan to solve their Year 2000 issue, such as,

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

or similar to, that outlined in the publication Nuclear Utility Year 2000 Readiness published by the Nuclear Energy Institute and the Nuclear Utilities Software Management Group (the "NEI/NUSM Plan"). In addition, not later than July 1, 1999, each such utility must submit a written response confirming that its plant is Year 2000 ready, or if not ready, the utility must provide a status report of work remaining to be done. Niagara Mohawk submitted its required response indicating that it has pursued and is continuing a Year 2000 readiness program similar to that recommended in the NEI/NUSM Plan.

Note 7. Debt

Note Payable to the Authority

The debt of LIPA consists of certain debt assumed as of result of the Merger, titled Long-Term Debt, a Note payable to the Authority, and amounts due to the Authority for advances for the day-to-day operations of LIPA. The note payable to the Authority represents the proceeds from the sale of Authority bonds which were then transferred to LIPA in exchange for a promissory note. Such proceeds were used by LIPA to finance the Merger, and to refinance certain of the assumed debt as part of the Merger. The initial borrowing under this promissory note was approximately $6.7 billion. As of December 31, 1998, the balance owed to the Authority was approximately $5.4 billion. This promissory note transferred to the Authority all of LIPA's right, title and interest in and to the revenue it generates from the operation of the transmission and distribution system, including the right to collect and receive that revenue. Therefore, cash receipts from customers are collected by the Authority thereby reducing the note payable to the Authority. The note payable to the Authority bears interest at a rate equal to the weighted average interest rate on the bonds issued by the Authority, approximately 4.71% at December 31, 1998.

Bonds issued by the Authority provided the funds to loan to LIPA. The Authority bonds outstanding at December 31, 1998, consist of:

                                                                (in thousands)

Electric System General Revenue Bonds, Series A                  $ 3,449,528
Electric System General Revenue Bonds, Series B                    1,313,800
Electric System Subordinated Revenue Bonds, Series 1-6             1,500,000
Electric System Subordinated Revenue Bonds, Series 7                 250,000
Electric System Subordinated Revenue Bonds, Series 8
  (subseries A-H)                                                    218,300
                                                                 -----------
                                                                 $ 6,731,628
                                                                 ===========

Interest Rate Swaps

The Authority has entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain variable rate long-term debt of the Authority. At December 31, 1998, the Authority had interest rate swap agreements outstanding having a total notional amount of $150 million and $100 million, respectively. These agreements effectively change the Authority's interest rate exposure on its $250 million variable rate notes due 2025 to a fixed rate of 4.208 percent. The interest rate swap

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

agreements mature at the time the related notes mature with optional earlier termination at the Authority's discretion. The Authority is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Authority does not anticipate nonperformance by the counterparties.

Due to the Authority

All cash receipts from customers are collected by the Authority and are used to repay the Note Payable to the Authority. Operating expenditures of LIPA are paid by the Authority, and are recorded by LIPA as a loan-Due to the Authority. The balance at December 31, 1998, totaled approximately $927 million. The interest rate on this loan is equal to that on the Note Payable to the Authority.

Long Term Debt

Long Term Debt represents debt of LILCO assumed by LIPA as part of the Merger, and consisted of $1.186 billion of G&R bonds, which were defeased by LIPA immediately upon the closing of the Merger, debentures totaling $2.2 billion, and tax exempt debt of $916 million. As part of the Merger, KeySpan and LIPA executed Promissory Notes whereby KeySpan is obligated to LIPA for approximately $1.048 billion of the assumed debt (the "Promissory Notes"). KeySpan is also required to pay LIPA principal and interest on the Promissory Notes 30 days in advance of the date amounts are due to bond holders. At December 31, 1998, the balance of the Promissory Notes between KeySpan and LIPA totaled $1.045 billion of which $398 million will be collected in 1999.

The tax exempt debt assumed by LIPA were notes issued by LILCO to the New York State Research and Development Authority ("NYSERDA") to secure tax-exempt Industrial Development Revenue Bonds, Pollution Control Revenue Bonds ("PCRBs"), and Electric Facilities Revenue Bonds ("EFRBs") issued by NYSERDA.

Letters of Credit

The 1995, 1994 and 1993 EFRBs and the 1985 PCRBs are supported by letters of credit pursuant to which a letter of credit bank has agreed to pay the principal, interest and premium, if applicable, in the aggregate, up to $326 million in the event of default. Subsequent to December 31, 1998, EFRBs and PCRBs were converted to fixed rate securities and LIPA cancelled the letters of credit.

Bond Defeasance/Refundings

A portion of the proceeds of the Authority's Electric System General Revenue Bonds and Subordinated Bonds (which includes fixed and variable rate debt) were used to refund all the General and Refunding Bonds, certain Debentures and certain NYSERDA Notes issued by LILCO that were assumed by LIPA as a result of the Merger. The purpose of these refundings was to achieve debt service savings.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

General and Refunding Bonds

On May 29, 1998, LIPA refunded all the G&R Bonds totaling $1.186 billion by depositing $1.190 billion in an irrevocable escrow deposit account to be invested in the direct obligations of the United States of America. The maturing principal of and interest on these obligations were sufficient to pay the principal and interest on the G&R Bonds which were redeemed on June 29, 1998.

The Authority will realize gross debt service savings from this refunding of approximately $588 million over the life of the bonds. The refunding produced an economic gain (the present value of the debt service savings) of approximately $576 million.

Debentures

In October 1998, LIPA commenced a tender offer for its 7.30% Debentures Due 2000, 6.25% Debentures Due 2001, 7.05% Debentures Due 2003, 7.00% Debentures Due 2004, 7.125% Debentures Due 2005 and 9.00% Debentures Due 2022 (collectively, the "Debentures"). The tender offers for the Debentures expired in November, and LIPA purchased an aggregate principal amount of Debentures including accrued interest in the amount of $1.13 billion pursuant to the tender offers. Payment for Debentures purchased pursuant to the tender offers was made from the sale of $1.31 billion Electric System General Revenue Bonds, Series 1998B (the "Refinancing Bonds") of the Authority which closed in November. Under the terms of the financing agreement dated as of May 1, 1998, between LIPA and the Authority, a portion of the proceeds from the sale of the Refinancing Bonds were advanced to LIPA to fund payment for the tendered Debentures.

In October 1998, LIPA sent a notice of redemption to the holders of its 7.50% Debentures Due 2007 calling for redemption in November of all such debentures at a redemption price equal to 103.54% of the $142 million aggregate principal amount outstanding. In addition, LIPA sent a notice of redemption to the holders of its 8.90% Debentures Due 2019 calling for redemption in November of all such debentures at a redemption price equal to 105.94% of the $420 million aggregate principal amount outstanding.

As a result of the refundings described above, the Authority will realize gross debt service savings of approximately $547 million over the life of the bonds. The refunding produced an economic gain (the present value of the debt service savings) of approximately $376 million.

NYSERDAs

The Authority deposited $379 million in an irrevocable escrow deposit account to be invested in the direct obligations of the United States of America. The maturing Principal of and interest on such securities will be sufficient to pay the principal, interest and applicable call premium on the following issues of NYSERDA Notes: $11.9 million Series 1985A, $50 million Series 1989A, $15 million Series 1989B, $26 million Series 1990A, $73 million Series 1991A, $50 million Series 1992A, $36.5 million Series 1992B, $50 million Series 1992C and $22 million Series 1992D, (collectively, the "Refunded NYSERDA Notes").

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

As a result of the refunding and the deposit with the Escrow Agent, the Refunded NYSERDA Notes are deemed to have been paid, and they cease to be a liability of LIPA. Accordingly, the Refunded NYSERDA Notes (and the related deposit with the Escrow Agent) are excluded from the Balance Sheet. The Authority will realize gross debt service savings from this refunding of approximately $287 million over the life of the bonds. The refunding produced an economic gain (the present value of the debt service savings) of approximately $66 million.

In November 1998, LIPA sent a notice of redemption to the holders of its 1982 NYSERDA Notes calling for redemption in December of all such NYSERDA notes at a redemption price equal to the $17.2 million aggregate principal amount outstanding.

The Authority will realize gross debt service savings from the refunding of approximately $14.9 million over the life of the bonds. The refunding produced an economic gain (the present value of the debt service savings) of approximately $6.5 million.

Deferred Amortization

A debt refinancing charge of $61.9 million resulted from the transactions described above primarily because of the difference between the amounts paid for refundings, including amounts deposited with the Escrow Agent, and the carrying amount of the G&R Bonds, Debentures and NYSERDA Notes. In accordance with the provisions of GASB No. 23, the $61.9 million has been deferred and is shown in the Balance Sheet as Deferred Amortization within long term debt and is being amortized.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Fair Values of Long-term Debt

                                                      (In thousands of dollars)

                                           LIPA                LILCO
                                       ------------    ------------------------
                                       December 31,     March 31,  December 31,
Fair Value                                 1998           1998         1996
                                       ------------    ----------  ------------
General and Refunding Bonds            $       --      $1,288,470  $  1,571,745
Debentures                                  745,822     2,407,178     2,271,095
NYSERDA Notes                               536,401       987,646       950,758
                                       ------------    ----------  ------------
Total                                  $  1,282,223    $4,683,294  $  4,793,598
                                       ============    ==========  ============

                                                      (in thousands of dollars)
                                       December 31,     March 31,  December 31,
Carrying Amount                            1998           1998         1996
                                       ------------    ----------  ------------
General and Refunding Bonds            $       --      $1,286,000  $  1,536,000
Debentures                                  725,811     2,270,000     2,270,000
NYSERDA Notes                               510,600       940,555       916,675
                                       ------------    ----------  ------------
Total                                  $  1,236,411    $4,496,555  $  4,722,675
                                       ============    ==========  ============

Debt Maturity Schedule

The total long-term debt maturity in each of the next five years ending December 31 is as follows: 1999, $398 million; 2000, $1.3 million; 2001, $9.4 million;
2002, $3.5 million; and 2003, $9.4 million.

Note 8. Capital Stock

Common Stock

LIPA has 1 share of $1 par value common stock authorized, issued and outstanding. All such shares are held by the Authority. LILCO had 150,000,000 shares of authorized common stock, of which 121,727,040 were issued and 46,281 shares were held in Treasury at March 31, 1998.

Preferred Stock

LILCO had 7,000,000 authorized shares, cumulative preferred stock, par value $100 per share and 30,000,000 authorized shares, cumulative preferred stock, par value $25 per share. Dividends on preferred stock were paid in preference to dividends on common stock or any other stock ranking junior to preferred stock.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Preferred Stock Subject to Mandatory Redemption

The aggregate fair value of LILCO's redeemable preferred stock with mandatory redemptions at March 31, 1998 and December 31, 1996 amounted to approximately $675, and $637 million, respectively, compared to carrying amounts of $639, and $640 million, respectively.

Note 9. Federal Income Tax

As a wholly-owned subsidiary of the Authority, LIPA is exempt from Federal, state and local income taxes. Accordingly, adjustments were made by LIPA on May 28, 1998, to eliminate from the financial statements, deferred tax assets and liabilities, and, the results of operations for the period May 29, 1998 through December 31, 1998, do not include a provision for income taxes. The significant components of LILCO's deferred tax assets and liabilities calculated under the provisions of SFAS No. 109, "Accounting for Income Taxes," were as follows:

                                                   March 31,       December 31,
                                                     1998              1996
                                                   ---------       ------------
Deferred Tax Assets
Net operating loss carryforwards                  $     --          $  145,205
Reserves not currently deductible                     39,667            58,981
Tax depreciable basis in excess of book               10,559            34,314
Excess credits                                        24,858            27,700
Credit carryforwards                                  40,318           135,902
Other                                                261,729           186,907
                                                  ----------        ----------
        Total Deferred Tax Assets                 $  377,131        $  589,009
                                                  ==========        ==========
Deferred Tax Liabilities
1989 Settlement                                   $2,169,909        $2,163,239
Accelerated depreciation                             650,562           642,702
Call premiums                                         38,698            44,846
Rate case deferrals                                      564             2,127
Other                                                 56,762            33,496
                                                  ----------        ----------
        Total Deferred Tax Liabilities             2,916,495         2,886,410
                                                  ----------        ----------
        Net Deferred Tax Liability                $2,539,364        $2,297,401
                                                  ==========        ==========

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

SFAS No. 109 requires utilities to establish regulatory assets and liabilities for the portion of its deferred tax assets and liabilities that have not yet been recognized for ratemaking purposes. The major components of these regulatory assets and liabilities were as follows:

                                                     March 31,    December 31,
                                                       1998           1996
                                                       ----           ----
Regulatory Assets
1989 Settlement                                     $ 1,652,412    $ 1,660,871
Plant items                                             100,661        125,976
Other                                                   (15,141)       (14,069)
                                                    -----------    -----------
        Total Regulatory Assets                     $ 1,737,932    $ 1,772,778
                                                    ===========    ===========
Regulatory Liabilities
Carryforward credits                                $    38,720    $    68,421
Other                                                    40,193         34,466
                                                    -----------    -----------
        Total Regulatory Liabilities                $    78,913    $   102,887
                                                    ===========    ===========

The federal income tax amounts included in Statement of Operations differ from the amounts which result from applying the statutory federal income tax rate to income before income tax.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

The table below sets forth the reasons for such differences.

                                                       (In thousands of dollars)

                                                                        Three Months
                                                          Year Ended       Ended       Year Ended
                                        April 1, 1998 -    March 31,      March 31,    December 31,
                                        May 28, 1998         1998           1997          1996
                                        --------------   ------------   ------------   ------------
Income before federal income tax             $ 8,148       $594,893       $143,910      $525,721
Statutory federal income tax rate                 35%            35%           35%           35%
                                            --------       --------       --------      --------
Statutory federal income tax                   2,852        208,213        50,369        184,002
Additions (reductions) in federal
   income tax
Excess of book over tax depreciation           2,859         17,912         4,356         18,339
1989 Settlement                                  666          4,212         1,053          4,212
Interest capitalized                             570          2,962           588          2,270
Tax credits                                   (3,656)        (2,464)         (940)        (4,383)
Tax rate change amortization                    --            2,223           815          3,686
Net Gain on KeySpan Transaction                4,863           --            --             --
Allowance for funds used
   during construction                          (370)        (2,953)         (583)        (2,305)
Other items                                    1,761          2,549           555          3,436
                                            --------       --------       --------      --------
        Total Federal Income Tax Expense    $  9,545       $232,654       $ 56,213      $209,257
                                            ========       ========       ========      ========
        Effective Federal Income Tax Rate     117.1%          39.1%          39.1%         39.8%
                                            ========       ========       ========      ========

LILCO had tax credit carryforwards of approximately $189 million at March 31, 1998. The carryforward credits were comprised of investment tax credits ("ITC") carryforwards, net of the 35% reduction required by the Tax Reform Act of 1986, totaling approximately $30 million, research and development ("R&D") credits totaling approximately $9 million, and alternative minimum tax ("AMT") credits of approximately $150 million.

In May 1998, as a result of the Merger, LILCO recognized a net federal income tax liability of approximately $70 million, after the utilization of all of the company's ITC and R&D credit carryforwards of approximately $39 million and the utilization of AMT credits of approximately $16 million.

In May 1998, LILCO reached a final settlement with the Internal Revenue Service on its federal income tax returns for the years 1981 through 1989. The settlement provided for the payment of taxes and

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

interest of approximately $9 million and $35 million, respectively, which LILCO paid. LILCO had previously provided reserves adequate to pay such taxes and interest.

Note 10. Retirement Benefit Plans

LILCO

Pension Plans

LILCO maintained a defined benefit pension plan which covered substantially all employees (Primary Plan), a supplemental plan which covered officers and certain key executives (Supplemental Plan) and a retirement plan which covered the Board of Directors (Directors' Plan). LILCO also maintained 401(k) plans for its union and non-union employees to which it did not contribute.

Primary Plan

LILCO's funding policy was to contribute annually to the Primary Plan a minimum amount consistent with the requirements of the Employees Retirement Income Security Act of 1974, plus such additional amounts, if any, as LILCO determined to be appropriate. Pension benefits were based upon years of participation in the Primary Plan and compensation.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

The Primary Plan's funded status and amounts recognized on the Balance Sheet at March 31, 1998 and December 31, 1996 were as follows:

                                                        March 31,   December 31,
                                                           1998        1996
                                                           ----        ----
Actuarial present value of benefit obligation
   Vested benefits                                      $ 661,075     $ 547,002
   Nonvested benefits                                      59,268        55,157
                                                        ---------     ---------
        Accumulated Benefit Obligation                  $ 720,343     $ 602,159
                                                        ---------     ---------
   Plan assets at fair value                            $ 919,100     $ 746,400
   Actuarial present value of projected benefit
      obligation                                          825,159       689,661
                                                        ---------     ---------
   Projected benefit obligation less than
      plan assets                                          93,941        56,739
   Unrecognized net obligation                             62,652        71,085
   Unrecognized net gain                                 (163,034)     (123,759)
                                                        ---------     ---------
        Net (Accrued) Prepaid Pension Cost              $  (6,441)    $   4,065
                                                        =========     =========

The increase in the present value of the accrued benefit at March 31, 1998, compared to December 31, 1996, was due to the change in the discount rate from 7.25% to 7.00% and the use of updated actuarial assumptions relating to mortality.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Periodic pension cost for the Primary Plan and the significant assumptions consisted of the following:

                                                                   (In thousands of dollars)
                                                                 Three Months
                                                     Year Ended      Ended      Year Ended
                                   April 1, 1998 -    March 31,    March 31,    December 31,
                                   May 28, 1998         1998         1997          1996
                                   ------------         ----         ----          ----
Service cost - benefits
   earned during the period           $  3,447      $  21,114      $  4,645      $ 17,384
Interest cost on projected benefits
   obligation and service cost           9,162         56,379        12,494        47,927
Actual return on plan assets           (10,378)      (200,025)       (3,694)      (81,165)
Net amortization and deferral              263        151,438        (9,446)       33,541
                                      --------      ---------      --------      --------
        Net Periodic Pension Cost     $  2,494      $  28,906      $  3,999      $ 17,687
                                      ========      =========      ========      ========

                                      May 28,  March 31,  March 31, December 31,
                                       1998      1998       1997       1996
                                       ----      ----       ----       ----
Discount rate for obligation           7.00%     7.00%      7.00%      7.25%
Discount rate for expense              7.00%     7.00%      7.25%      7.25%
Rate of future compensation increases  4.50%     4.50%      5.00%      5.00%
Long-term rate of return on assets     8.50%     8.50%      7.50%      7.50%

The Primary Plan assets at fair value included cash, cash equivalents, group annuity contracts, bonds and equity securities.

In 1993, the PSC issued an Order which addressed the accounting and ratemaking treatment of pension costs in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Under the Order, LILCO was required to recognize any deferred net gains or losses over a ten-year period rather than using the corridor approach method. LILCO believed that this method of accounting for financial reporting purposes resulted in a better matching of revenues and LILCO's pension cost. LILCO deferred the differences between pension rate allowances and pension expense under the Order. In addition, the PSC required LILCO to measure and pay a carrying charge on amounts in excess of the pension rate allowance and the annual pension contributions contributed into the pension fund.

In addition, effective December 1, 1997, LILCO deferred the difference between the sum of gas pension and gas postretirement benefit costs other than pension and the amounts provided for in rates, to the extent that such differences were in excess of or below three percent of LILCO's pretax net income from gas operations. Such excess was transferred to a gas balancing account.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Supplemental Plan

The Supplemental Plan provided supplemental death and retirement benefits for officers and other key executives without contribution by those employees. The Supplemental Plan was a non-qualified plan under the Internal Revenue Code. For the year ended March 31, 1998, LILCO recorded a charge of approximately $31 million relating to certain benefits earned by its officers relating to the termination of their annuity benefits earned through the supplemental retirement plan and other executive retirement benefits. These charges, the cost of which were borne by LILCO's shareowners, resulted from provisions of the officers' employment contracts, including employment contract of LILCO's Chairman, and the pending transactions with LIPA and KeySpan which affected the timing of when these costs were recorded. The provision for plan benefits totaled approximately $200,000 for the period April 1, 1998 through May 28, 1998, $700,000 for the three months ended March 31, 1997 and $2.7 million for the year ended December 31, 1996.

Directors' Plan

The Directors' Plan provided benefits to directors who were not officers of LILCO. Directors who had served in the capacity for more than five years qualified as participants under the plan. The Directors' Plan was a non-qualified plan under the Internal Revenue Code. The provision for retirement benefits, which were unfunded, totaled approximately $245,000 for the period April 1, 1998 through May 28, 1998, $132,000 for the year ended March 31, 1998, $34,000 for the three months ended March 31, 1997 and $127,000 for the year ended December 31, 1996.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, LILCO provided certain medical and life insurance benefits to retired employees. Substantially all of LILCO's employees became eligible for such benefits if they had reached retirement age after working for LILCO for a minimum of five years. These and similar benefits for active employees were provided by LILCO or by insurance companies whose premiums are based on the benefits paid during the year. Effective January 1, 1993, LILCO adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which required LILCO to recognize the expected cost of providing postretirement benefits when employee services were rendered rather than when paid. As a result, LILCO, in 1993, recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of approximately $376 million.

The PSC required LILCO to defer as a regulatory asset the difference between postretirement benefit expense recorded for accounting purposes in accordance with SFAS No. 106 and the postretirement benefit expense reflected in rates. The ongoing annual postretirement benefit expense was phased into and fully reflected in rates which began December 1, 1996, with the accumulated regulatory asset to be recovered in rates over a 15-year period, beginning December 1, 1997. In addition, LILCO was required to recognize any deferred net gains or losses over a ten-year period.

In addition, effective December 1, 1997, LILCO deferred the difference between the sum of gas pension and gas postretirement benefit costs other than pension and the amounts provided for through rates, to the extent that such differences were in excess of or below three percent of LILCO's pretax net income from gas operations. Such excess was transferred to a gas balancing account.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

In 1994, LILCO maintained Voluntary Employee's Beneficiary Association trusts for union and non-union employees for the funding of incremental costs collected in rates for postretirement benefits. LILCO funded the trusts with approximately $21 million for the year ended March 31, 1998, $5 million for the three months ended March 31, 1997 and $18 million for the year ended December 31, 1996. In May 1998, LILCO contributed an additional $250 million into the trusts, representing obligations related to the electric business unit employees. LILCO secured a bridge loan to fund these trusts.

Accumulated postretirement benefit obligation other than pensions at March 31, 1998, and December 31, 1996 was as follows:

                                                      (In thousands of dollars)
                                                   March 31,       December 31,
                                                      1998            1996
                                                   --------        ------------
Retirees                                            $ 157,380      $ 156,181
Fully eligible plan participants                       60,711         56,950
Other active plan participants                        140,850        152,627
                                                    ---------      ---------
Accumulated postretirement benefit obligation         358,941        365,758
Plan assets                                           108,165         74,692
                                                    ---------      ---------
Accumulated postretirement benefit obligation
   in excess of plan assets                           250,776        291,066
Unrecognized prior service costs                         (175)          (188)
Unrecognized net gain                                 102,346         75,309
                                                    ---------      ---------
Accrued Postretirement Benefit Cost                 $ 352,947      $ 366,187
                                                    =========      =========

At March 31, 1998, and December 31, 1996 the Plan assets, which were recorded at fair value, included cash and cash equivalents, fixed income investments and approximately $100,000 of listed equity securities of LILCO.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Periodic postretirement benefit cost other than pensions and the significant assumptions of LILCO consisted of the following:

                                                                       (In thousands of dollars)
                                                                  Three Months
                                                    Year Ended        Ended          Year Ended
                                   April 1, 1998 -  March 31,       March 31,       December 31,
                                    May 28, 1998       1998           1997              1996
                                   ---------------  -----------  --------------     ------------
Service cost - benefits
   earned during the period           $ 1,566        $ 12,204        $ 2,821        $ 10,690
Interest cost on projected benefits
   obligation and service cost          3,989          27,328          6,642          25,030
Actual return on plan assets           (1,900)         (6,632)          (591)         (3,046)
Net amortization and deferral          (1,843)        (10,000)        (3,446)        (12,175)
                                      -------        --------        -------        --------

        Net Periodic Pension Cost     $ 1,812        $ 22,900        $ 5,426        $ 20,499
                                      =======        ========        =======        ========

                                       April 1, 1998 -     March 31,   March 31,     December 31,
                                         May 28, 1998       1998         1997           1996
                                         ------------       ----         ----           ----
Discount rate for obligation                7.00%           7.00%        7.00%          7.25%
Discount rate for expense                   7.00%           7.00%        7.25%          7.25%
Rate of future compensation increases       4.50%           4.50%        5.00%          5.00%
Long-term rate of return on assets          8.50%           8.50%        7.50%          7.50%

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

The actuarial assumptions used for postretirement benefit plans of LILCO were:

                                                                         (In millions of dollars)
                                            April 1, 1998 -    March 31,   March 31,  December 31,
                                             May 28, 1998         1998        1997      1996
                                             ------------         ----        ----      ----
Health care cost trend                        5.00%(a)         5.00%(a)    8.00%(b)     8.00%(b)
Effect of one percent increase in health
   care cost trend rate:
On cost components                          $     1           $    7       $    1      $    5
On accumulated benefit obligation           $    43           $   42       $   59      $   43

(a) Per year indefinitely
(b) Gradually declining to 6.0% in 2001 and thereafter.

Note 11. The Class Settlement

The Class Settlement, which became effective in June 1989, resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuit, which the Class Settlement resolved, had alleged that LILCO made inadequate disclosures before the PSC concerning the construction and completion of nuclear generating facilities.

The Class Settlement continues to provide the electric rate payers with rate reductions which will total $390 million over a ten-year period which began on June 1, 1990. As of December 31, 1998, the remaining rate reductions, which are being reflected as adjustments to customer's bills, total approximately $85 million and consists of approximately $25 million for the five-month period beginning January 1, 1999 and $60 million for the 12-month period beginning June 1, 1999. Such reductions to LIPA's customer's are reimbursed by KeySpan, in accordance with the Merger Agreement.

Note 12. The 1989 Settlement

In February 1989, LILCO and the State of New York entered into the 1989 Settlement resolving certain issues relating to LILCO and provided for the transfer of Shoreham to the Authority. The Settlement also included provisions for the decommissioning of Shoreham and the recovery by the Authority of the costs of decommissioning from LILCO, and in turn the recovery of those costs by LILCO from customers. In February 1992, LILCO transferred ownership of Shoreham to the Authority. In May 1995, the NRC terminated the Authority's possession-only license for Shoreham which signified the NRC's approval that decommissioning was complete and that the site was suitable for unrestricted use.

Upon the effectiveness of the 1989 Settlement, in June 1989, LILCO recorded the FRA on its Balance Sheet and the retirement of its investment of approximately $4.2 billion, principally in Shoreham.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Pursuant to the 1989 Settlement, LILCO was required to reimburse the Authority for all of its costs associated with the decommissioning of Shoreham. The PSC had determined that all costs associated with Shoreham which were prudently incurred by LILCO subsequent to the effectiveness of the 1989 Settlement were decommissioning costs. The RMA provided for the recovery of such costs through electric rates over the balance of a forty-year period ending 2029. At March 31, 1998, Shoreham post-settlement costs totaled approximately $1.2 billion, consisting of $587 million of property taxes and PILOTS, and $568 million of decommissioning costs, fuel disposal costs and all other costs incurred at Shoreham after June 30, 1989.

Note 13. Commitments and Contingencies

Legal Proceedings

Shoreham Tax Matters

Through November 1992, Suffolk County and the following Suffolk County political subdivisions (collectively, the "Suffolk Taxing Jurisdictions"), the Town of Brookhaven, Shoreham-Wading River Central School District, Wading River Fire District and the Shoreham-Wading River Library District (which was succeeded by the North Shore Library District), levied and received real estate taxes from LILCO on the Shoreham plant. When the Authority acquired the Shoreham plant in February 1992, it was obligated pursuant to the LIPA Act to make PILOTs on the Shoreham plant beginning in December 1992. As part of the agreement between LILCO and the Authority providing for the transfer of Shoreham to the Authority, LILCO agreed to fund these payments. Prior to the Merger, LILCO charged rates sufficient to make these payments to the Authority. Both LILCO and the Authority contested the assessments, claiming the Shoreham plant was overassessed. To date, the Authority has made such payments, in whole or in part, pursuant to interim PILOT agreements and collected the costs thereof pursuant to the PILOTs rider which is part of LIPA's rates.

On March 26, 1997, a judgment was entered in the Supreme Court, State of New York, Suffolk County, on behalf of LILCO against the Suffolk Taxing Jurisdictions ordering them to refund to LILCO property tax overpayments (resulting from over-assessments of Shoreham) in an amount exceeding $868 million, including interest as of the date of the judgement. In addition, the judgment provides for the payment of post-judgment interest (the "Shoreham Property Tax Litigation"). The Court also determined that the Shoreham plant had a value of nearly zero during the period the Authority has owned Shoreham. This judgment was unanimously affirmed by the Appellate Division of the State of New York on July 13, 1998. Certain of the Suffolk Taxing Jurisdictions sought to appeal this judgment to the New York State Court of Appeals. Their applications were unanimously denied by the Appellate Division. New applications for leave to appeal were made to the Court of Appeals. On January 19, 1999, the Court of Appeals denied the motions. There is no further review in the New York State court system.

The Authority had proposed a settlement agreement with the Suffolk Taxing Jurisdictions and Nassau County. The proposed settlement agreement would, among other things, cause the Authority: (i) not to enforce the judgment in favor of LILCO; and (ii) not to make any claim for a refund of what the

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Authority believes is an overpayment of PILOT's, in exchange for the payment by the Suffolk Taxing Jurisdictions to the Authority of $625 million.

On February 1, 1999, a lawsuit was filed in the Supreme Court of the State of New York, Nassau County, by the Association for a Better Long Island against the Authority and LIPA. This lawsuit seeks: (i) to require the Authority to collect the full amount of the judgment obtained by the Authority in the Shoreham Property Tax Litigation as well as certain overpaid PILOTs; and (ii) to declare that the offer of the Authority to settle the Shoreham Property Tax Litigation is void and legally unenforceable. No assurance can be given as to the method, amount (if any) or timing of any recovery by the Authority related to the Shoreham Property Tax Litigation.

The proposed settlement agreement with the Suffolk Taxing Jurisdictions was not accepted and on March 1, 1999, the Authority withdrew its offer to settle the Shoreham Property Tax Litigation including claims related to the Authority's overpayment of PILOTs on the Shoreham plant for $625 million and indicated that any settlement would have to be at a higher amount. On that date, the Authority also demanded that the Suffolk Taxing Jurisdictions pay refunds of real estate taxes in the amount of approximately $784 million consisting of: (i) refunds and interest due as of the entry of the judgment on March 26, 1997, for the period from and after January 15, 1987, (the effective date of the LIPA Act), of approximately $675 million; and (ii) accrued post-judgment interest in the amount of approximately $109 million. Post-judgment interest will continue to accrue until the judgment is satisfied.

On September 15, 1998, Suffolk County filed an action against the Authority in the Supreme Court of the State of New York, Suffolk County seeking to enjoin the Authority from recovering tax refunds based upon the over-assessment of the Shoreham nuclear plant. The action claims that the Authority does not have the right to recover property taxes previously assessed against LILCO for tax years 1984-1985 through 1991-1992. On March 19, 1999, the Court ruled that the Authority was not entitled to collect any refund of property taxes assessed against the Shoreham plant. In addition, the court stated that the Authority has a duty to discontinue and abandon all proceedings which seek the repayment of all or part of the taxes assessed against the Shoreham plant. The Authority intends to appeal this decision. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition. Further, the court stated that under a ruling of the State Court of Appeals, the Authority is not prohibited from seeking refunds of PILOTs paid on over-assessments of the Shoreham plant.

The New York State Court of Appeals in a separate case has ruled that the Act does not prohibit the Authority from seeking refunds plus interest if it has overpaid PILOTs based on an over-assessment of Shoreham. The Authority has made PILOT payments of approximately $345 million which it believes were based on such an over-assessment. On February 24, 1999, the Authority filed an action against the Suffolk Taxing Jurisdictions in the Supreme Court of the State of New York, Nassau County seeking a judgment in an amount equal to the total amount of PILOTs overpaid by the Authority, plus interest.

On March 23, 1999, the Shoreham Wading River Central School District filed an action against the Authority in the Supreme Court of the State of New York, County of Nassau seeking an order directing the Authority to pay approximately $6.4 million of PILOTs which the plaintiff alleges are due and owing and approximately $24.6 million of PILOTs which the plaintiff alleges is the cumulative deficiency as of

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

June 1, 1998. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition.

Merger Matters

LIPA has been named as a nominal defendant in a derivative suit pending in the United States District Court for the Eastern District of New York entitled Sylvester v. Catacosinos, et al. A motion to dismiss on behalf of LIPA was filed on September 23, 1998 and argued on January 28, 1999. In addition, LIPA has been named as a defendant in an action brought by the County of Suffolk that is pending in New York State Supreme Court, Suffolk County, entitled County of Suffolk v. KeySpan et al. The response date has been postponed until such time as it is determined whether the action will be consolidated with a class action pending in New York State Supreme Court, Nassau County, entitled In re KeySpan Corporation Shareholder Litigation. Former officers and directors of LILCO also have been named as defendants in each of these actions.

The complaints in the foregoing actions allege in substance that certain former officers of LILCO received excessive compensation which totaled approximately $67 million in connection with the closing of the Brooklyn Union merger with LILCO and with the Authority's acquisition of the common stock of LILCO. The Sylvester lawsuit seeks damages of an unspecified amount. The complaint brought by the County of Suffolk seeks to make the defendants pay restitution, or damages, of $67 million.

Because the cases are in an early state, at which no discovery has yet taken place, LIPA cannot express an opinion as to the likelihood of any liability. LIPA has notified KeySpan of its entitlement to indemnification pursuant to an indemnification agreement dated June 26, 1997 for any losses LIPA suffers as a result of these lawsuits. LIPA expects that KeySpan will honor the request for indemnification. LIPA also understands that the Attorney General of the State of New York is investigating the actions and statements of certain former officers of LILCO in connection with such compensation.

On September 28, 1998, Suffolk County and the Towns of Huntington and Babylon (collectively, the "Plaintiffs") brought a class action on behalf of themselves and all electric utility ratepayers in Suffolk County (the "Ratepayers") against the Authority, LIPA, KeySpan and others in the United States District Court for the Eastern District of New York entitled County of Suffolk et al. v. Long Island Power Authority, et al. (the "Huntington Lawsuit"). The Huntington Lawsuit alleges that (i) LIPA and the Authority failed to refund alleged capital gains directly to Ratepayers as a result of the Merger, unlawfully depriving Ratepayers of their property under federal and state constitutional provisions and (ii) LIPA failed to refund to Ratepayers certain deferred tax reserves carried on LILCO's books at the time of the Merger, unjustly enriching KeySpan.

Based on these allegations, Plaintiffs are seeking judgments, among other things: (i) awarding damages against KeySpan and LIPA for impairment of contract, breach of contract and conversion; and (ii) declaring that KeySpan holds the proceeds of the Merger attributable to the capital gains and the deferred tax reserve in trust for the benefit of the Ratepayers and ordering KeySpan to make a full accounting of such proceeds. LIPA believes that, although the recovery sought by Plaintiffs could be material in amount, any such recovery would not have a material financial impact on LIPA or its customers.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

In an action commenced on May 26, 1998 (Schulz et al. v. New York State Public Authorities Control Board et al., United States District Court, Northern District of New York), plaintiff's complaint, in several claims for relief, sought a judgment declaring, inter alia, the resolution of the PACB authorizing the Authority to issue bonds to be null and void on State and federal constitutional grounds and sought a temporary restraining order or preliminary injunction prohibiting and enjoining the issuance of bonds. On May 27, 1998, the District Court denied the plaintiff's request for a temporary restraining order or preliminary injunction and dismissed the plaintiff's action on the ground that the plaintiffs lack standing to assert the claims pleaded in the complaint. On February 8, 1999, the United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of the plaintiff's action.

On May 27, 1998, the Initiative for Competitive Energy (the "ICE") filed an action in the Supreme Court of the State of New York, County of Suffolk, against the Authority seeking, inter alia, an injunction enjoining the Authority from selling bonds "whose purpose is to finance the proposed Shoreham Property Tax Settlement, the Shoreham Rebates, Credits and Suffolk Surcharge." The action further requested a judgment declaring invalid and directing the rescission of the sale of such bonds. By decision dated October 7, 1998, the Supreme Court dismissed the complaint and ruled in favor of the Authority on all issues. On October 28, 1998, the ICE filed a notice of appeal.

In May 1995, eight participants of LILCO's Retirement Income Plan ("RIP") filed a lawsuit against LILCO, the RIP and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York. In January 1996, the Court ordered that this action be maintained as a class action. This proceeding arose in connection with the plaintiff's withdrawal, approximately 25 years ago, of contributions made to the RIP, thereby resulting in a reduction of their pension benefits. On January 7, 1999, a settlement agreement was filed with the Court providing for the payment of $7.75 million to the plaintiffs. The Authority would be responsible for approximately $5.4 million. The settlement is subject to judicial review. Amended settlement papers were filed on February 22, 1999 and a hearing date is scheduled for July 27, 1999.

In December 1997, Suffolk County brought a suit against the Authority and others in the Supreme Court of the State of New York seeking a judgment, among other things: (i) annulling and vacating the acceptance by the Authority of certain conditions contained in the July 1997 PACB resolution approving the Authority's acquisition of LILCO and related transactions; (ii) declaring that all or any actions taken by the Authority to implement or carry out the PACB conditions are null and void; and (iii) directing that the Authority take no further action to acquire the stock or assets of LILCO unless and until such acquisition has been approved by the PACB in the manner approved by law. A decision was rendered in March 1998 which held for the Authority on all substantive issues. Suffolk County filed a notice of appeal to the Appellate Division of the State of New York.

LIPA is involved in various legal proceedings which are routine litigation matters incidental to the conduct of its business. In the judgment of the Authority and LIPA, these matters will not individually or in the aggregate, have a material adverse effect on the financial position, results of operations or cash flows of LIPA.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Environmental

In connection with the Merger, KeySpan and LIPA entered into Liabilities Undertaking and Indemnification Agreements which, when taken together, provide, generally, that environmental liabilities will be divided between KeySpan and LIPA on the basis of whether they relate to assets transferred to KeySpan or retained by LIPA as part of the Merger. In addition, to clarify and supplement these agreements, KeySpan and LIPA also entered into an agreement to allocate between them certain liabilities, including environmental liabilities, arising from events occurring prior to the Merger and relating to the business and operations to be conducted by LIPA after the Merger (the "Retained Business") and to the business and operations to be conducted by KeySpan after the Merger (the "Transferred Business").

KeySpan is responsible for all liabilities arising from all manufactured gas plant operations ("MGP Sites"), including those currently or formerly operated by KeySpan or any of its predecessors, whether or not such MGP Sites related to the Transferred Business or the Retained Business. In addition, KeySpan is liable for all environmental liabilities traceable to the Transferred Business and certain scheduled environmental liabilities. Environmental liabilities that arise from the non-nuclear generating business may be recoverable by KeySpan as part of the capacity charge under the PSA. LIPA is responsible for all environmental liabilities traceable to the Retained Business and certain scheduled environmental liabilities.

Environmental liabilities that exist as of the date of the Merger that are untraceable, including untraceable liabilities that arise out of common and/or shared services have been allocated 53.6% to LIPA and 46.4% to KeySpan.

Environmental Matters Retained by LIPA

Long Island Sound Transmission Cables. The Connecticut Department of Environmental Protection ("DEP") and the DEC separately have issued Administrative Consent Orders ("ACOs") in connection with releases of insulating fluid from an electric transmission cable system located under the Long Island Sound. The ACOs require the submission of a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement, and environmental impacts associated with prior leaks of fluid into the Long Island Sound. Compliance activities associated with the ACOs are ongoing.

Simazine. Simazine is a commercially available herbicide manufactured by Novartis that was used by LILCO as a defoliant until 1993 under the direction of a New York State Certified Pesticide Applicator. Simazine contamination was found in groundwater at one of the LIPA substations in 1997. LIPA is working cooperatively with the Suffolk County Department of Health, the DEC and Novartis to conduct studies and monitoring activities in connection with the presence of this herbicide. The liability, if any, resulting from the use of this herbicide cannot yet be determined. However, LIPA does not believe that it will have a material adverse effect on its financial position, cash flows, or results of operations.

Superfund Sites

Under Section 107(a) of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA", also commonly referred to as the "Superfund Legislation"), parties who

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

generated or arranged for disposal of hazardous substances are liable for costs incurred by the EPA in responding to a release or threat of release of the hazardous substances.

Metal Bank. In December 1997, the EPA issued its Record of Decision ("ROD"), in connection with the remediation of a licensed disposal site located in Philadelphia, Pennsylvania, and operated by Metal Bank of America. In the ROD, the EPA estimated that the present worth cost of the selected remedy for the site is $17.3 million. In June 1998, the EPA issued a unilateral administrative order to 13 PRPs, including LIPA, for the remedial design and for remedial action at the site. LIPA can not predict with reasonable certainty the actual cost of the selected remedy, who will implement the remedy, or the cost, if any, to LIPA. Under a PRP participation agreement, LIPA is responsible for 7.95% of the costs associated with implementing the remedy. LIPA has recorded a liability of $1.6 million representing its estimated share of the additional cost to remediate this site.

PCB Treatment Inc. LILCO has also been named a PRP for disposal sites in Kansas City, Kansas and Kansas City, Missouri. The two sites were used by a company named PCB Treatment, Inc. from 1982 until 1987 for the storage, processing, and treatment of electric equipment, oils and other materials containing PCBs. According to the EPA, the buildings and certain soil areas outside the buildings are contaminated with PCBs. Certain of the PRPs, including LILCO and several other utilities, formed a group, signed a consent order, and have developed a work plan for investigating environmental conditions at the site. The EPA provided LILCO with documents indicating that LILCO was responsible for less than 1% of the materials that were shipped to this site. LIPA is currently unable to determine its share of the cost to remediate these sites.

Environmental Matters Which May Be Recoverable From LIPA By KeySpan Through The PSA

Asharoken. In March 1996, the Village of Asharoken (the "Village") filed a lawsuit against LILCO in the New York Supreme Court, Suffolk County (Incorporated Village of Asharoken, New York, et al. v. Long Island Lighting Company). The Village is seeking monetary damages and injunctive relief based upon theories of negligence, gross negligence and nuisance in connection with the LILCO design and construction of the Northport Power Plant which the Village alleges upset the littoral drift, thereby causing beach erosion. In November 1996, the court decided LILCO's motion to dismiss the lawsuit, dismissing two of the three causes of action. The court limited monetary damages on the surviving continuous nuisance claim to three years prior to the commencement of the action. The liability, if any, resulting from this proceeding cannot yet be determined. However, LIPA does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

Environmental Matters Which Are Currently Untraceable For Which LIPA Could Have Responsibility

Other Superfund Sites. In connection with a lawsuit filed against LILCO and nine other PRPs by the Town of Oyster Bay for indemnification for remediation and investigation costs for a federal Superfund site in Syosset, New York, a settlement agreement has been reached and is subject to court approval. If approved, the settlement would not have a material adverse effect on LIPA's financial position, cash flows or results of operations. In addition, LILCO was notified by the Attorney General of the State of New York that it may be responsible for the disposal of wastes and/or for the generation of hazardous substances that may have been disposed of at the Blydenburgh Superfund site. LILCO conducted a

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

search of its corporate records and did not locate any documents concerning waste disposal practices associated with this landfill. Based on current information, LIPA does not believe that this proceeding will have a material adverse effect on its financial position, cash flows or results of operations.

DEC has notified LILCO, pursuant to the New York State superfund program, that LIPA may be responsible for the disposal of hazardous substances at the Huntington/East Northport Site, a municipal landfill property. The DEC investigation is in its preliminary stages, and LIPA is currently unable to determine its share, if any, of the costs to investigate and remediate this site.

Other Matters

As a result of the Merger, LIPA has assumed contracts with numerous Independent Power Producers ("IPPs") and the New York Power Authority ("NYPA") for electric generating capacity. Under the terms of the agreement with NYPA, which will expire in May 2014, LIPA may purchase up to 100% of the electric energy produced at the NYPA facility located within LIPA's service territory at Holtsville, New York. LIPA is required to reimburse NYPA for the minimum debt service payments and to make fixed non-energy payments associated with operating and maintaining the plant.

With respect to contracts entered into with the IPPs, LIPA is obligated to purchase all the energy they make available to LIPA at prices that often exceed current market prices. However, LIPA has no obligation to the IPPs it they fail to deliver energy. For purposes of the table below, LIPA has assumed full performance by the IPPs, as no event has occurred to suggest anything less than full performance by these parties.

LIPA has also assumed a contract with NYPA for firm transmission ("wheeling") capacity in connection with a transmission cable which was constructed, in part, for the benefit of LIPA. In accordance with the provisions of this agreement, which expires in 2020, LIPA is required to reimburse NYPA for debt service payments and the cost of operating and maintaining the cables. The cost of such contracts is included in electric fuel expense and is recoverable through rates.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

The following table represents LIPA's commitments under purchased power contracts:

                                                        (in millions of dollars)

                                              NYPA Holtsville
                                    ---------------------------------
                                     Debt      Other Fixed                Firm                    Total
                                    Service       Charges     Energy*  Transmission    IPPs*     Business*
                                    -------       -------     -------  ------------    -----     ---------
For the years ended
1999                               $  21.7       $  14.0     $   8.7     $   26.3    $  126.6    $   197.3
2000                                  21.8          14.4         8.7         26.0       132.5        203.4
2001                                  21.9          14.8         8.6         28.3       135.5        209.1
2002                                  22.0          15.2         8.8         28.4       139.3        213.7
2003                                  22.0          15.5         9.1         28.5       142.6        217.7
Subsequent thereto                   215.9         185.2       105.3        514.0       991.1      2,011.5
                                   -------       -------     -------     --------    --------    ---------
          Total                      325.3         259.1       149.2        651.5     1,667.6      3,052.7
          Less: Imputed Interest     142.9         121.8        69.5        368.9       683.5      1,386.6
                                   -------       -------     -------     --------    --------    ---------
                                   $ 182.4       $ 137.3     $  79.7     $  282.6    $  984.1    $ 1,666.1
                                   =======       =======     =======     ========    ========    =========

* Assumes full performance by the IPPs and NYPA.

Note 14. Related Party Transactions

LIPA, as owner of the transmission and distribution system and as party to the Operating Agreements, conducts the electric business in the Service Area. The Authority is responsible, however, for administering, monitoring and managing the performance by all parties to the Operating Agreements.

The Authority and LIPA are also parties to an Administrative Services Agreement which describes the terms and conditions under which the Authority provides personnel, personnel-related services and other services necessary for LIPA to provide electric service in the Service Area.

As compensation to the Authority for the services described above, the Authority charges LIPA a monthly management fee equal to the costs incurred by the Authority in order to perform its obligations under the agreements described above. For the period May 29, 1998 to December 31, 1998, management fees charged by the Authority amounted to approximately $10.5 million.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 15.      Subsequent Events

On January 4, 1999, LIPA redeemed $102.6 million of the NYSERDA Electric Facilities Revenue Bonds Series 1982, 1993A, 1993B and 1995A, which were called for redemption prior to December 31, 1998.

On March 1, 1999, the variable rate bonds listed below were converted to fixed interest rates of 5.15% on the PCRBs and 5.3% on the EFRBs.

                                                              (In thousands)
                                                                Balance at
                                               Interest        December 31,
                          Maturity               Rate              1998
                          --------               ----              ----
PCRBs
   1985 Series A        March 1, 2016          Variable         $  58,020
   1985 Series B        March 1, 2016          Variable         $  50,000
EFRBs
   1993 Series B        November 1, 2023       Variable         $  29,600
   1994 Series A        October 1, 2024        Variable         $   2,600
   1995 Series A        August 1, 2025         Variable         $  15,200

Also, on March 1, 1999, LIPA redeemed $30.1 million of the NYSERDA Pollution Control Revenue Bonds, 1985 Series A.

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 16. Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1998, 1997 and 1996 is as follows:

                                                                  (in thousands)

3 Months Ended                                    6/30/98      9/30/98     12/31/98
                                                  -------      -------     --------
Operating revenues                              $  532,750   $  693,698   $ 459,155
Operating income (loss)                            238,426      196,046    (125,427)
Net income (loss)                                   21,112      103,982    (206,472)
Earnings (loss) for common stock                    13,075      103,982    (206,472)

3 Months Ended                        3/31/97     6/30/97      9/30/97     12/31/97    3/31/98
                                      -------     -------      -------     --------    -------
Operating revenues                  $  557,791  $  560,086   $  790,331   $ 572,335   $ 555,683
Operating income                       128,293     136,498      244,039     135,967     156,126
Net income                              87,697      45,161      144,384      56,756     115,939
Earnings for common stock               74,728      32,193      131,435      43,807     102,992
Basic and diluted earnings per
  common share                             .62         .26         1.09         .36         .85

3 Months Ended                        3/31/96      6/30/96      9/30/96     12/31/96
                                      -------      -------      -------     --------
Operating revenues                  $  559,268  $  576,963   $  780,158   $ 550,046
Operating income                       132,486     132,192      238,175     139,052
Net income                              81,753      40,524      130,023      64,164
Earnings for common stock               68,682      27,453      116,972      51,141
Basic and diluted earnings per
  common share                             .57         .23          .97         .43

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 17. Change in Fiscal Year End

Effective December 22, 1998, LIPA changed its fiscal year end from March 31 to December 31. The unaudited financial information of LILCO, restated for discontinued operations, for the nine months ended December 31, 1997 is as follows:

                                                                  Nine Months
                                                                     Ended
                                                                   December 31,
                                                                     1997
(thousands of dollars - except per share information)             (unaudited)
                                                                  -------------
Revenues                                                           $1,922,752
                                                                   ----------
Operating income                                                   $1,406,248
                                                                   ----------
Income taxes                                                       $  158,451
                                                                   ----------
Income from continuing operations                                  $  206,897
Income from discontinued operations, net of taxes of $3,297            39,404
                                                                   ----------
Net income                                                            246,301
Preferred stock dividend requirements                                  38,865
                                                                   ----------
Earnings for common stock                                          $  207,436
                                                                   ==========
Basic and diluted earnings per common share from continuing
  operations                                                       $     1.38
Basic and diluted earnings per common share from discontinued
  operations                                                              .33
                                                                   ----------
Basic and diluted earnings per common share                        $     1.71
                                                                   ==========

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

--------------------------------------------------------------------------------
                           Supplementary Information
                              Impact of Year 2000

General. A portion of the computer hardware and software and embedded technology (such as microcontrollers and microprocessors contained in equipment and machinery) used by the Authority and LIPA, as well as KeySpan and the subsidiaries of KeySpan that are parties to the MSA, EMA and PSA and others with whom the foregoing have business arrangements, was not designed to recognize calendar years after 1999 (the "Year 2000 Issue").

The Authority recently purchased new computer software to support certain activities of LIPA and believes that these systems are Year 2000 ready. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial prospects. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on LIPA. LIPA has had continuing discussions with KeySpan, their largest vendor, who is responsible for the management and operation of LIPA's transmission and distribution system, and KeySpan indicates that they have evaluated the extent to which modifications to computer software, hardware and databases will be necessary to accommodate the year 2000.

KeySpan's computer applications are generally based on two digits and do require additional programming to recognize the new millennium. A corporate-wide program has been established by KeySpan and its subsidiaries. The program includes both information technology ("IT") and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of KeySpan's Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. Each of KeySpan's critical business processes is being reviewed to: identify and inventory sub-components; assess for Year 2000 compliance; establish repair plans as necessary; and test in a Year 2000 environment. The inventory phase for the IT systems and non-IT systems is 100% complete. The assessment phase is 100% complete for the IT systems, and over 90% complete for non-IT systems. The assessment phase is expected to be complete by July 1, 1999.

KeySpan's hardware, software and embedded systems are being tested and certified to be Year 2000 compliant. Repair and testing to sustain operability is now 73% complete for the IT systems and approximately 75% for the non-IT systems. Components needed to support the critical business process and associated business contingency plans are expected to be ready for the year 2000 by July 1, 1999.

KeySpan's vendors and business partners needed to support the critical business processes of KeySpan are also being reviewed for their year 2000 compliance. At this time, none of these vendors have indicated to Key Span that they will be materially affected by the year 2000 problem.

Key-Span has analyzed each of the critical business processes to identify possible Year 2000 risks. Each of KeySpan's critical businesses will be certified by the responsible KeySpan officer as being Year 2000 ready. However, the most reasonable likely worst case scenarios are also being identified. Business operating procedures at KeySpan will be reviewed to ensure that risks are minimized when entering the

Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

--------------------------------------------------------------------------------

Year 2000 and other high risk dates. KeySpan is developing contingency plans to address possible failure points in each critical business process.

While KeySpan must plan for the following worst case scenarios, management believes that these events are improbable.

Loss of generating flexibility:

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

Loss of electric grid inter-connections/KeySpan operated electric distribution facilities:

Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently, KeySpan is working with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, KeySpan has the ability to remove LIPA's operations from the grid, and operate independently.

Certain electric system components such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to malfunction due to Year 2000 problems. KeySpan has inventoried electric system components and developed a plan to certify mission critical processes as Year 2000 compliant. Contingency plans are being developed, where appropriate, for loss of critical system elements. KeySpan presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

Loss of telecommunications:

KeySpan has a substantial dependency on many telecommunication systems and services for both internal and external communications. External communications with the public and the ability of customers to contact KeySpan in cases of emergency response is essential. KeySpan intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions. These contingency plans, KeySpan presently estimates, should be finalized by July 1999.

In addition to the above, KeySpan is also planning for the following scenarios: short-term reduction in system power generating capability; limitation of fuel oil operation; reduction in quality of power output; loss of automated meter reading; loss of ability to read, bill and collect; and loss of the purchasing/ materials management system.

KeySpan believes that, with modifications to existing software and conversions to new hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, and contingency plans fail the Year 2000 issue could have a material adverse impact on the operations of LIPA.

LIPA's Contingency Plans
Long Island Lighting Company d/b/a LIPA
(a wholly-owned subsidiary of the Long Island Power Authority)

--------------------------------------------------------------------------------

In order to insure that the Year 2000 will have a minimal impact on the operations of LIPA, LIPA is closely monitoring the initiatives and progress of KeySpan's Year 2000 Program Office. In addition, LIPA is working with various other governmental agencies to insure communication between LIPA and such other governmental entities is uninterrupted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information regarding change in accountants required under this Item 9 was previously reported by LIPA on Form 8-K filed on June 23, 1998.

                                    PART III.

Item 10. Directors and Executive Officers of LIPA

      The following table sets forth the directors and executive officers of LIPA, their ages and the positions held by them with LIPA as of December 31, 1998.

Name                              Age                  Position
----                              ---                  --------
Richard M. Kessel                 48                   Chairman, President and
                                                       Chief Executive Officer

Seth D. Hulkower                  40                   Chief Operating Officer

David P. Warren                   44                   Chief Financial Officer

Stanley B. Klimberg               53                   General Counsel and
                                                       Secretary

Edward P. Murphy, Jr.             55                   Vice President and
                                                       Controller

Richard J. Bolbrock               52                   Vice President - Power
                                                       Markets

Bert J. Cunningham                51                   Vice President of
                                                       Communications

Patrick J. Foye                   41                   Director

Michael Affrunti                  74                   Director

Harvey Auerbach                   71                   Director

Thomas A. Doherty                 61                   Director

Michael L. Faltischek             51                   Director

Harriet A. Gilliam                44                   Director

Rupert H. Hopkins                 47                   Director

Joseph F. Janoski                 57                   Director

Nancy N. Miklos                   48                   Director

Vincent Polimeni                  55                   Director

Jonathan Sinnreich                52                   Director

      Richard M. Kessel has been Chairman, President and Chief Executive Officer of LIPA since May 1998. Mr. Kessel has been Chairman, President and Chief Executive Officer of the Authority since April 1997 and a Trustee of the Authority since 1987. Mr. Kessel was appointed as Executive Director and Chairman of New York State's Consumer Protection Board in January 1984 and served until January 1995. Mr. Kessel served as an ex-officio member of Governor Cuomo's Advisory Commission on Liability Insurance. Since 1981, Mr. Kessel has been a member of the Board of Trustees of Nassau Community College. Mr. Kessel is a graduate of New York University. He received his Masters in Political Science from Columbia University.

      Patrick Foye has been a director of LIPA since May 1998 and a Trustee of the Authority since June 1995. Mr. Foye's current term expired August 31, 1998. Pursuant to the Act, Mr. Foye continues to serve until his successor is appointed. Mr. Foye has been Executive Vice President of Apartment Investment and Management Company, a real estate investment trust and the nation's largest owner and manager of multifamily apartment properties since June 1998. He was partner from April 1989 to June 1998 in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Since October 1998, Mr. Foye has been a trustee of Insignia Property Trust, a real estate investment trust. Mr. Foye is also a director of and executive vice president of the general partners of a number of partnerships. Mr. Foye is a member of Governor Pataki's New York State Privatization Research Council. Mr. Foye is a graduate of Fordham College and Fordham Law School.

      Seth D. Hulkower has been Chief Operating Officer of LIPA and the Authority since January 1999. Mr. Hulkower was Executive Director of LIPA from May 1998 to January 1999 and Executive Director of the Authority from July 1996 to January 1999. From December 1994 to June 1996, Mr. Hulkower was a Vice President of Merrill International Ltd., an energy project development and consulting company. From May 1992 to November 1994, Mr. Hulkower was a Vice President of JFG Associates, Inc., a financial advisory and management consulting firm. He has also held positions with the consulting firm of Putnam, Hayes, & Bartlett, Inc., New England Power Company and Stone & Webster Engineering Company, Mr. Hulkower received his S.M. in Technology and Policy from the Massachusetts Institute of Technology and his B.S. in Mechanical Engineering and B.A. in Economics from Tufts University.

      David P. Warren has been Chief Financial Officer of LIPA since May 1998 and Chief Financial Officer of the Authority since January 1998. From 1995 to 1998, Mr. Warren was Deputy Treasurer of the State of Connecticut where he administered the State's public finance program. Before entering the public sector, Mr. Warren was a vice president in public finance at CS First Boston. Mr. Warren holds an M.B.A. from the Yale School of Management and a B.A. from Wesleyan University.

      Stanley B. Klimberg has been General Counsel of LIPA since May 1998 and General Counsel of the Authority since September 1995. Mr. Klimberg joined the Authority in March 1987 as General Counsel and Acting Executive Director and has served in various capacities with the Authority. Before joining the Authority, Mr. Klimberg was General Counsel of the New York State Energy Office from 1979 to 1987, and before that he was Assistant General Counsel and Staff Counsel of the New York State Public Service Commission. Mr. Klimberg received his J.D. from the New York University School of Law and his B.A. in History with high honors from Lehigh University.

      Edward P. Murphy, Jr. has been Vice President and Controller of LIPA since May 1998 and Vice President and Controller of the Authority since April 1998. Prior to his employment at LIPA, Mr. Murphy held several management positions at Brooklyn Union Gas Company. From 1995 to 1997, he was Vice President for Business Transformation. Mr. Murphy was Vice President for Public Affairs from 1988 to 1994. From 1982 to 1987, he served as General Auditor and was Budget Director from 1976 to 1982. Prior to this, Mr. Murphy held various positions in operations and accounting at Brooklyn Union. Mr. Murphy received his B.S. in Accounting from Clarkson University and attended the Executive Program in Business Administration at Columbia University.

      Richard J. Bolbrock has been Vice President - Power Markets of LIPA and the Authority since May 1998. From 1974 to 1997, Mr. Bolbrock held several positions at New England Power Pool including Director-Planning and Information Technology for ISO New England, Inc., Director of New England Power Planning from 1983 to 1997, and Manager of Billing for the New England Power Exchange from 1979 to 1983. Prior to this, Mr. Bolbrock held various positions at Northeast Utilities and American Electric Power. Mr. Bolbrock received his B. S. in Electrical Engineering and his M.E. in Electric Power Engineering from Rensselaer Polytechnic Institute and is a Registered Professional Engineer.

      Bert J. Cunningham has been Vice President of Communications of LIPA and the Authority since September 1998. From October 1992 to September 1998, Mr. Cunningham was President /Chief Operating Officer of The Blankman Cunningham Group, LLC (formerly Howard Blankman Incorporated), a regional public relations and marketing communications firm. From September 1990 to October 1992, he served as Chief of Staff and Executive Director of Government and Community Affairs of The Long Island Rail Road, an operating agency of the Metropolitan Transportation Authority. Mr. Cunningham has also served as Chief of Staff to the Supervisor of the Town of North Hempstead in Nassau County, and Director of Public Affairs for both the New York State Senate Standing Committee on Transportation and the New York State Legislative Commission on Critical Transportation Choices. Mr. Cunningham holds a B.F.A. in Communications from the New York Institute of Technology.

      Michael Affrunti has been a Director of LIPA since May 1998, and a Trustee of the Authority since August 1995. Mr. Affrunti is founder of Albertson Electric and has been President since 1957.

      Harvey Auerbach has been a director of LIPA since May 1998 and a Trustee of the Authority since 1997. From January 1994 to January 1999, Mr. Auerbach was President of Brookwood Communities Inc., a residential and commercial construction management company. Mr. Auerbach currently serves as a director of the Long Island Commercial Bank and is Trustee and Acting Vice Chair of the City University of New York. Mr. Auerbach graduated from the University of North Carolina and attended New York University Law School.

      Thomas A. Doherty has been a director of LIPA since May 1998 and a Trustee of the Authority since September 1995. Since March 1995, Mr. Doherty has been the Chief Administrative Officer of First Quality Enterprises, Inc. Mr. Doherty served as Chairman, President and Chief Executive Officer of Fleet Bank from 1987 through 1995. Mr. Doherty graduated from Fordham University and attended New York University's Graduate School of Business.

      Michael L. Faltischek has been a director of LIPA since May 1998 and a Trustee of the Authority since September 1995. Mr. Faltischek has been a partner in the law firm of Ruskin, Moscou, Evans & Faltischek, P.C. since May 1973. Mr. Faltischek graduated from Pace University and Brooklyn Law School.

      Harriet A. Gilliam has been a director of LIPA since May 1998 and a Trustee of the Authority since February 1997. Ms. Gilliam has been an attorney in private practice for the past eight years. Ms. Gilliam served as a Councilwoman in the town of Riverhead, New York and a member of the Riverhead Community Development Agency from 1992 to 1995. Ms. Gilliam graduated from Holy Cross College and the University of Pennsylvania Law School.

      Rupert H. Hopkins has been a director of LIPA since May 1998 and a Trustee of the Authority since February 1997. Since July 1998, Mr. Hopkins has been President of XSB, Inc., a software research and development company. Mr. Hopkins was the Department Manager for the Center for Agile Sources of Parts at Dayton
T. Brown, Inc. from January 1994 to July 1998.

      Joseph F. Janoski has been a director of LIPA since May 1998 and a Trustee of the Authority since September 1995. Since 1968, Mr. Janoski has been a teacher in the Middle Country School District in Centereach, New York. From January 1980 to January 1995, Mr. Janoski served as Riverhead Town Supervisor. Mr. Janoski graduated from Wilkes College and received a Master of Education from the University of Pennsylvania.

      Nancy N. Miklos has been a director of LIPA since May 1998 and a Trustee of the Authority since April 1998. Since 1994, Ms. Miklos has been a Deputy County Attorney in the Civil Rights and Torts Litigation Bureau of the Nassau County Attorney's Office.

      Vincent Polimeni has been a director of LIPA since May 1998 and a Trustee of the Authority since November 1997. Mr. Polimeni is the founder of Polimeni Enterprises, Inc., a real estate firm and other affiliated entities, and has been Chief Executive Officer since

September 1983. Mr. Polimeni serves on the Advisory Board for the Hofstra University School of Business.

      Jonathan Sinnreich has been director of LIPA since May 1998 and a Trustee of the Authority since September 1995. Mr. Sinnreich has been a partner in the law firm of Sinnreich, Wasserman & Grubin LLP since 1982.

Item 11. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the nine month period ended December 31, 1998, the fiscal year ended March 31, 1998 and the fiscal year ended December 31, 1996, for LIPA's Chief Executive Officer, LILCO's former Chief Executive Officer and two of its former executive officers, whose salary and bonus for such periods were in excess of $100,000.

                           Summary Compensation Table

                                                                                Long-Term
                                                                              Compensation
                                                                              ------------
                                               Annual Compensation               Payouts
                                              ---------------------           ------------          All other
                                              Salary          Bonus           LTIP Payouts         Compensation
Name and Principal Position       Year        ($)(1)           ($)                 ($)                 ($)
---------------------------       ----        ------          -----           ------------         ------------
Richard M. Kessel (2)
President and Chief               1998        54,154            0                   0                   0
Executive Officer
                               1997/1998        0               0                   0                   0
                                  1996          0               0                   0                   0

William J. Catacosinos (3)        1998       233,333       964,870 (4)        1,506,732 (5)       39,903,415 (6)
Chief Executive Officer
                               1997/1998     673,333      1,202,972 (7)        742,500 (8)          23,241 (9)
                                  1996       580,413       153,203 (7)              0               18,653 (9)
James T. Flynn (3)
Chief Operating Officer           1998       247,500         109,354          371,803 (10)        1,015,385 (11)
 and President
                               1997/1998     310,000       408,956 (7)         294,362 (8)          8,300 (9)
                                  1996       263,364       90,554 (7)               0               5,800 (9)
Michael E. Bray (3)
Senior Vice President -           1998       196,875         102,756          166,593 (10)         809,712 (12)
Electric Business Unit
                               1997/1998     254,334       62,500 (7)               0                738 (9)
                                  1996          0               0                   0                   0

----------

(1) In March 1997, the Board of Directors of LILCO voted to change LILCO's fiscal year end from December 31 to March 31 effective with the three month period ended March 31, 1997. During this period, Mr. Catacosinos and Mr. Flynn received salary payments of $133,234 and $75,000, respectively.

(2) Compensation for Mr. Kessel consists of amounts paid after May 28, 1998, the date of the Merger. Mr. Kessel does not participate in any bonus or other compensation plan.

(3)   During 1998, Messrs. Catacosinos, Flynn and Bray left the employ of LILCO.

(4) Consists of (i) cash awards paid under the LILCO Annual Stock Incentive Plan for 1998 in the amount of $218,750, (ii) the dollar value of LILCO Common Stock awards received in connection with the Merger in the amount of $196,567 or 4,361 shares, (iii) the dollar value of LILCO Common Stock awards under the LILCO Annual Stock Incentive Plan for 1997 in the amount of $381,490 or 8,501 shares and (iv) the dollar value of LILCO Common Stock awards received in connection with the LIPA and KeySpan transactions in the amount of $168,063 or 3,727 shares.

(5) Consists of (i) cash awards paid under the LILCO 1997/1999 Long Term Incentive Plan in the amount of $743,750 and (ii) the dollar value of LILCO Common Stock awards under the LILCO 1996/1997 Long Term Incentive Plan in the amount of $762,982 or 16,870 shares.

(6) Consists of (i) a severance payment of $2,100,000, (ii) a vacation payment of $50,221, (iii) a retirement payment of $34,284,986, (iv) a consulting contract payment of $2,660,000 and (v) deferred compensation of $808,208.

(7) Represents (i) the dollar value of LILCO Common Stock awards under the Annual Stock Incentive Plan for plan years 1996 (other than for Mr. Bray) and 1997, including applicable tax withholdings and (ii) awards in connection with the LIPA and KeySpan transactions (other than for Mr.
      Bray). The net amount of the awards in 1996 and 1997 were primarily paid in shares of LILCO Common Stock as follows: Mr. Catacosinos - 27,081 shares, Mr. Flynn - 8,976 shares and Mr. Bray - 1,406 shares.

(8) Represents (i) the dollar value of LILCO Common Stock awards under the Long Term Incentive Plan for plan years 1996-1997, including applicable tax withholdings. The net amount of the awards were paid in shares of LILCO Common Stock as follows: Mr. Catacosinos - 16,703 shares and Mr. Flynn - 6,621 shares.

(9)   Includes the cost of life insurance paid by LILCO.

(10) Consists of cash awards paid under the LILCO 1997/1999 Long Term Incentive Plan.

(11) Consists of (i) a severance payment of $990,000 and (ii) a vacation payment of $25,385.

(12) Consists of (i) a severance payment of $787,500 and (ii) a vacation payment of $22,212.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The Authority owns 100% of the outstanding Common Stock of LIPA.

Item 13. Certain Relationships and Related Transactions

      On May 1, 1998, the Authority and LIPA entered into a financing agreement (the "Financing Agreement") providing for their respective duties and obligations relating to the financing and operation of the retail electric business in the Service Area. Pursuant to the Financing Agreement, the Authority has issued and will issue, among other things, all required debt necessary to fund the LIPA/LILCO Merger, the debt necessary to finance the LIPA tender offer for the Debentures and any debt necessary to fund improvements to the system. The proceeds of such debt is treated as being loaned to LIPA (the "LIPA Loan") which will repay such loans from the cash that the Authority receives from its electric business. To secure the loans, LIPA has pledged its revenues to the Authority which has, in turn, pledged such revenues as security for such debt. At December 31, 1998, $5.4 billion was outstanding under the LIPA Loan. See Note 7 to Notes to Financial Statements.

      In addition to the LIPA Loan, LIPA's operating expenditures are paid for by the Authority and LIPA records the amounts paid as a payable to the Authority (this is necessary since the Authority collects all customer payments). At December 31, 1998, the amount due to the Authority totaled approximately $856 million.

      On May 1, 1998, the Authority and LIPA entered into an administrative services agreement (the "Administrative Services Agreement"). The term of the Administrative Services Agreement commenced on May 1, 1998 and continues to December 31, 2038. Thereafter, the agreement shall be renewed for successive periods of 3 years upon mutual agreement of the parties. Pursuant to the Administrative Services Agreement, the Authority provides personnel and personnel services (including management, supervisory, payroll and otherwise) necessary for LIPA to conduct its business. In addition, the Authority furnishes, or coordinates with LIPA's agents, attorneys and consultants to provide, such other services as LIPA may from time to time request.

      All services rendered under the Administrative Services Agreement will be at the actual cost thereof, including a reasonable charge for general and administrative expense. See Note 14 to the Notes to the Financial Statements.

      Immediately prior to the Merger, LILCO made payments of severance, change of control and other employee benefits to William J. Catacosinos, the former Chief Executive Officer of LILCO, Joseph W. McDonnell, the former Vice President of Communications of LILCO, Leonard P. Novello, the former Senior Vice President and General Counsel of LILCO and twenty-two other former LILCO executives totaling approximately $67 million which were not disclosed to the Authority at such time.

      The Authority considered these payments to be in violation of the merger agreement and related documents, including the MSA and EMA. On June 16, 1998, the Authority approved a resolution which, among other things, instructed the Authority and LIPA to (i) withhold and place in escrow present and future management fees owed to KeySpan and (ii) withhold their consent to the appointment of William J. Catacosinos, Joseph W. McDonnell and Leonard P. Novello to senior executive positions at KeySpan.

      On December 15, 1998, the Authority and LIPA, KeySpan and the PSC entered into an agreement by which KeySpan represented and warranted (i) that Mr. Catacosinos tendered his retirement and resignation as Chief Executive Officer and Chairman of the Board of KeySpan effective July 31, 1998; and (ii) that the 24 LILCO executives (other than Catacosinos) who received payments have either been terminated, retired, resigned or been retained as officers on condition that all previously paid severance payments be repaid to KeySpan. In addition, KeySpan agreed to pay to LIPA its cost of providing postage-paid bill return envelopes to its customers for the next three years which cost is expected to be $5.4 million. In return, the Authority and LIPA agreed to release and pay to KeySpan the monies related to the management fees held in escrow by LIPA.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are included as part of this report:

      (1)   Financial Statements:                                           Page

            Reports of Independent Accountants..............................  44

            Balance Sheet -

            LIPA - December 31, 1998 and LILCO-
            March 31, 1998 and December 31, 1996............................  47

            Statement of Operations -

            LIPA - May 29, 1998 to December 31, 1998
            and April 1, 1998 to May 28, 1998 and LILCO
            - Year Ended March 31, 1998, Three Months
            Ended March 31, 1997 and Year Ended
            December 31, 1996...............................................  49

            Statement of Cash Flows -

            LIPA - May 29, 1998 to December 31, 1998 and April 1,
            1998 to May 28, 1998 and LILCO - Year Ended March 31,
            1998, Three Months Ended March 31, 1997 and
            Year Ended December 31, 1996....................................  50

            Statement of (Accumulated Deficit) Retained Earnings -

            LIPA - December 31, 1998 and LILCO March 31, 1998 and
            1997 and December
            31, 1996........................................................  51

            Statement of Capitalization -
            LIPA - December 31, 1998 and LILCO -
            March 31, 1998 and December 31, 1996............................  52

            Notes to Financial Statements...................................  54

      (2)   Financial Statement Schedules:

            Report of Independent Accountants............................... 110

            Schedule II - Valuation and Qualifying Accounts................. 111

      (3)   Exhibits:

      3.1   Restated Certificate of Incorporation of LILCO.*

      3.2   Form of New By-Laws of LILCO.*

      3.3 Certificate of Assumed Name Designating LIPA as the assumed name of LILCO dated June, 1998.*

      4.1   Financing Agreement Note dated as of May 28, 1998.**

      10.1 Management Services Agreement dated as of June 26, 1997 between LILCO and the Authority.*

      10.2 Power Supply Agreement dated as of June 26, 1997 between LILCO and the Authority.*

      10.3 Energy Management Agreement dated as of June 26, 1997 between LILCO and the Authority.*

      10.4 Generation Purchase Rights Agreement dated June 26, 1997 between LILCO and the Authority with counterpart executed by MarketSpan Generation LLC as of May 28, 1998.*

      10.5 Guaranty Agreement dated May 28, 1998 by MarketSpan Corporation (F/K/A BL Holding Crop.); agreed to and accepted by the Authority.*

      10.6 Liabilities Undertaking and Indemnification Agreement dated as of June 26, 1997 by LILCO and MarketSpan Electric Services LLC, MarketSpan Generation LLC, MarketSpan Trading Services LLC, MarketSpan Utility Services LLC, MarketSpan Gas Corporation (d/b/a Brooklyn Union), MarketSpan Corporate Services and MarketSpan Finance Corporation.*

      10.7 Liabilities Undertaking and Indemnification Agreement dated as of June 26, 1997 by the Authority and LILCO.*

      10.8 Energy Management Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Trading Services LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.*

      10.9 Management Services Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Electric Services LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.*

      10.10 Power Supply Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Generation LLC and MarketSpan Corporation (F/K/A BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.*

      10.11 Generation Purchase Rights Agreement - Assignment and Assumption Agreement dated as of May 28, 1998 by and between LILCO, MarketSpan Corporation (F/KA BL Holding Corp.); acknowledged and agreed to by the Authority and LIPA Acquisition Corp.*

      10.12 Operating Agreements - Assignment and Assumption Agreement dated as of May 28, 1998 by and among the Authority, LIPA Acquisition Corp. and MarketSpan Corporation (F/K/A BL Holding Corp.).*

      10.13 Collections Allocation and Segregation Agreement dated as of May 28, 1998 by and among the Authority, LIPA Acquisition Corp. and

            MarketSpan Corporation (F/K/A BL Holding Corp.) and MarketSpan Trading Services LLC.*

      10.14 7.3% Promissory Note in favor of LILCO in the principal amount of $397,000,000.* 10.15 8.20% Promissory Note in favor of LILCO in the principal amount of $270,000,000.*

      10.16 Amended and Restated $28,375,000 Pollution Control Revenue Bonds (LILCO Projects) Series A Promissory Note in favor of LILCO.

      10.19 Amended and Restated $19,100,000 Pollution Control Revenue Bonds (LILCO Projects) Series B Promissory Note in favor of LILCO.

      10.21 Amended and Restated Adjustable Rate Pollution Control Revenue Bonds (LILCO Projects) 1985 Series A Promissory Note in favor of LILCO.

      10.22 Amended and Restated Adjustable Rate Pollution Control Revenue Bonds (LILCO Projects) 1985 Series B Promissory Notes in favor of LILCO.

      10.24 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1989 Series B Promissory Note in favor of LILCO.

      10.25 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1990 Series A Promissory Note in favor of LILCO.

      10.26 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1991 Series A Promissory Note in favor of LILCO.

      10.28 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series B Promissory Note in favor of LILCO.

      10.30 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1992 Series D Promissory Note in favor of LILCO.

      10.32 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1993 Series B Promissory Note in favor of LILCO.

      10.33 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1994 Series A Promissory Note in favor of LILCO.

      10.34 Amended and Restated Electric Facilities Revenue Bonds (LILCO Projects) 1995 Series A Promissory Note in favor of LILCO.

      10.35 Dealer Manager Agreement between Salomon Smith Barney, Inc. and Long Island Lighting Company d/b/a LIPA dated as of October 12, 1998.**

      10.36 Financing Agreement dated as of May 1, 1998 between the Long Island Power Authority and LIPA Acquisition Corp.**

      10.37 Indemnification Agreement dated May 28, 1998 by and between LIPA Acquisition Corp. and each of the officers and directors of the Registrant.

      16.1 Letter dated June 23, 1998 from Ernst & Young LLP to the Securities and Exchange Commission.***

      27.   Financial Data Schedule.

  (b) Reports on Form 8-K

  A report on Form 8-K was filed on December 22, 1998 in connection with LIPA's change in fiscal year from March 31 to December 31.

  * Previously filed with the Securities and Exchange Commission as an exhibit to LIPA's Form 10-Q for the period ended June 30, 1998.

  ** Previously filed with the Securities and Exchange Commission as an exhibit to LIPA's Form 10-Q for the period ended September 30, 1998

  *** Previously filed with the Securities and Exchange Commission as an exhibit to LIPA's Form 8-K filed on June 23, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Uniondale, State of New York, on March 31, 1999.

                                         LONG ISLAND LIGHTING COMPANY d/b/a LIPA

                                         By: /s/Richard M. Kessel
                                             -----------------------------------
                                                Richard M. Kessel
                                                Chairman of the Board, President
                                                and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            Signature                            Title                Date
            ---------                            -----                ----

       /s/Richard M. Kessel              Chairman of the Board,   March 31, 1999
---------------------------------------  President and Chief
          Richard M. Kessel              Executive Officer
    (Principal Executive Officer)

         /s/ David P. Warren             Chief Financial Officer  March 31, 1999
---------------------------------------
           David P. Warren
    (Principal Financial Officer)

       /s/Edward P. Murphy, Jr.          Vice President and       March 31, 1999
---------------------------------------  Controller
        Edward P. Murphy, Jr.
    (Principal Accounting Officer)

           /s/ Patrick Foye              Director                 March 31, 1999
---------------------------------------
             Patrick Foye

_______________________________________  Director                 March   , 1999
           Michael Affrunti

          /s/Harvey Auerbach             Director                 March 31, 1999
---------------------------------------
           Harvey Auerbach

_______________________________________  Director                 March   , 1999
          Thomas A. Doherty

     /s/ Michael L. Faltischek           Director                 March 31, 1999
---------------------------------------
        Michael L. Faltischek

       /s/ Harriet A. Gilliam            Director                 March 31, 1999
---------------------------------------
          Harriet A. Gilliam

         /s/Rupert H. Hopkins            Director                 March 31, 1999
---------------------------------------
          Rupert H. Hopkins

         /s/ Joseph F. Janoski           Director                 March 31, 1999
---------------------------------------
          Joseph F. Janoski

         /s/ Nancy N. Miklos             Director                 March 31, 1999
---------------------------------------
           Nancy N. Miklos

_______________________________________  Director                 March   , 1999
           Vincent Polimeni

_______________________________________  Director                 March   , 1999
          Jonathan Sinnreich

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Long Island Lighting Company d/b/a LIPA

Our audit of the financial statements referred to in our report dated March 5, 1999 appearing on page 44 of this 1998 Annual Report on Form 10-K also included an audit of the financial statement schedule listed on page 111 of this Form 10-K. In our opinion, for the nine months ended December 31, 1998, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Melville, New York
March 5, 1999

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)


--------------------------------------------------------------------------------------------------
                                         Column A   Column B    Column C    Column D      Column E
--------------------------------------------------------------------------------------------------
                                                         Additions
                                                    ---------------------
                                                               Charged to
                                        Balance at  Charged to    other                   Balance at
                                        beginning   costs and   accounts-  Deductions        end of
             Description                of period   expenses    describe   - describe        period
--------------------------------------------------------------------------------------------------
Nine months ended December 31, 1998
   Deducted from asset accounts:
   Allowance for doubtful accounts       $23,483     $11,663        -       $  9,227(1)      $20,211
                                                                            $  5,708(2)
Year ended March 31, 1998
   Deducted from asset accounts:
   Allowance for doubtful accounts       $23,675     $23,239        -       $23,431 (1)      $23,483

Three Months Ended March 31, 1997
   Deducted from asset accounts:
   Allowance for doubtful accounts       $25,000     $  4,821       -       $  6,146(1)      $23,675

Year ended December 31, 1996
   Deducted from asset accounts:
   Allowance for doubtful accounts       $24,676     $23,119        -       $22,795 (1)      $25,000

(1) Uncollectible accounts written off, net of recoveries.
(2) Transferred with sale of gas operations.