Form 10-Q
period 1999-03-31
LONG ISLAND LIGHTING CO
filed 1999-05-17
CIK 60251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

The total number of shares of the registrant's Common Stock $1 par value, outstanding on May 17, 1999, was 1.

                     Long Island Lighting Company d/b/a LIPA

                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Statement of Operations                                   2

                    Balance Sheet                                           3-4

                    Statement of Cash Flows                                   5

                    Notes to Financial Statements                          6-11

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         12-19

         Item 3-  Quantitative and Qualitative Disclosures
                    About Market Risk                                        19

Part II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                       20-21

         Item 2 - Changes in Securities and Use of Proceeds                  22

         Item 3 - Defaults upon Senior Securities                            22

         Item 4 - Submission of Matters to a Vote of Security Holders        22

         Item 5 - Other Information                                          22

         Item 6 - Exhibits and Reports on Form 8-K                           22

         Signature                                                           23

PART I.  FINANCIAL INFORMATION
ITEM I.   Financial Statements

                   Long Island Lighting Company d/b/a LIPA (a
           wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
                                   (Unaudited)
              (Thousands of Dollars - Except Per Share Information)

                                                            LIPA         LILCO
                                                            ----         -----
                                                             Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1999         1998
                                                            ----         ----
Revenue - Electric                                       $ 475,608    $ 555,682
Expenses
Operations - fuel and purchased power                      154,113      166,024
Operations and maintenance                                 167,832      100,083
Depreciation and amortization                               52,221       33,504
Base financial component amortization                         --         25,243
Rate moderation component amortization                        --        (42,694)
Regulatory liability component amortization                   --        (22,143)
Other regulatory amortization                                 --           (276)
Operating taxes                                             61,123       92,403
Customer rebates                                               168         --
Federal income tax - current                                  --          4,077
Federal income tax - deferred and other                       --         43,335
                                                         ---------    ---------
Total Expenses                                             435,457      399,556
                                                         ---------    ---------
Operating Income                                            40,151      156,126
                                                         ---------    ---------
Other Income and (Deductions)
Other income and deductions, net                               971        5,284
Allowance for other funds used during construction            --            574
Federal income tax - current                                  --           (284)
Federal income tax - deferred and other                       --           (348)
                                                         ---------    ---------
Total Other Income                                             971        5,226
                                                         ---------    ---------
Income from Continuing Operations
  Before Interest Charges                                   41,122      161,352
                                                         ---------    ---------
Interest Charges and (Credits)
Interest on long-term debt                                   1,147       87,731
Interest on advances from and note payable to
  the Authority                                             71,380         --
Other interest                                               7,089       13,381
Allowance for borrowed funds used during construction         (539)      (1,085)
                                                         ---------    ---------
Total Interest Charges                                      79,077      100,027
                                                         ---------    ---------
(Loss) Income from Continuing Operations                   (37,955)      61,325

Income from discontinued operations net of
  taxes of zero and $22,861, respectively                     --         54,614
                                                         ---------    ---------
Net (Loss) Income                                          (37,955)     115,939
Preferred stock dividend requirements                         --         12,947
                                                         ---------    ---------
Earnings for Common Stock                                $ (37,955)   $ 102,992
                                                         =========    =========

Average Common Shares Outstanding (000) (a)                    N/A      121,667
Basic and Diluted Earnings per Common Share from
   Continuing Operations (a)                                   N/A    $     .41

Basic and Diluted Earnings per Common Share from
   Discontinued Operations (a)                                 N/A    $     .44

Basic and Diluted Earnings per Common Share (a)                N/A    $     .85

Dividends Declared per Common Share (a)                        N/A    $     .45

(a) Share and per share data are not meaningful on or after May 29, 1998 because of the significant change in the capital structure in connection with the Merger and because no public equity of LIPA is outstanding as of March 31, 1999.

   The accompanying notes are an integral part of these financial statements.

                   Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)

                                                        March 31,   December 31,
                                                          1999         1998
                                                       (unaudited)
                                                        ----------  -----------
Assets

Utility Plant
Generation - nuclear                                    $  662,867   $  662,893
Transmission and distribution                            1,412,912    1,385,099
Common                                                       3,093        3,827
Construction work in progress                               44,904       52,897
Nuclear fuel in process and in reactor                      14,875       17,053
                                                        ----------   ----------
                                                         2,138,651    2,121,769
Less- Accumulated depreciation and amortization             67,170       50,287
                                                        ----------   ----------
Total Net Utility Plant                                  2,071,481    2,071,482
                                                        ----------   ----------
Current Assets
Customer accounts receivable (less allowance
  for doubtful accounts of $18,357 and
  $20,211, respectively)                                   113,191      119,161
Accrued unbilled revenues                                   67,779       78,414
Other accounts receivable                                    4,646       10,096
Promissory note receivable                                 398,000      398,000
Prepayments and other current assets                        30,305       28,583
                                                        ----------   ----------
Total Current Assets                                       613,921      634,254
                                                        ----------   ----------
Promissory Note Receivable                                 646,902      646,902
                                                        ----------   ----------
Designated Funds                                            74,145      194,972
                                                        ----------   ----------
Nonutility Property and Other Investments                   19,606       19,410
                                                        ----------   ----------
Deferred Charges                                            84,815       78,507
                                                        ----------   ----------
Acquisition Adjustment (net of accumulated amortization
  of $98,112 and $68,766, respectively)                  3,997,543    4,026,956
                                                        ----------   ----------
Total Assets                                            $7,508,413   $7,672,483
                                                        ==========   ==========

                   Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)

                                                   March 31,       December 31,
                                                     1999              1998
                                                  (unaudited)
                                                  ------------      -----------
Capitalization and Liabilities
Capitalization
Long-term debt                                     $   645,000      $   778,075
Note Payable - the Authority                         4,863,181        5,355,085
Due to the Authority                                 1,441,019          855,684
Accumulated deficit                                   (117,936)         (79,981)
                                                   -----------      -----------
Total Capitalization                                 6,831,264        6,908,863
                                                   -----------      -----------
Current Liabilities
Current maturities of long-term debt                   398,278          398,000
Due to the Authority                                    70,880           70,880
Due to KeySpan                                          31,192           75,085
Accounts payable and accrued expenses                   26,995           35,921
Accrued taxes                                           44,705           79,021
Accrued interest                                        16,975           29,851
Customer deposits                                       22,984           23,205
                                                   -----------      -----------
Total Current Liabilities                              612,009          711,963
                                                   -----------      -----------
Deferred Credits                                        49,833           34,059
                                                   -----------      -----------
Claims and Damages                                      15,307           17,598
                                                   -----------      -----------
Commitments and Contingencies
                                                   -----------      -----------
Total Capitalization and Liabilities               $ 7,508,413      $ 7,672,483
                                                   ===========      ===========

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Cash Flows
                                   (Unaudited)
                             (Thousands of Dollars)

                                                           LIPA        LILCO
                                                           ----        -----
                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                            1999        1998
                                                            ----        ----
Operating Activities
Net (Loss) Income                                        $ (37,955)  $ 115,939
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities
Depreciation and amortization                               52,221      40,583
Base financial component amortization                         --        25,243
Rate moderation component amortization                        --       (42,694)
Regulatory liability component amortization                   --       (12,929)
Provision for fuel and purchased power cost adjustment      15,018        --
Other regulatory amortization                                 --         3,350
Rate moderation component carrying charges                    --        (5,789)
Class Settlement                                              --         3,208
Amortization of cost of issuing and redeeming securities     1,951       7,939
Federal income tax - deferred and other                       --        48,333
Allowance for other funds used during construction            --         2,808
Pensions and Other Post Retirement Benefits                   --        10,193
1989 Settlement credits amortization                          --        (9,213)
Gas Cost Adjustment                                           --        (1,250)
Other                                                        3,956      24,334
Changes in operating assets and liabilities
  Accounts receivable, net                                  11,420     (41,077)
  Accrued unbilled revenues                                 10,635      20,768
  Materials and supplies, fuel oil and gas in storage         --        70,624
  Accounts payable and accrued expenses                     (8,926)    (60,075)
  Due to KeySpan                                           (43,893)       --
  Accrued taxes                                            (34,316)     (3,309)
  Accrued interest                                         (12,876)    (13,804)
  Class Settlement                                            --       (12,238)
  Special deposits                                            --       (28,994)
  Other                                                    (13,010)    (13,244)
                                                          --------   ---------
Net Cash (Used in) Provided by Operating Activities        (55,775)    128,706
                                                          --------   ---------
Investing Activities
Construction and nuclear fuel expenditures                 (22,874)    (55,736)
Shoreham post settlement costs                                --        (9,621)
Other                                                         --           332
                                                          --------   ---------
Net Cash Used in Capital and Related
  Financing Activities                                     (22,874)    (65,025)
                                                          --------   ---------
Capital and related financing activities
Proceeds from sale of common stock                            --         4,554
Repayment of note payable - Authority                     (491,904)       --
Net Proceeds from Authority loan                           585,335        --
Redemption of long-term debt                              (135,609)       --
Preferred stock dividends paid                                --       (12,948)
Common stock dividends paid                                   --       (54,032)
Other                                                         --          (331)
                                                          --------   ---------
Net Cash Used in Financing Activities                      (42,178)    (62,757)
                                                          --------   ---------
Net (Decrease) Increase in Cash and Cash Equivalents      (120,827)        924
Cash and cash equivalents at beginning of period           194,972*    179,995
                                                          --------   ---------
Cash and cash equivalents at end of period                $ 74,145*  $ 180,919
                                                          ========   =========

*Cash and cash equivalents include designated funds

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

      On April 11, 1997, LILCO changed its year-end from December 31 to March
      31. Subsequent to the LIPA/LILCO Merger, LIPA adopted a calendar year-end. Accordingly, unless otherwise indicated, references to March 31, 1999 and 1998 represent the three month periods ended March 31, 1999 and March 31, 1998, respectively. The financial information as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 is unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the periods presented. Operating results for any of the periods presented are not necessarily indicative of results to be expected for the entire year due to the seasonal nature of the electric business.

      These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1999 and LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998. In addition, please refer to the discussion following in Note 2 regarding the change in control of LILCO on May 28, 1998.

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

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

      As a result of the Merger, the Authority became the holder of 1 share of LILCO's common stock, representing 100% of the outstanding voting securities of LILCO. In addition, KeySpan issued promissory notes to LIPA of approximately $1.048 billion. The interest rate and timing of principal and interest payments on the promissory notes from KeySpan are identical to the terms of certain LILCO indebtedness assumed by LIPA in the Merger. KeySpan is required to make principal and interest payments to LIPA thirty days prior to the corresponding payment due dates, and LIPA then transfers those amounts to debtholders in accordance with the original debt repayment schedule.

      The former holders of LILCO's common stock, primarily individual public shareowners, became entitled to receive a pro-rata share of: (i) cash consideration of $2.497 billion; and (ii) 3,440,625 shares of the common stock of KeySpan, which were received by LILCO in exchange for the Transferred Assets. Pursuant to the Merger Agreement, the former holders of LILCO's common stock (other than holders of dissenting shares) were deemed to have subscribed for additional shares of the common stock of KeySpan, with an aggregate purchase price equal to the cash consideration. In order to effect the Merger, it was necessary to: (i) retire all shares of LILCO's preferred stock, whether by conversion, redemption or cancellation; and (ii) redeem certain of LILCO's bonds, at a cost to LIPA of approximately $1.557 billion. The cash consideration required for the Merger was obtained by the Authority from the proceeds of the issuance and sale of its Electric System General Revenue Bonds, Series 1998A and Electric System Subordinated Revenue Bonds, Series 1 through Series 6. The proceeds from the sale of the bonds were then transferred by the Authority to LIPA in exchange for a promissory note of approximately $4.949 billion. As a result of the Merger, there was a change in control of LILCO which effectively resulted in the creation of a new reporting entity, LIPA. Accordingly, the accompanying financial statements for the periods prior to May 28, 1998 are not comparable to the financial statements presented subsequent to May 28, 1998. Therefore, a black line has been drawn on the Statement of Operations and the Statement of Cash Flows to distinguish between LIPA and LILCO balances and activity.

      The remaining assets and liabilities of LILCO acquired by LIPA consist of:
      (i) LILCO's electric transmission and distribution system; (ii) its net investment in Nine Mile Point Nuclear Power Station, Unit 2; (iii) certain regulatory assets and liabilities associated with its electric business,
      (iv) allocated accounts receivable and other assets and liabilities; and
      (v) substantially all of its long-term debt.

      The financial statements of LIPA include the push down of the Authority's basis, including costs

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

      related to the acquisition, of the assets acquired and liabilities assumed. Because of the manner in which LIPA's rates and charges will be established by the Authority's Board of Trustees, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. In addition, as a wholly-owned subsidiary of the Authority, LIPA is exempt from Federal, state and local income taxes. Accordingly, adjustments were made by LIPA on May 28, 1998 to eliminate deferred tax assets and liabilities. The results of operations for the three months ended March 31, 1999 do not include a provision for income taxes.

      Effective May 29, 1998, the Authority contracted with KeySpan through certain of its subsidiaries to provide operations and management services for LIPA's transmission and distribution system through a management services agreemen("MSA"). Therefore, LIPA pays KeySpan directly for their services and KeySpan, in turn, pays the salaries of their employees. LIPA has no employees, however LIPA is charged a management fee by the Authority to oversee LIPA's operations of which the salaries of the Authority's employees is a significant component. Through a power supply agreement("PSA") LIPA contracts for capacity and, to the extent necessary, energy from the fossil fired generating plants of KeySpan, formerly owned by LILCO. Energy and fuel are purchased by KeySpan on LIPA's behalf through an energy management agreement("EMA") (collectively; the "Operating Agreements").

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

      Discontinued Operations

      The statement of operations of LILCO for the three months ended March 31, 1998 has been prepared to present the gas business (as transferred to KeySpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of Accounting Principles Board Opinion No. 30.

      The income from discontinued operations includes revenue from the gas business of approximately $271.9 million for the three months ended March 31, 1998.

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

Note 3. Capitalization

      On January 4, 1999, LIPA redeemed $102.6 million of the NYSERDA Electric Facilities Revenue Bonds Series 1993B, 1994A, and 1995A, which were called for redemption prior to December 31, 1998.

      On March 1, 1999, the variable rate bonds listed below were converted to fixed interest rates of 5.15% on the PCRBs and 5.3% on the EFRBs.


                                                               Balances
                                              Interest       Subsequent to
                             Maturity           Rate          Conversion
                             --------           ----          ----------
PCRBs
  1985 Series A           March 1, 2016       Variable       $   58,020
  1985 Series B           March 1, 2016       Variable           50,000

EFRBs
  1993 Series B           November 1, 2023    Variable           29,600
  1994 Series A           October 1, 2024     Variable            2,600
  1995 Series A           August 1, 2025      Variable           15,200

      Also, on March 1, 1999, LIPA redeemed $30.1 million of the NYSERDA Pollution Control Revenue Bonds, 1985 Series A.

Note 4. Rate Matters

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

      The LIPA Act requires that any bond resolution of the Authority contain a covenant that it will at all times maintain rates, fees or charges sufficient to pay the costs of operation and maintenance of facilities owned or operated by the Authority; payments in lieu of taxes ("PILOT's");

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

      renewals, replacements and capital additions; the principal of and interest on any obligations issued pursuant to such resolution as the same become due and payable, and to establish or maintain any reserves or other funds or accounts required or established by or pursuant to the terms of such resolution.

      LIPA's rates include the fuel and purchased power cost adjustment ("FPPCA") which adjusts rates to reflect significant changes in the cost of fuel, purchased power and related costs. The FPPCA is designed to ensure that LIPA will recover from or return to customers any fuel costs that fall outside an established base fuel and purchased power tolerance band. The tolerance band is equal to one percent above and one percent below LIPA's cost of fuel and purchased power costs for 1999. The tolerance band increases to two percent in 2000 and continues to increase in one percent increments annually thereafter. Expenses for fuel and purchased power cost in excess of or below this level will be recovered from or returned to customers beginning the following year. Should fuel and purchased power costs increase in excess of five percent cumulatively over the original base cost, the FPPCA will recover, from that year forward, all costs in excess of the original base cost.

      LIPA's rates are largely based on LILCO's pre-Merger rate design to avoid customer confusion and facilitate an efficient transition from LILCO billing to LIPA billing. In addition, LIPA's rates include the FPPCA, a PILOT recovery rider, a rider providing for the Shoreham settlement and a rider providing for the RICO Credits (credits to the bills of customers as a result of the settlement by LILCO of a RICO action in connection with the construction and completion of nuclear generating facilities).

      The LIPA Act requires LIPA to make PILOTs for certain New York State and local revenue taxes which would otherwise have been imposed on LILCO. The PILOT recovery rider allows for rate adjustments to accommodate the PILOTs.

Note 5. Contingencies

      Legal and Environmental Proceedings

      Except as discussed below, no significant changes have occurred with respect to legal and environmental contingencies as discussed in Note 13 of Notes to Financial Statements in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

      In April 1999, the Attorney General of the State of New York announced a settlement with KeySpan relating to certain compensation payments made to former officers and directors of LILCO. The Attorney General also announced that his office would not be commencing any additional actions with regard to the payments.

Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Three Months Ended March 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

Note 6. Reclassifications

      Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Cautionary Statement Regarding Forward-Looking Statements

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1996. In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Registrant's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include regulatory rate proceedings, competition, and certain legal and environmental matters each as discussed herein, in the Registrant's Annual Report on Form 10-K filed March 31, 1999, for the nine months ended December 31, 1998, or in other reports filed by the Registrant with the Securities and Exchange Commission.

      General

      Effective May 29, 1998, KeySpan Energy ("KeySpan"), through certain of its subsidiaries provides operations and management services for LIPA's transmission and distribution system through a management services agreement ("MSA"). LIPA contracts for capacity and to the extent necessary, energy from the fossil fuel fired generating plants formerly owned by Long Island Lighting Company ("LILCO"), through a power supply agreement ("PSA") with KeySpan. Energy is purchased by KeySpan on LIPA's behalf through an energy management agreement ("EMA"), (collectively; the "Operating Agreements").

      As LIPA is a wholly owned subsidiary of the Authority and not an investor owned utility, the PSC does not have jurisdiction with respect to the determination of rates and charges. See, however, Note 4 of Notes to the Financial Statements. Rates and charges for LIPA are determined by the Authority's Board of Trustees.

      The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred Federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. Because of the tax exempt status of LIPA, the results of operations for the three months ended March 31, 1999, do not include a provision for income taxes.

      Results of Operations

      Three Months Ended March 31, 1999 and 1998

      Earnings

      Net loss for the three month period ended March 31, 1999 was approximately $38 million. The loss was principally due to the seasonal nature of the business, whereby revenues during the first quarter are significantly less than those expected to be generated during the summer cooling season. This, combined with the fact that the majority of LIPA's costs (other than fuel, for which there is a separate rate mechanism, the FPPCA, as discussed below) are either fixed, or charged in accordance with terms specified by the MSA and the PSA, resulted in a net loss during this period.

      For the three months ended March 31, 1998, earnings were enhanced as a result of the change in the method of amortizing the Rate Moderation Component ("RMC") to eliminate the effects of seasonality on monthly operating income, as more fully discussed in the section entitled "Regulatory Amortization".

      Electric Revenues

      The decrease in electric revenues of approximately $80.1 million for the three months ended March 31, 1999, when compared to the same period in 1998, was principally the result of the rate reduction (approximately 20%), for all customers, effective May 29, 1998. Partially offsetting the reduction in revenues was an increase in usage by existing customers which is attributable to a strong and growing economy and price elasticity reflecting the effect of LIPA's 20% rate reduction. In addition, there has been an increase in customers relative to the same period last year.

      Fuel and Purchased Power

      Fuel and purchased power expense for the three months ended March 31, 1999 and 1998, were as follows:


                                                     1999             1998
                                                  -------------- ---------------
                                                  in millions)    (in millions)

Oil                                                       $ 42              $ 43
Gas                                                         20                32
Nuclear                                                      2                 2
Purchased power                                             75                89
                                                          ----              ----
                                                           139               166
FPPCA                                                       15               --
                                                          ----              ----
     Total                                                $154              $166
                                                          ====              ====

      Electric Energy Available

      The percentage of total electric energy available, by type of fuel, for electric operations for the three months ended March 31, 1999 and 1998 were as follows:

                                          1999                      1998
                                   ------------------      -------------------
(Mwh = Megawatt hours)
                                     Mwh          %           Mwh         %
                                   --------     -----      --------     ------
Oil                                 1,782        40          1,205        29
Gas                                   785        18            845        20
Nuclear                               444        10            394         9
Purchased                           1,414        32          1,761        42
                                    -----       ---          -----       ---
      Total                         4,425       100          4,205       100
                                    =====       ===          =====       ===

      Variations in fuel and purchased power expenses have a minimal impact on operating results as LIPA's current rate structure includes a mechanism (the FPPCA mechanism) which requires LIPA to return to customers or allows LIPA to recover from customers, actual fuel costs which fall outside of the fuel cost tolerance band, which is defined as 1% higher and 1% lower than the base cost of fuel collected through rates. These percentages increase to two percent in 2000 and continue to increase in one percent increments annually thereafter.

      Fuel expense for the three months ended March 31, 1999 decreased when compared to the same period of the prior year, despite a 5% increase in sales. This decrease is primarily the result of sharply lower oil prices, partially offset by incentives recognized and fees paid to KeySpan to manage the fuel and purchased power supplies in accordance with the EMA, and the recognition of a $15 million expense associated with the FPPCA mechanism. Generation with oil increased substantially (from 29% of requirements for the three months ended March 31, 1998 to 40% for the three months ended March 31, 1999) as it became more economical than generation with gas and purchased power.

      Operations and Maintenance

      Operations and Maintenance ("O&M") expenses, excluding fuel and purchased power, increased approximately $67.7 million during the three month period ended March 31, 1999, when compared to the same period in 1998. The increase is primarily due to the fact that LILCO classified expenses such as depreciation and amortization, property taxes and other operating taxes separately. These costs are incurred by LIPA as part of the costs of contracts with KeySpan for the management of LIPA's assets and are classified as O&M expense by LIPA. In addition, there were charges incurred by LIPA related to the overhead expenses of the Authority.

      Depreciation and Amortization

      Depreciation and amortization expense increased for the three month period ended March 31, 1999, when compared to the same period of the prior year, primarily due to the amortization of the acquisition adjustment which totals approximately $10 million per month. This increase was partially offset by the absence of depreciation expense on LILCO's non-nuclear generating assets, which is included in O&M as a component of the PSA billings.

      Operating Taxes

      Operating taxes decreased during the three months ended March 31, 1999, when compared to the same period in 1998, as a result of the decrease in revenue taxes resulting from lower revenues primarily due to the 20% rate reduction, a decrease in the gross income tax rate, and the absence of property and payroll taxes related to the operation of the non-nuclear generating facilities of LILCO, partially offset by PILOTs on the Shoreham Nuclear Power Station (LILCO was able to capitalize these PILOTs under its electric rate structure).

      Regulatory Amortization

      For the three month period ended March 31, 1999, the amortization of various regulatory assets and liabilities were not recorded as a result of the adjustments made on May 29, 1998, to eliminate the related regulatory assets and liabilities.

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

      In April 1998, the PSC authorized a revision to LILCO's method for recording its monthly RMC amortization. Prior to this revision, the amortization of the annual level of RMC was recorded monthly on a straight-line, levelized basis over LILCO's rate year which ran from December 1 to November 30. However, revenue requirements fluctuated from month to month based upon consumption, which is greatly impacted by the effects of weather. Under the revised method, effective December 1, 1997, the monthly amortization of the annual RMC level varied based upon each month's forecasted revenue requirements, which more closely aligned such amortization with LILCO's cost of service. As a result of this change, for the three months ended March 31, 1998, LILCO recorded approximately $51.1 million more of non-cash RMC credits to income than it would have under the previous method.

      Federal Income Tax

      The decrease in Federal income tax expense for the three months ended March 31, 1999, when compared to the same period in 1998, is due to the fact that LIPA is exempt from Federal income taxes.

      Other Income and Deductions

      The decrease in other income and deductions of approximately $4.3 million for the three months ended March 31, 1999, when compared to the same period in 1998 was primarily due to the absence of carrying charges on regulatory assets of LILCO, combined with the effects of the reversal in March of 1998 of previously recognized benefits for certain officers and directors of LILCO.

      Interest Expense

      Interest expense for the three months ended March 31, 1999, is approximately $21 million less than that of the same period in 1998. This decrease is principally attributable to the lower borrowing rates of LIPA relative to the borrowing rates of LILCO. This decrease in interest expense was partially offset by the higher levels of debt that LIPA had outstanding during this period, when compared to LILCO during the same period in 1998. This increase in the level of debt is due to the fact that LIPA's entire capital structure is debt, where LILCO's capitalization structure was composed of debt, common stock and preferred stock. As a result, the entire cost of LIPA's capital is reflected in interest expense, where LILCO's cost of capital was reflected in interest expense, common and preferred stock dividends.

      Liquidity and Capital Resources

      Liquidity

      Since May 29, 1998, LIPA has received approximately $6.7 billion from the Authority to finance the Merger, as more fully discussed in Note 7 of Notes to the Financial Statements included in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, in exchange for a promissory note. All cash from customer payments and other sources is collected by the Authority. The Authority makes all disbursements on LIPA's behalf. Accordingly, all operating cash amounts are held at the Authority. Cash collections and disbursements by the Authority on LIPA's behalf increase or decrease amounts due the Authority by LIPA. LIPA has repaid approximately $329 million of its debt to the Authority because cash collected by the Authority from customers and other sources since May 29, 1998 has exceeded cash paid on LIPA's behalf by the Authority.

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

      At March 31, 1999, the Authority's and LIPA's cash and cash equivalents amounted to approximately $485.5 million. In addition, LIPA has designated funds aggregating $74 million on hand, $43.4 million of which are available to fund capital expenditures.

      During the three months ended March 31, 1999, LIPA retired prior to maturity, with cash on hand, $132.7 million of outstanding NYSERDA bonds which were assumed from LILCO as part of the Merger. LIPA believes that cash from operations for 1999 will be sufficient to meet its operating, capital and debt service requirements. However, LIPA intends to access the capital markets in 1999 in order to finance capital expenditures and to refinance higher cost debt, if conditions prove favorable.

      LIPA estimates that for the remainder of 1999, capital spending will total approximately $102 million and debt maturities will total approximately $469 million. Of the $469 million, $398 million is due from KeySpan in accordance with the promissory note between them and LIPA. With respect to the remaining $71 million, the Authority will use cash generated from operations to satisfy such maturities.

      The Authority also expects to use cash from operations to make optional redemptions of debt in 1999. Such actions are consistent with the Authority's plan to retire in 16 years, the approximately $4 billion it borrowed to purchase the Shoreham regulatory assets from LILCO.

      On May 29, 1998, LIPA began issuing credits to the bills of customers arising from the proposed settlement of the Shoreham Property Tax Litigation. Credits will be issued over the five years after May 29, 1998, in the total amount of $106.3 million for Suffolk County customers and $208 million for Nassau County and Rockaway customers. The Authority has issued $145.7 million of bonds and has proposed to issue additional bonds over the next four years to finance the cost of the proposed settlement. Beginning in May 2004, a surcharge will be levied upon the Suffolk County customers in order to repay the bonds. See Part II, Item-1-Legal Proceedings-Shoreham Tax Matters.

      ended December 31, 1998.

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

      Impact of Year 2000

      The Authority recently purchased new computer software to support certain activities of LIPA and believes that these systems are Year 2000 compliant. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial position. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on LIPA. LIPA has had discussions with their largest vendor, KeySpan, which is responsible for the management and operation of LIPA's transmission and distribution system, and KeySpan has indicated that it has evaluated the extent to which modifications to its computer software, hardware and database will be necessary to accommodate the new millenium. KeySpan's computer applications are generally based on two digits and do require some additional programming to recognize the start of the new millennium. A corporate-wide program has been established by KeySpan to review all software, hardware, embedded systems and associated compliance plans of KeySpan and its subsidiaries. The program includes both information technology (IT) and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. The critical areas of operations are being addressed through a business process review methodology. Each of KeySpan's critical business processes is being reviewed to: identify and inventory sub-components; assess for Year 2000 compliance; establish repair plans as necessary; and test in a Year 2000 environment. The inventory phase for both the IT systems and non-IT systems is complete. The total assessment phase is 100% complete for the IT systems, and as of March 31, 1999, over 83% complete for non-IT systems.

      Hardware, software and embedded systems are being tested and certified to be Year 2000 ready. As of March 31, 1999, repair was 84% complete and testing was 39% complete. Non-IT systems were 62% repaired and 25% tested. Components needed to support the critical business process and associated business contingency plans are expected to be ready for the Year 2000 by July 1, 1999.

      Vendors and business partners needed to support the critical business processes of KeySpan are also being reviewed for their Year 2000 readiness. At this time none of these vendors have indicated to KeySpan that they will be materially affected by the Year 2000 issue.

      Risk Scenarios and Contingency Plans

      KeySpan is presently in the process of analyzing each of the critical business processes to identify possible Year 2000 risks. Each critical business process will be certified by the responsible corporate officer as being Year 2000 ready. However, the most reasonable likely worst case scenarios are also being identified. Business operating procedures are being reviewed to ensure that risks are minimized when entering the Year 2000 and other high risk dates. Contingency plans are being developed to address possible failure points in each critical business process, and are scheduled to be completed by July 1999. Testing of systems and contingency plans will be performed internally, as well as with neighboring utilities and business partners.

      While KeySpan must plan for the following possible worst case scenarios, management believes that these events are improbable:

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

      Loss of electric grid interconnections/KeySpan operated electric distribution facilities:

      Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently, KeySpan is working, on behalf of LIPA with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, KeySpan has the ability to remove LIPA and operate independently.

      Certain electric system components such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to be affected by the Year 2000 issue. KeySpan has inventoried electric system components and developed a plan to certify mission critical process as Year 2000 ready. Contingency plans are being developed, where appropriate, for loss of critical system elements. KeySpan presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

      Loss of telecommunications:

      KeySpan has a substantial dependency on many telecommunication systems and services for both internal and external communication providers. External communications with the public and the ability of customers to contact KeySpan in cases of emergency response, are essential. KeySpan intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions and/or utilizing alternative communication methods. These contingency plans, KeySpan presently estimates, should be finalized by July 1999.

      In addition to the above, KeySpan is also planning for the following scenarios: short term reduction in system power generating capability; limitation of fuel oil operations; reduction in quality of power output; loss of automated meter reading; loss of ability to read customer meters, prepare bills and collect and process customer payments; and loss of the purchasing/materials management system.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      No material changes have occurred in this section as of March 31, 1999 from the information provided in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

      Shoreham Tax Matters

      Through November 1992, Suffolk County and the following Suffolk County political subdivisions (collectively, the "Suffolk Taxing Jurisdictions"), the Town of Brookhaven, Shoreham-Wading River Central School District, Wading River Fire District and the Shoreham-Wading River Library District (which was succeeded by the North Shore Library District), levied and received real estate taxes from LILCO on the Shoreham plant. When the Authority acquired the Shoreham plant in February 1992, it was obligated pursuant to the Act to make PILOTs on the Shoreham plant beginning in December 1992. As part of the agreement between LILCO and the Authority providing for the transfer of Shoreham to the Authority, LILCO agreed to fund these payments. Prior to the Merger, LILCO charged rates sufficient to make these payments to the Authority. Both LILCO and the Authority contested the assessments, claiming the Shoreham plant was overassessed. To date, the Authority has made such payments, in whole or in part, pursuant to interim PILOT agreements and collected the costs thereof pursuant to the PILOTs rider which is part of LIPA's rates.

      On March 26, 1997, a judgment was entered in the Supreme Court, State of New York, Suffolk County, on behalf of LILCO against the Suffolk Taxing Jurisdictions ordering them to refund to LILCO property tax overpayments (resulting from over-assessments of Shoreham) in an amount exceeding $868 million, including interest as of the date of the judgment. In addition, the judgment provides for the payment of post-judgment interest (the "Shoreham Property Tax Litigation"). The Court also determined that the Shoreham plant had a value of nearly zero during the period the Authority has owned Shoreham. This judgment was unanimously affirmed by the Appellate Division of the State of New York on July 13, 1998. Certain Suffolk Taxing Jurisdictions sought to appeal this judgment to the New York State Court of Appeals. Their applications were unanimously denied by the Appellate Division. New applications for leave to appeal were made to the Court of Appeals. On January 19, 1999, the Court of Appeals denied the motions. There is no further review in the New York State court system.

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

      The proposed settlement agreement with the Suffolk Taxing Jurisdictions was not accepted and on March 1, 1999, the Authority withdrew its offer to settle the Shoreham Property Tax Litigation including claims related to the Authority's overpayment of PILOTs on the Shoreham plant for

      $625 million and indicated that any settlement would have to be at a higher amount. On that date, the Authority also demanded that the Suffolk Taxing Jurisdictions pay refunds of real estate taxes in the amount of approximately $784 million consisting of: (i) refunds and interest due as of the entry of the judgment on March 26, 1997, for the period from and after January 15, 1987, (the effective date of the Act), of approximately $675 million; and (ii) accrued post-judgment interest in the amount of approximately $109 million. Post-judgment interest will continue to accrue until the judgment is satisfied.

      On September 15, 1998, Suffolk County filed an action against the Authority in the Supreme Court of the State of New York, Suffolk County seeking to enjoin the Authority from recovering tax refunds based upon the over-assessment of the Shoreham nuclear plant. The action claims that the Authority does not have the right to recover property taxes previously assessed against LILCO for tax years 1984-1985 through 1991-1992. On April 14, 1999, a judgment was entered ordering that the Authority shall discontinue and abandon all proceedings which seek the repayment of all or part of the taxes assessed against the Shoreham plant, and enjoining the Authority from enforcing any judgment for refund of taxes paid on the Shoreham plant. The Authority has appealed this decision to the Appellate Division, Second Department. Oral arguments have been scheduled for June 21, 1999. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition. Further, the court stated that under a ruling of the State Court of Appeals, the Authority is not prohibited from seeking refunds of PILOTs paid on over-assessments of the Shoreham plant.

      On May 10, 1999, Suffolk County filed an action against the Authority in the Supreme Court of the State of New York, Suffolk County seeking, among other things, to enjoin the Authority from implementing or collecting a bifurcated rate for electric service and directing the Authority to refund monies already collected from Suffolk County ratepayers as a result of the implementation of the proposed Shoreham Settlement Agreement. The Authority does not believe that an adverse decision in this litigation will have a material adverse effect on the Authority's or LIPA's financial condition.

      The New York State Court of Appeals in a separate case has ruled that the Act does not prohibit the Authority from recovering overpayments of PILOTs plus interest based upon inflated assessed valuations of Shoreham. The Authority has made PILOTs of approximately $345 million which it believes were based on such inflated assessed valuations. On February 24, 1999, the Authority filed an action against the Suffolk Taxing Jurisdictions in the Supreme Court of the State of New York, Nassau County seeking a judgment in an amount equal to the total amount of PILOTs overpaid by the Authority, plus interest.

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

         None

Item 5. Other information

         None

Item 6. Exhibits and reports on form 8-k

         (A)  Exhibits

         27   Financial Data Schedule.

         (B)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999               LONG ISLAND LIGHTING COMPANY d/b/a LIPA
                                  (Registrant)

                                  /s/David P. Warren
                                  --------------------------
                                     David P. Warren
                                     Chief Financial Officer