Form 10-Q
period 1999-06-30
LONG ISLAND LIGHTING CO
filed 1999-08-16
CIK 60251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-3571

                     LONG ISLAND LIGHTING COMPANY d/b/a LIPA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New York                                       11-1019782
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                               Identification No.)

333 Earle Ovington Boulevard, Suite 403, Uniondale, New York         11553
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              (516) 222-77000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                                 Yes _X_      No

The total number of shares of the registrant's Common Stock $1 par value, outstanding on August 16, 1999, was 1.

                     Long Island Lighting Company d/b/a LIPA

                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

                 Statements of Operations                                   2-3

                 Balance Sheet                                              4-5

                 Statement of Cash Flows                                      6

                 Notes to Financial Statements                               13

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              14-21

      Item 3 - Quantitative and Qualitative Disclosures About
               Market Risk                                                   21

Part II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                             22

      Item 2 - Changes in Securities and Use of Proceeds                     22


      Item 3 - Defaults upon Senior Securities                               23

      Item 4 - Submission of Matters to a Vote of Security Holders           23

      Item 5 - Other Information                                             23

      Item 6 - Exhibits and Reports on Form 8-K                              23

      Signature                                                              24

PART I.  FINANCIAL INFORMATION
ITEM I.   Financial Statements
                   Long Island Lighting Company d/b/a LIPA (a
                wholly owned subsidiary of the Long Island Power
                                   Authority)
                             Statement of Operations
                                   (Unaudited)
                (Thousands of Dollars - Except Share Information)


                                                                       LIPA                       LILCO
                                                        --------------------------------      ----------------
                                                         Three Months
                                                            Ended       May 29, 1998 to       April 1, 1998 to
                                                        June 30, 1999    June 30, 1998          May 28, 1998
                                                        -------------    -------------          ------------
Revenue - Electric                                       $ 509,090         $ 202,739         $    330,011
Expenses
Operations - fuel and purchased power                      170,779            66,787               91,762
Operations and maintenance                                 166,914            34,683               68,993
Depreciation and amortization                               52,832            17,719               22,986
Base financial component amortization                            -                 -               16,014
Rate moderation component amortization                           -                 -              (39,574)
Regulatory liability component amortization                      -                 -              (14,048)
Other regulatory amortization                                    -                 -               14,694
Operating taxes                                             61,331            31,049               60,885
Customer rebates                                                 5                 -                    -
Federal income tax - current                                     -                 -              (79,081)
Federal income tax - deferred and other                          -                 -                1,219
                                                         ---------          ---------        ------------
Total Expenses                                             451,861           150,238              143,850
                                                         ---------          ---------        ------------
Operating Income                                            57,229            52,501              186,161
                                                         ---------          ---------        ------------
Other Income and (Deductions)
Other income and deductions, net                             2,594             5,396              (28,581)
Allowance for other funds used during construction               -                 -                  374
Federal income tax - current                                     -                 -              (67,259)
Federal income tax - deferred and other                          -                 -              (22,094)
                                                         ---------          ---------        ------------
Total Other Income and (Deductions)                          2,594             5,396             (117,560)
                                                         ---------          ---------        ------------
Income from Continuing Operations
   Before Interest Charges                                  59,823            57,897               68,601
                                                         ---------          ---------        ------------
Interest Charges and (Credits)
Interest on long-term debt, net                              1,054            14,082               56,258
Interest on advances from and note payable
   to the Authority                                         72,160            20,563                    -
Other interest                                               9,540               906                9,800
Allowance for borrowed funds used during construction         (632)             (163)                (540)
                                                         ---------          ---------        ------------
Total Interest Charges                                      82,122            35,388               65,518
                                                         ---------          ---------        ------------
Income (loss) from continuing operations                   (22,299)           22,509                3,083
Loss from discontinued operations net of
   taxes of zero, zero and ($1,946), respectively                -                 -               (4,480)
                                                         ---------          ---------        ------------
Net Income (Loss)                                          (22,299)           22,509               (1,397)
Preferred stock dividend requirements                            -                 -                8,037
                                                         ---------          ---------        ------------
Earnings (Loss) for Common Stock                         $ (22,299)        $  22,509         $     (9,434)
                                                         =========         =========         ============
Average Common Shares Outstanding                                1                 1          121,864,647
Basic and Diluted Earnings per Common Share                    N/A               N/A         $      (0.08)
Dividends Declared per Common Share                            N/A               N/A         $       0.30

    The accompanying notes are an integral part of these financial statements.

                   Long Island Lighting Company d/b/a LIPA (a
                wholly owned subsidiary of the Long Island Power
                                   Authority)
                             Statement of Operations
                                   (Unaudited)
                (Thousands of Dollars - Except Share Information)

                                                                       LIPA                       LILCO
                                                        --------------------------------    ------------------
                                                         Six Months
                                                            Ended        May 29, 1998 to    January 1, 1998 to
                                                        June 30, 1999     June 30, 1998         May 28, 1998
                                                        -------------     -------------         ------------
Revenue - Electric                                       $ 984,698         $ 202,739         $     885,693
Expenses
Operations - fuel and purchased power                      324,892            66,787               257,786
Operations and maintenance                                 334,746            34,683               169,076
Depreciation and amortization                              105,053            17,719                56,490
Base financial component amortization                            -                 -                41,257
Rate moderation component amortization                           -                 -               (82,268)
Regulatory liability component amortization                      -                 -               (36,191)
Other regulatory amortization                                    -                 -                14,418
Operating taxes                                            122,454            31,049               153,288
Customer rebates                                               173                 -                     -
Federal income tax - current                                     -                 -               (75,004)
Federal income tax - deferred and other                          -                 -                44,554
                                                         ---------         ---------         -------------
Total Expenses                                             887,318           150,238               543,406
                                                         ---------         ---------         -------------
Operating Income                                            97,380            52,501               342,287
                                                         ---------         ---------         -------------
Other Income and (Deductions)
Other income and deductions, net                             3,565             5,396               (23,297)
Allowance for other funds used during construction               -                 -                   948
Federal income tax - current                                     -                 -               (67,543)
Federal income tax - deferred and other                          -                 -               (22,442)
                                                         ---------         ---------         -------------
Total Other Income and (Deductions)                          3,565             5,396              (112,334)
                                                         ---------         ---------         -------------
Income from Continuing Operations
   Before Interest Charges                                 100,945            57,897               229,953
                                                         ---------         ---------         -------------
Interest Charges and (Credits)
Interest on long-term debt, net                              2,201            14,082               143,989
Interest on advances from and note payable to
   the Authority                                           143,540            20,563                     -
Other interest                                              16,629               906                23,181
Allowance for borrowed funds used during construction       (1,171)             (163)               (1,625)
                                                         ---------         ---------         -------------
Total Interest Charges                                     161,199            35,388               165,545
                                                         ---------         ---------         -------------
Income (loss) from continuing operations                   (60,254)           22,509                64,408
Income from discontinued operations net of
   taxes of zero, zero and ($20,915), respectively               -                 -                50,134
                                                         ---------         ---------         -------------
Net Income (Loss)                                          (60,254)           22,509               114,542
Preferred stock dividend requirements                            -                 -                20,984
                                                         ---------         ---------         -------------
Earnings (Loss) for Common Stock                         $ (60,254)        $  22,509         $      93,558
                                                         =========         =========         =============
Average Common Shares Outstanding                                1                 1           121,534,827
Basic and Diluted Earnings per Common Share                    N/A               N/A                $ 0.77

Dividends Declared per Common Share                            N/A               N/A                $ 0.74


    The accompanying notes are an integral part of these financial statements.

                   Long Island Lighting Company d/b/a LIPA (a
                wholly owned subsidiary of the Long Island Power
                                   Authority)
                                 Balance Sheet
                (Thousands of Dollars - Except Share Information)

                                                       June 30,    December 31,
                                                         1999         1998
                                                     (unaudited)
                                                     -----------   -----------
Assets
Utility Plant
Generation - nuclear                                  $  663,577   $  662,893
Transmission and distribution                          1,430,907    1,385,099
Common                                                     3,166        3,827
Construction work in progress                             49,627       52,897
Nuclear fuel in process and in reactor                     9,160       17,053
                                                      ----------   ----------
                                                       2,156,437    2,121,769
Less- Accumulated depreciation and amortization           82,087       50,287
                                                      ----------   ----------
Total Net Utility Plant                                2,074,350    2,071,482
                                                      ----------   ----------
Current Assets
Customer accounts receivable (less allowance for
  doubtful accounts of $17,500 and $20,211,
  respectively)                                          122,918      119,161
Accrued unbilled revenues                                 91,474       78,414
Other accounts receivable                                  8,332       10,096
Promissory note receivable                                 1,000      398,000
Prepayments and other current assets                      34,229       28,583
                                                      ----------   ----------
Total Current Assets                                     257,953      634,254
                                                      ----------   ----------
Promissory Note Receivable                               646,902      646,902
                                                      ----------   ----------
Designated Funds                                          33,147      194,972
                                                      ----------   ----------
Nonutility Property and Other Investments                 19,821       19,410
                                                      ----------   ----------
Deferred Charges                                          81,555       78,507
                                                      ----------   ----------
Acquisition Adjustment (net of accumulated
  amortization of $127,411 and $68,766,
  respectively)                                        3,968,245    4,026,956
                                                      ----------   ----------
Total Assets                                          $7,081,973   $7,672,483
                                                      ==========   ==========

    The accompanying notes are an integral part of these financial statements.

                  Long Island Lighting Company d/b/a LIPA (a
                wholly owned subsidiary of the Long Island Power
                                   Authority)
                                  Balance Sheet
                             (Thousands of Dollars)

                                                      June 30,     December 31,
                                                        1999           1998
                                                    (unaudited)
                                                    -----------     ------------
Capitalization and Liabilities

Capitalization
Long-term debt                                     $   647,784      $   778,075
Note Payable - the Authority                         4,390,409        5,355,085
Due to the Authority                                 1,411,800          855,684
Accumulated deficit                                   (140,235)         (79,981)
                                                   -----------      -----------
Total Capitalization                                 6,309,758        6,908,863
                                                   -----------      -----------

Current Liabilities
Current maturities of long-term debt                   398,278          398,000
Due to the Authority                                   150,895           70,880
Due to KeySpan                                          23,613           75,085
Accounts payable and accrued expenses                   34,533           35,921
Accrued taxes                                           34,815           79,021
Accrued interest                                        30,249           29,851
Customer deposits                                       22,961           23,205
                                                   -----------      -----------
Total Current Liabilities                              695,344          711,963
                                                   -----------      -----------
Deferred Credits                                        62,029           34,059
                                                   -----------      -----------
Claims and Damages                                      14,842           17,598
                                                   -----------      -----------
Commitments and Contingencies
                                                   -----------      -----------
Total Capitalization and Liabilities               $ 7,081,973      $ 7,672,483
                                                   ===========      ===========

    The accompanying notes are an integral part of these financial statements.

                   Long Island Lighting Company d/b/a LIPA (a
                wholly owned subsidiary of the Long Island Power
                                   Authority)
                            Statement of Cash Flows
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                          LIPA                        LILCO
                                                          --------------------------------      ------------------
                                                             Six Months
                                                               Ended        May 29, 1998 to     January 1, 1998 to
                                                           June 30, 1999     June 30, 1998         May 28, 1998
                                                           -------------     -------------         ------------
Operating Activities
Net (Loss) Income                                         $     (60,254)      $    22,509          $   114,542
Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities
Depreciation and amortization                                   105,053            17,719               68,326
Base financial component amortization                                 -                 -               41,257
Rate moderation component amortization                                -                 -              (82,268)
Regulatory liability component amortization                           -                 -              (26,977)
Provision for fuel and purchased cost adjustment                 26,603                 -                    -
Other regulatory amortization                                         -                 -               18,208
Rate moderation component carrying charges                            -                 -              (12,200)
Class Settlement                                                      -                 -                5,226
Amortization of cost of issuing and redeeming securities          3,949               351               12,903
Federal income tax - deferred and other                               -                 -              (12,487)
Allowance for other funds used during construction                    -                 -                2,390
Pensions and Other Post Retirement Benefits                           -                 -               23,066
   1989 settlement credits amortization                               -                 -               (9,213)
   Gas Cost Adjustment                                                -                 -                4,119
   Other                                                         11,401            (1,273)              60,433

Changes in operating assets and liabilities
   Accounts receivable, net                                      (1,993)           (2,370)              12,688
   Accrued unbilled revenues                                    (13,060)          (12,846)              68,233
   Materials and supplies, fuel oil and gas in storage                -                 -               39,386
   Accounts payable and accrued expenses                         (1,388)                -              (39,007)
   Due to KeySpan                                               (51,472)          (36,372)                   -
   Pensions and other post retirement benefits                        -                 -             (250,000)
   Accrued taxes                                                (44,206)            2,352               12,615
   Accrued interest                                                 398            19,820              (52,197)
   Class Settlement                                                   -                 -              (19,156)
   Special deposits                                                   -                 -               37,498
   Other                                                        (20,425)            7,452              (67,969)
                                                             ----------       -----------           ----------
Net Cash Provided by (Used in) Operating Activities             (45,394)           17,342              (50,584)
                                                             ----------       -----------           ----------
Investing Activities
Shoreham post settlement costs                                        -                 -              (16,271)
Merger costs, net of cash transferred                                 -           (62,159)                   -
Other                                                                 -                 -               (1,677)
                                                             ----------       -----------           ----------
Net Cash Used in Investing Activities                                 -           (62,159)             (17,948)
                                                             ----------       -----------           ----------
Capital and Related Financing Activities
Construction and nuclear fuel expenditures                      (49,277)           (8,793)            (122,229)
Proceeds from promissory note receivable                        397,000                 -                    -
Proceeds from sale of common stock                                    -                 -                8,738
Acquisition of common stock                                           -        (2,497,500)                   -
Issuance of notes payable                                             -                 -              350,000
Net proceeds from Authority loan                                636,131         4,949,528                    -
Repayment of note payable-Authority                            (964,676)         (180,476)                   -
Redemption of long-term debt                                   (135,609)       (1,186,000)            (100,000)
Issuance of preferred stock                                           -                 -               75,000
Redemption  of preferred stock                                        -          (221,600)            (116,390)
Bond issuance costs                                                   -           (48,627)                   -
Preferred stock dividends paid                                        -                 -              (18,659)
Common stock dividends paid                                           -                 -             (108,179)
Other                                                                 -            (3,989)              (3,080)
                                                             ----------       -----------           ----------
Net Cash Provided by (Used in) Capital
   and Related Financing Activities                            (116,431)          802,543              (34,799)
                                                             ----------       -----------           ----------
Net Increase (Decrease) in Cash and Cash Equivalents           (161,825)          757,726             (103,331)
Cash and cash equivalents at beginning of period                194,972 *          75,000              179,995
                                                             ----------       -----------           ----------
Cash and cash equivalents at end of period                   $   33,147 *     $   832,726 *         $   76,664
                                                             ==========       ===========           ==========

* Cash and cash equivalents include designated funds

    The accompanying notes are an integral part of these financial statements.

                                                                               7
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          On April 11, 1997, LILCO changed its year-end from December 31 to March 31. Subsequent to the LIPA/LILCO Merger, LIPA adopted a calendar year-end. Accordingly, unless otherwise indicated, references to June 30, 1999 and 1998 represent the three or six month periods ended June 30, 1999 and 1998, respectively. The financial information as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998 is unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the periods presented. Operating results for any of the periods presented are not necessarily indicative of results to be expected for the entire year due to the seasonal nature of the electric business.

          These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1999 and LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998. In addition, please refer to the discussion following in Note 2 regarding the change in control of LILCO on May 28, 1998.

          Recent Accounting Pronouncements
          In July 1999, the Financial Accounting Standards Board issued Financial Accounting Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferred as of the Effective Date of FAS 133," which deferred the effective date of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Accordingly, LIPA will defer their adoption until the new effective date. LIPA does not expect a material effect on the financial position, earnings or cash flows resulting from the adoption of this statement.

Note 2.   Merger/Change in Control

          On May 28, 1998, LIPA Acquisition Corp., a wholly-owned subsidiary of the Authority, was merged with and into LILCO (the "Merger") pursuant to an Agreement and Plan of Merger

                                                                               8
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          The former holders of LILCO's common stock, primarily individual public shareowners, became entitled to receive a pro-rata share of:
          (i) cash consideration of $2.497 billion; and (ii) 3,440,625 shares of the common stock of KeySpan, which were received by LILCO in exchange for the Transferred Assets. Pursuant to the Merger Agreement, the former holders of LILCO's common stock (other than holders of dissenting shares) were deemed to have subscribed for additional shares of the common stock of KeySpan, with an aggregate purchase price equal to the cash consideration. In order to effect the Merger, it was necessary to: (i) retire all shares of LILCO's preferred stock, whether by conversion, redemption or cancellation; and (ii) redeem certain of LILCO's bonds, at a cost to LIPA of approximately $1.557 billion. The cash consideration required for the Merger was obtained by the Authority from the proceeds of the issuance and sale of its Electric System General Revenue Bonds, Series 1998A and Electric System Subordinated Revenue Bonds, Series 1 through Series 6. The proceeds from the sale of the bonds were then transferred by the Authority to LIPA in exchange for a promissory note of approximately $4.949 billion. As a result of the Merger, there was a change in control of LILCO which effectively resulted in the creation of a new reporting entity, LIPA. Accordingly, the accompanying financial statements for the periods prior to May 28, 1998 are not comparable to the financial

                                                                               9
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

          statements presented subsequent to May 28, 1998. Therefore, a black line has been drawn on the Statements of Operations and the Statement of Cash Flows to distinguish between LIPA and LILCO balances and activity.

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

          The financial statements of LIPA include the push down of the Authority's basis, including costs related to the acquisition of the assets acquired and liabilities assumed. Because of the manner in which LIPA's rates and charges will be established by the Authority's Board of Trustees, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. In addition, as a wholly-owned subsidiary of the Authority, LIPA is exempt from Federal, state and local income taxes. Accordingly, adjustments were made by LIPA on May 28, 1998 to eliminate deferred tax assets and liabilities. The results of operations for the three and six months ended June 30, 1999 and for the period May 29, 1998 through June 30, 1998 do not include a provision for income taxes.

          Effective May 29, 1998, the Authority contracted with KeySpan, through certain of its subsidiaries, to provide operations and management services for LIPA's transmission and distribution system through a management services agreement ("MSA"). Therefore, LIPA pays KeySpan directly for their services and KeySpan, in turn, pays the salaries of their employees. LIPA has no employees, however LIPA is charged a management fee by the Authority to oversee LIPA's operations of which the salaries of the Authority's employees is a significant component. Through a power supply agreement ("PSA"), LIPA contracts for capacity and, to the extent necessary, energy from the fossil fired generating plants of KeySpan, formerly owned by LILCO. Energy and fuel are purchased by KeySpan on LIPA's behalf through an energy management agreement ("EMA") (collectively, the "Operating Agreements").

          The electric transmission and distribution system is located in the New York Counties of Nassau and Suffolk (with certain limited exceptions) and a small portion of Queens County known as the Rockaways. The service area is approximately 1,230 square miles and the population of the service area is approximately 2.75 million persons, including approximately 98,500 persons who reside in Queens County within the City of New York. LIPA receives approximately 49% of its revenues from residential sales, 48% from sales to commercial and

                                                                              10
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

          industrial customers, and the balance from sales to other utilities and public authorities.

          Discontinued Operations
          The statement of operations of LILCO for the period January 1, 1998 through May 28, 1998 and the period April 1, 1998 through May 28, 1998 have been prepared to present the gas business (as transferred to KeySpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of Accounting Principles Board Opinion No. 30.

          Income from discontinued operations includes revenue from the gas business of approximately $351.8 million and $79.9 million for the period January 1, 1998 through May 28, 1998 and the period April 1, 1998 through May 28, 1998, respectively.

Note 3.   Capitalization

          On January 4, 1999, LIPA redeemed $102.6 million of the NYSERDA Electric Facilities Revenue Bonds Series 1993B, 1994A, and 1995A, which were called for redemption prior to December 31, 1998.

          On March 1, 1999, the variable rate bonds listed below were converted to fixed interest rates of 5.15% on the Pollution Control Revenue Bonds ("PCRBs"), and 5.3% on the Electric Facilities Revenue Bonds ("EFRBs").

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

                                                                              11
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

                                                                              12
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

Note 5.   Contingencies

          Legal and Environmental Proceedings

          Except as discussed below, no significant changes have occurred with respect to legal and environmental contingencies as discussed in Note 13 of Notes to Financial Statements in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

          With respect to Shoreham Tax Matters, on July 26, 1999, the Appellate Division, Second Department overruled the lower court's decision and held that the Authority was not prohibited from enforcing any part of the judgment relating to real property tax refunds attributable to over assessments on the Shoreham Plant after the January 15, 1987 effective date of the LIPA Act. LIPA expects that Suffolk County will seek leave to appeal this decision to the State Court of Appeals sometime in August 1999.

          In July 1992, LILCO and the Authority separately commenced proceedings in the Supreme Court of the State of New York, County of Suffolk, against the Assessor and the Board of Assessment Review for the Town of Brookhaven, New York (the "Assessor") challenging the real property tax assessment on Shoreham for the 1992-93 tax year. On or about May 1, 1992, the Assessor had tentatively assessed Shoreham in an amount in excess of $156 million for the 1992-93 tax year. On April 22, 1996, the two proceedings were consolidated. On May 13, 1999, the Assessor moved to dismiss the proceedings on procedural grounds. Oral arguments were held on August 5, 1999. No decision has been rendered by the court as of the date of this filing.

          With respect to the action brought by the County of Suffolk entitled County of Suffolk v. KeySpan et al., this action was voluntarily discontinued by plaintiffs without prejudice. The plaintiffs refiled their claims related to executive compensation in the federal action entitled County of Suffolk et al. v. Long Island Power Authority which was filed on September 28, 1998.

          With respect to the Sylvester v. Catacosinos et al. action, the judge adopted the magistrate's recommendation that the complaint be dismissed with leave to replead for failure to make a demand. All discovery has been stayed.

          With respect to the class action brought against LILCO, LILCO's Retirement Income Plan and Robert X. Kelleher, the Plan Administrator, the court on August 13, 1999, approved the settlement agreement.

Note 6.   Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2")

          In June 1999, two co-tenants of NMP2 representing 57% of the ownership interest reached an agreement in principle to sell their interests to a single third party. The remaining co-tenants have 180 days to exercise their right of first refusal. Such sale is subject to the approval of, among

                                                                              13
Long Island Lighting Company d/b/a LIPA
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Six Months Ended June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

          others, the PSC. At this time, LIPA is unable to determine what effect, if any, this proposed change in ownership will have on its operating and financial results. Any such sale, however, will not affect LIPA's right to receive 18% of the plant's output.

Note 7.   Subsequent Events

          New York Power Pool Assessment

          As a member of the New York Power Pool ("NYPP"), LIPA is required to maintain generating capacity equal to 118% of its peak load. On July 6, 1999, LIPA set a new peak load of 4,590 MW, for which LIPA was unable to fully meet the NYPP requirement of 5,416 MW (118% of 4,590
          MW). As a result of this deficiency, LIPA is subject to an assessment by the NYPP of approximately $5 million in July.

Note 8.   Reclassifications

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

          General

          KeySpan Energy ("KeySpan"), through certain of its subsidiaries provides operations and management services for LIPA's transmission and distribution system through a management services agreement ("MSA"). LIPA contracts for capacity and to the extent necessary, energy from the fossil fuel fired generating plants formerly owned by Long Island Lighting Company ("LILCO") through a power supply agreement ("PSA") with KeySpan. Energy is purchased by KeySpan on LIPA's behalf through an energy management agreement ("EMA"), (collectively; the "Operating Agreements").

          As LIPA is a wholly owned subsidiary of the Authority and not an investor owned utility, the PSC does not have jurisdiction with respect to the determination of rates and charges. Rates and charges for LIPA are approved by the Authority's Board of Trustees. See Note 4
          - Rate Matters of Notes to the Financial Statements.

          The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling approximately $6.3 billion, and net deferred Federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. Because of the tax exempt status of LIPA, the results of operations for the three and six months ended June 30, 1999, and the period May 29, 1998 through June 30, 1998, do not include a provision for income taxes.

          Results of Operations

          Three and Six Months Ended June 30, 1999 and June 30, 1998

          Earnings

          The net losses for the three and six month periods ended June 30, 1999 were approximately $22.3 million and $60.3 million, respectively. These losses were principally due to the seasonal nature of the business, whereby revenues during these periods are significantly less than those expected to be generated during the summer cooling season. This, combined with the fact that the majority of LIPA's costs (other than fuel, for which there is a separate rate mechanism, see the FPPCA discussed below) are either fixed, or charged in accordance with contractual terms specified by the MSA and the PSA, resulted in a net loss during these periods.

          For the three and six months ended June 30, 1998, earnings were enhanced as a result of the change in the method of amortizing the Rate Moderation Component ("RMC") to eliminate the effects of seasonality on monthly operating income, as more fully discussed in the section entitled "Rate Moderation Component".

          Electric Revenues

          The decrease in revenues of approximately $23.6 million and $103.7 million for the three and six months ended June 30, 1999, respectively, when compared to the same period in 1998, was principally the result of the rate reduction (approximately 20%), for virtually all customers, effective May 29, 1998. Partially offsetting the reduction in revenues was an increase in sales to existing customers which is attributable to a strong and growing economy and price elasticity reflecting the effect of LIPA's 20% rate reduction. In addition, there has been a slight increase in the number of customers relative to the same period last year.

          Fuel and Purchased Power

          Fuel and purchased power expense for the three and six months ended June 30, 1999 and 1998, were as follows:

                              Three Months Ended           Six Months Ended
                                   June 30,                     June 30,
                             1999          1998           1999          1998
                         (in millions) (in millions) (in millions) (in millions)
                         ------------- ------------ -------------  -------------
          Oil              $     25      $    27      $     67      $      70
          Gas                    56           43            76             75
          Nuclear                 2            2             4              4
          Purchased power        76           87           151            176
                           --------      -------      --------       --------
                                159          159           298            325
          FPPCA                  12            -            27              -
                           --------      -------      --------       --------
                 Total     $    171      $   159      $    325       $    325
                           ========      =======      ========       ========

          Electric Energy Available

          The percentage of total electric energy available, by type of fuel, for electric operations for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                                              16

                                    Three Months Ended                        Six Months Ended
                                          June 30,                               June 30,
                                 1999                 1998                1999                1998
                             ------------         ------------        ------------        ------------
(Mwh = Megawatt hours)
                              Mwh       %          Mwh       %         Mwh       %         Mwh       %
                              ---       -          ---       -         ---       -         ---       -
Oil                            870      19          812      19       2,652      30       2,017     24
Gas                          1,944      43        1,512      36       2,729      30       2,357     28
Nuclear                        327       7          136       3         771       9         530      6
Purchased                    1,414      31        1,738      42       2,828      31       3,499     42
                             -----     ---        -----     ---       -----     ---       -----    ---
      Total                  4,555     100        4,198     100       8,980     100       8,403    100
                             =====     ===        =====     ===       =====     ===       =====    ===


          Variations in the fuel mix used to satisfy energy requirements on LIPA's system are primarily the result of changes in the cost of each particular commodity relative to the other commodities and the availability of import capacity on LIPA's transmission interconnections. In May of this year, LIPA's import capacity was reduced by approximately 1/3 as a result of a transformer failure on one of its interconnections. The interconnection is expected to be back at full capacity prior to the cooling season of 2000. As a result, LIPA was required to satisfy its requirements with more expensive on-island generation from fossil fired power plants on Long Island, formerly owned by LILCO. For the three months ended June 30, 1999, the decreasing price of gas and the reduced import capability resulted in a larger percentage of LIPA's requirements being satisfied with gas generated energy when compared to the same period last year. For the six months ended June 30, 1999, generation with oil increased over the same period last year as oil was more economical than other fuels, and as a result of the reduced import capacity.

          Variations in fuel and purchased power expenses have a minimal impact on operating results as LIPA's current rate structure includes a mechanism (the FPPCA mechanism) which requires LIPA to return to customers or allows LIPA to recover from customers, actual fuel costs which fall outside of the fuel cost tolerance band, which is defined as 1% higher and 1% lower than the base cost of fuel collected through rates. These percentages increase to two percent in 2000 and continue to increase in one percent increments annually thereafter. To insure that LIPA's customers will receive the lowest cost energy available, the operating agreements provide KeySpan with incentives to support that goal, and penalties when such goals are not satisfied.

          Fuel expense for the three months ended June 30, 1999 increased when compared to the same period of the prior year, principally as a result of a 6% increase in sales, increased on-island generation, incentives recognized and fees paid to KeySpan to manage the fuel and purchased power supplies in accordance with the EMA, and the recognition of a $12 million expense associated with the FPPCA mechanism. This increase was minimized by lower oil prices relative to the same period in 1998.

          Fuel expense for the six months ended June 30, 1999 was equal to that of the same period of the prior year, despite a 5% increase in sales and increased on-island generation, primarily as a result of lower oil and gas prices relative to the same period last year. The lower oil and gas prices were offset by incentives recognized and fees paid to KeySpan to manage the fuel and purchased power supplies in accordance with the EMA, and the recognition of $27 million of expense associated with the FPPCA mechanism.

                                                                              17
          Operations and Maintenance

          Operations and Maintenance ("O&M") expenses, excluding fuel and purchased power, increased approximately $63.2 million and $131.0 million during the three and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. The increase is primarily due to the fact that LILCO classified expenses such as depreciation and amortization, property taxes and other operating taxes separately. These costs are incurred by LIPA as part of the costs of contracts with KeySpan for the management of LIPA's assets and are classified as O&M expense by LIPA. In addition, there were charges incurred by LIPA related to the overhead expenses of the Authority.

          Depreciation and Amortization

          Depreciation and amortization expense increased approximately $12.1 million and $30.8 million during the three and six month periods ended June 30, 1999, respectively, when compared to the same period of the prior year. These increases were primarily due to the amortization of the acquisition adjustment which totals approximately $10 million per month and were partially offset by the absence of depreciation expense on LILCO's non-nuclear generating assets, which is included in O&M as a component of the PSA billings.

          Operating Taxes

          Operating taxes decreased approximately $30.6 million and $61.9 million during the three and six months ended June 30, 1999, respectively, when compared to the same period in 1998, principally as a result of the decrease in revenue taxes resulting from lower revenues primarily due to the 20% rate reduction, a decrease in the gross income tax rate, and the absence of property and payroll taxes related to the operation of the non-nuclear generating facilities of LILCO. These decreases were partially offset by PILOTs on the Shoreham Nuclear Power Station (LILCO was able to capitalize these PILOTs under its electric rate structure).

          Regulatory Amortization

          For the three and six months period ended June 30, 1999, the amortization of various regulatory assets and liabilities were not recorded as a result of the adjustments made on May 29, 1998, to eliminate the related regulatory assets and liabilities.

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

          In April 1998, the PSC authorized a revision to LILCO's method for recording its monthly RMC amortization. Prior to this revision, the amortization of the annual level of RMC was recorded monthly on a straight-line, levelized basis over LILCO's rate year which ran from December 1 to November 30. However, revenue requirements fluctuated from month to month based upon consumption, which is greatly impacted by the effects of weather. Under the revised method, effective December 1, 1997, the monthly amortization of the annual RMC level varied based upon each month's forecasted revenue requirements, which more closely aligned such amortization with LILCO's cost of service. As a result of this change, for the three and six months ended June 30, 1998, LILCO recorded approximately $51.5 million and $103.0 million more, respectively, of non-cash RMC credits to income than it would have under the previous method.

          Federal Income Tax

          The decrease in Federal income tax expense for the three and six months ended June 30, 1999, when compared to the same period in 1998, is due to the fact that LIPA is exempt from Federal income taxes.

          Other Income and Deductions

          Other income and deductions contributed to income approximately $25.8 million and approximately $21.4 million more for the three and six months ended June 30, 1999, respectively, when compared to the same period in 1998, primarily due to merger related expenses recognized by LILCO in May 1998, partially offset by the absence, in 1999, of carrying charges on regulatory assets.

          Interest Expense

          Interest expense decreased for the three and six months ended June 30, 1999, by approximately $18.8 million and $39.7 million, respectively, compared to the same periods in 1998. These decreases are principally attributable to the lower borrowing rates of LIPA relative to the borrowing rates of LILCO. The decrease in interest expense was partially offset by the higher levels of debt that LIPA had outstanding during these periods, when compared to LILCO during the same periods in 1998. The increase in the level of debt is due to the fact that LIPA's entire capital structure is debt, where LILCO's capitalization structure was composed of debt, common stock and preferred stock. As a result, the entire cost of LIPA's capital is reflected in interest expense, where LILCO's cost of capital was reflected in interest expense and common and preferred stock dividends.

          Liquidity and Capital Resources

          Liquidity

          Since May 29, 1998, LIPA has received approximately $6.7 billion from the Authority to finance the Merger, as more fully discussed in Note 7 of Notes to Financial Statements included in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, in exchange for a promissory note. All cash from customer payments and other sources is collected by the Authority. All of LIPA's obligations are paid by the Authority on LIPA's behalf. Accordingly, all operating cash amounts are held at the Authority. Cash collections and disbursements by the Authority on LIPA's behalf increase or decrease amounts due the Authority by LIPA. LIPA has repaid approximately $744.6 million of its debt to the Authority because cash collected by the Authority from customers and other sources since May 29, 1998 has exceeded cash paid on LIPA's behalf by the Authority.

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

          During the six months ended June 30, 1999, LIPA retired prior to maturity, with cash on hand, $132.7 million of outstanding NYSERDA bonds which were assumed from LILCO as part of the

                                                                              19
          Merger.

          At June 30, 1999, the Authority's and LIPA's cash and cash equivalents amounted to approximately $851.1 million. In addition, LIPA has designated funds aggregating $33.1 million on hand, $9.6 million of which are available to fund capital expenditures. LIPA estimates that capital expenditures will total approximately $70 million for the remainder of 1999. Funding for such expenditures will be provided by the Authority which intends to issue new debt in 1999 that will be designated by the Board of Trustees to replenish the capital expenditures fund.

          LIPA believes that cash from operations for 1999 will be sufficient to meet its operating, capital and debt service requirements; however, as noted above, LIPA will access the capital markets in 1999 in order to finance its capital expenditures. In addition, LIPA will refinance higher cost debt if conditions prove favorable.

          LIPA estimates that for the remainder of 1999 debt maturities will total approximately $469 million. Of the $469 million, $397 million was received in June by LIPA from KeySpan in accordance with the terms of the promissory note (LIPA subsequently made the $397 million payment to the bondholders on July 15, 1999). The Authority will use cash generated from operations to satisfy $71 million of the remaining maturities. An additional $1 million is due from KeySpan in order to satisfy LIPA's sinking fund requirement later this year.

          The Authority also expects to use cash from operations to make optional redemptions of debt in 1999. Such actions are consistent with the Authority's plan to retire in 16 years, the approximately $4 billion it borrowed to purchase the Shoreham regulatory assets from LILCO.

          On May 29, 1998, LIPA began issuing credits to the bills of customers arising from the proposed settlement of the Shoreham Property Tax Litigation. Credits will be issued over the five years after May 29, 1998, in the total amount of $106.3 million for Suffolk County customers and $208 million for Nassau County and Rockaway customers. The Authority has issued $145.7 million of bonds and has proposed to issue additional bonds over the next four years to finance the cost of the proposed settlement. Beginning in May 2004, a surcharge will be levied upon the Suffolk County customers in order to repay the bonds. See Note 13 of Notes to Financial Statements - Shoreham Tax Matters, included in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998.

          Capital Requirements

          Capital expenditures are expected to be made by LIPA in the ordinary course of business for purposes of the normal upgrading and expansion of the T&D System. LIPA considers the T&D System to be adequate and in good condition. The actual amount and timing of future financing will depend upon actual capital expenditures, the timeliness and adequacy of rate increases, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements. The Authority believes that the amount of capital expenditures budgeted to be made in 1999 is adequate to maintain system reliability and insures customer and employee safety.

          Impact of Year 2000

          The Authority recently purchased new computer software to support certain activities of LIPA and believes that these systems are Year 2000 compliant. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial position. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on LIPA. LIPA has had discussions with their largest vendor, KeySpan, which is responsible for the management and operation of LIPA's transmission and distribution system, and KeySpan has indicated that it has completed the testing and remediation of critical systems to ensure no disruptions in service or the supply of electricity to LIPA's customers. KeySpan's computer applications are generally based on two digits and have required some additional programming to recognize the start of the new millennium. A corporate-wide program has been established by KeySpan to review all software, hardware, embedded systems and associated compliance plans of KeySpan and its subsidiaries. The program includes both information technology (IT) and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. The critical areas of operations are being addressed through a business process review methodology. Each of KeySpan's critical business and service processes is being reviewed to: identify and inventory sub-components; assess for Year 2000 compliance; establish repair plans as necessary; and test in a Year 2000 environment. As of July 1, 1999, inventory, assessment, repair, testing and the development of contingency plans for these service critical processes have been completed. Remediation of other business critical systems, which includes metering, and certain financial and accounting systems is 96% complete, and testing is 90% complete. Testing of the last of these systems will be complete by November 1, 1999.

          Vendors and business partners needed to support the critical processes of KeySpan are also being reviewed for their Year 2000 readiness. At this time, none of these vendors have indicated to KeySpan that they will be materially affected by the Year 2000 issue. However, many vendors and business partners have not responded to repeated requests for their year 2000 readiness status. Included in the company's overall contingency plans, are contingency plans that address vendor and business partners year 2000 risk.

          Risk Scenarios and Contingency Plans

          KeySpan has analyzed each of the critical processes to identify possible Year 2000 risks. Each critical process will be certified by the responsible corporate officer as being Year 2000 ready. However, the most reasonable likely worst case scenarios have been identified. Operating procedures are being reviewed to ensure that risks are minimized when entering the Year 2000 and other high risk dates. Contingency plans have been developed to address possible failure points in each critical process. Testing of these contingency plans will be performed internally, as well as with neighboring utilities and business partners.

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

          Certain electric system components such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to be affected by the Year 2000 issue. KeySpan has inventoried electric system components and developed a plan to certify mission critical process as Year 2000 ready. Contingency plans have been developed, where appropriate, for loss of critical system elements.

          Loss of telecommunications:

          KeySpan has a substantial dependency on many telecommunication systems and services for both internal and external communication providers. External communications with the public and the ability of customers to contact KeySpan in cases of emergency response, are essential. KeySpan intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans address methods for manually monitoring these functions and/or utilizing alternative communication methods.

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

          KeySpan believes that, with modifications to existing software and conversions to new hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions do not perform as expected, and contingency plans fail the Year 2000 issue could have a material adverse impact on the operations of LIPA.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          No material changes have occurred in this section as of June 30, 1999 from the information provided in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

Part II. OTHER INFORMATION

Item 1.   Legal proceedings

          Except as discussed below, no significant changes have occurred with respect to legal proceedings as discussed in Item 1. Business - Shoreham Tax Matters and Item 3. Legal Proceedings in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

          With respect to Shoreham Tax Matters, on July 26, 1999, the Appellate Division, Second Department overruled the lower court's decision and held that the Authority was not prohibited from enforcing any part of the judgment relating to real property tax refunds attributable to over assessments on the Shoreham plant after the January 15, 1987 effective date of the LIPA Act. LIPA expects that Suffolk County will seek leave to appeal this decision to the State Court of Appeals sometime in August 1999.

          In July 1992, LILCO and the Authority separately commenced proceedings in the Supreme Court of the State of New York, County of Suffolk, against the Assessor and the Board of Assessment Review for the Town of Brookhaven, New York (the "Assessor") challenging the real property tax assessment on Shoreham for the 1992-93 tax year. On or about May 1, 1992, the Assessor had tentatively assessed Shoreham in an amount in excess of $156 million for the 1992-93 tax year. On April 22, 1996, the two proceedings were consolidated. On May 13, 1999, the Assessor moved to dismiss the proceedings on procedural grounds. Oral arguments were held on August 5, 1999. No decision has been rendered by the court as of the date of this filing.

          With respect to the action brought by the County of Suffolk entitled County of Suffolk v. KeySpan et al., this action was voluntarily discontinued by plaintiffs without prejudice. The plaintiffs refiled their claims related to executive compensation in the federal action entitled County of Suffolk et al. v. Long Island Power Authority which was filed on September 28, 1998.

          With respect to the Sylvester v. Catacosinos et al. action, the judge adopted the magistrate's recommendation that the complaint be dismissed with leave to replead for failure to make a demand. All discovery has been stayed.

          With respect to the class action brought against LILCO, LILCO's Retirement Income Plan and Robert X. Kelleher, the Plan Administrator, the court on August 13, 1999, approved the settlement agreement.


Item 2.   Changes in securities and use of proceeds

          None

                                                                              23
Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and reports on form 8-K

         (A)   Exhibits

         27    Financial Data Schedule.

         (B)   Reports on Form 8-K

               No reports on Form 8-K were filed during the six months ended June 30, 1999.

                                                                              24
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 16, 1999              LONG ISLAND LIGHTING COMPANY d/b/a LIPA
                                    (Registrant)



                                    /s/ David P. Warren
                                    -----------------------
                                    David P. Warren
                                    Chief Financial Officer