Form 10-Q
period 1999-09-30
LONG ISLAND LIGHTING CO
filed 1999-11-15
CIK 60251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file number 1-3571

                     LONG ISLAND LIGHTING COMPANY d/b/a LIPA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                   11-1019782
-----------------------------------------------         --------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)

333 Earle Ovington Boulevard, Suite 403, Uniondale, New York          11553
--------------------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (516) 222-7700
                                                           -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                               Yes X    No
                                  ---      ---

The total number of shares of the registrant's Common Stock $1 par value, outstanding on November 15, 1999, was 1.


                     Long Island Lighting Company d/b/a LIPA

                                                                                                   Page No.

Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Statements of Operations                                                           2-3

                  Balance Sheet                                                                      4-5

                  Statement of Cash Flows                                                              6

                  Notes to Financial Statements                                                     7-13

         Item 2 - Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                                    14-22

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                          23

Part II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                   23

         Item 2 - Changes in Securities and Use of Proceeds                                           23

         Item 3 - Defaults upon Senior Securities                                                     23

         Item 4 - Submission of Matters to a Vote of Security Holders                                 23

         Item 5 - Other Information                                                                   24

         Item 6 - Exhibits and Reports on Form 8-K                                                    24

         Signature                                                                                    25


PART I.  FINANCIAL INFORMATION
ITEM I.   Financial Statements

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
                                   (Unaudited)
           (Thousands of Dollars - Except Average Shares Outstanding)






                                                                                    Three Months      Three Months
                                                                                       Ended             Ended
                                                                                   September 30,     September 30,
                                                                                        1999              1998
                                                                                   -------------     -------------

Revenue - Electric                                                                    $   737,265       $   693,698

Expenses
Operations - fuel and purchased power                                                     210,019           180,808
Operations and maintenance                                                                185,876           194,060
Depreciation and amortization                                                              52,334            50,479
Operating taxes                                                                            61,935            72,305
Customer rebates                                                                                5                 -
                                                                                     -------------     -------------
Total Expenses                                                                            510,169           497,652
                                                                                     -------------     -------------
Operating Income                                                                          227,096           196,046
                                                                                     -------------     -------------


Other Income and (Deductions)
Other, net                                                                                  1,348             9,915
                                                                                     -------------     -------------
Total Other Income and (Deductions)                                                         1,348             9,915
                                                                                     -------------     -------------

Income Before Interest Charges                                                            228,444           205,961
                                                                                     -------------     -------------

Interest Charges and (Credits)
Interest on long-term debt, net                                                             1,295            41,821
Interest on advances from and note payable
    to the Authority                                                                       72,163            56,770
Other interest                                                                              8,644             3,915
Allowance for borrowed funds used during construction                                        (602)             (527)
                                                                                     -------------     -------------
Total Interest Charges                                                                     81,500           101,979
                                                                                     -------------     -------------

Net Income                                                                            $   146,944       $   103,982
                                                                                     -------------     -------------
Average Common Shares Outstanding                                                               1                 1
Basic and Diluted Earnings Per Common Share                                                   N/A               N/A




The accompanying notes are an integral part of these financial statements.

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Operations
                                   (Unaudited)
                (Thousands of Dollars - Except Share Information)



                                                                           LIPA                          LILCO
                                                            --------------------------------    ------------------------
                                                              Nine Months
                                                                 Ended         May 29, 1998 to
                                                             September 30,      September 30,         January 1, 1998 to
                                                                  1999               1998                May 28, 1998
                                                            -----------------------------------------------------------
Revenue - Electric                                            $  1,721,963        $   896,437           $      885,693

Expenses
Operations - fuel and purchased power                              534,911            247,595                  257,786
Operations and maintenance                                         520,622            228,743                  169,076
Depreciation and amortization                                      157,387             68,434                   56,490
Base financial component amortization                                    -                  -                   41,257
Rate moderation component amortization                                   -                  -                  (82,268)
Regulatory liability component amortization                              -                  -                  (36,191)
Other regulatory amortization                                            -                  -                   14,418
Operating taxes                                                    184,389            103,354                  153,288
Customer rebates                                                       178                  -                        -
Federal income tax - current                                             -                  -                  (75,004)
Federal income tax - deferred and other                                  -                  -                   44,554
                                                              -------------       ------------          ---------------
Total Expenses                                                   1,397,487            648,126                  543,406
                                                              -------------       ------------          ---------------
Operating Income                                                   324,476            248,311                  342,287
                                                              -------------       ------------          ---------------
Other Income and (Deductions)
Other, net                                                           4,913             15,311                  (23,297)
Allowance for other funds used during construction                       -                  -                      948
Federal income tax - current                                             -                  -                  (67,543)
Federal income tax - deferred and other                                  -                  -                  (22,442)
                                                              -------------       ------------          ---------------
Total Other Income and (Deductions)                                  4,913             15,311                 (112,334)
                                                              -------------       ------------          ---------------

Income from Continuing Operations
    Before Interest Charges                                        329,389            263,622                  229,953
                                                              -------------       ------------          ---------------

Interest Charges and (Credits)
Interest on long-term debt, net                                      3,496             55,903                  143,989
Interest on advances from and note payable to
    the Authority                                                  215,703             77,333                        -
Other interest                                                      25,273              4,585                   23,181
Allowance for borrowed funds used during construction               (1,773)              (690)                  (1,625)
                                                              -------------       ------------          ---------------
Total Interest Charges                                             242,699            137,131                  165,545
                                                              -------------       ------------          ---------------

Income from continuing operations                                   86,690            126,491                   64,408

Income from discontinued operations net of
    taxes of zero, zero and ($20,915), respectively                      -                  -                   50,134
                                                              -------------       ------------          ---------------

Net Income                                                          86,690            126,491                  114,542
Preferred stock dividend requirements                                    -                  -                   20,984
                                                              -------------       ------------          ---------------
Earnings for Common Stock                                       $   86,690        $   126,491            $      93,558
                                                              -------------       ------------          ---------------
Average Common Shares Outstanding                                        1                  1              121,534,827
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

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                                                                                      1999              1998
                                                                                  (unaudited)
                                                                                -----------------  ----------------

Assets

Utility Plant
Generation - nuclear                                                                  $  663,596         $ 662,893
Transmission and distribution                                                          1,433,930         1,385,099
Common                                                                                     2,738             3,827
Construction work in progress                                                             52,283            52,897
Nuclear fuel in process and in reactor                                                    17,052            17,053
                                                                                -----------------  ----------------
                                                                                       2,169,599         2,121,769
Less- Accumulated depreciation and amortization                                           95,741            50,287
                                                                                -----------------  ----------------
Total Net Utility Plant                                                                2,073,858         2,071,482
                                                                                -----------------  ----------------

Current Assets
Customer accounts receivable (less allowance for doubtful
   accounts of $19,480 and $20,211, respectively)                                        199,730           119,161
Accrued unbilled revenues                                                                 69,076            78,414
Other accounts receivable                                                                 10,491            10,096
Promissory note receivable                                                                 1,000           398,000
Prepayments and other current assets                                                      34,393            28,583
                                                                                -----------------  ----------------
Total Current Assets                                                                     314,690           634,254
                                                                                -----------------  ----------------

Promissory Note Receivable                                                               646,902           646,902
                                                                                -----------------  ----------------

Designated Funds                                                                          21,390           194,972
                                                                                -----------------  ----------------

Nonutility Property and Other Investments                                                 19,938            19,410
                                                                                -----------------  ----------------

Deferred Charges                                                                          79,867            78,507
                                                                                -----------------  ----------------

Acquisition Adjustment (net of accumulated amortization
   of $156,733 and $68,766, respectively)                                              3,938,923         4,026,956
                                                                                -----------------  ----------------

Total Assets                                                                         $ 7,095,568        $7,672,483
                                                                                -----------------  ----------------



The accompanying notes are an integral part of these financial statements.

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                                  Balance Sheet
                             (Thousands of Dollars)





                                                                                 September 30,       December 31,
                                                                                      1999              1998
                                                                                  (unaudited)
                                                                                -----------------  ----------------

Capitalization and Liabilities

Capitalization
Long-term debt                                                                        $  650,527         $ 778,075
Note Payable - the Authority                                                           3,704,017         5,355,085
Due to the Authority                                                                   2,373,951           855,684
Retained earnings (accumulated deficit)                                                    6,709           (79,981)
                                                                                -----------------  ----------------
Total Capitalization                                                                   6,735,204         6,908,863
                                                                                -----------------  ----------------


Current Liabilities
Current maturities of long-term debt                                                       1,278           398,000
Due to the Authority                                                                     150,895            70,880
Due to KeySpan                                                                            50,048            75,085
Accounts payable and accrued expenses                                                     34,299            35,921
Accrued taxes                                                                             40,070            79,021
Accrued interest                                                                          12,218            29,851
Customer deposits                                                                         22,749            23,205
                                                                                -----------------  ----------------
Total Current Liabilities                                                                311,557           711,963
                                                                                -----------------  ----------------

Deferred Credits                                                                          37,584            34,059
                                                                                -----------------  ----------------

Claims and Damages                                                                        11,223            17,598
                                                                                -----------------  ----------------

Commitments and Contingencies
                                                                                -----------------  ----------------

Total Capitalization and Liabilities                                                 $ 7,095,568        $7,672,483
                                                                                -----------------  ----------------



The accompanying notes are an integral part of these financial statements.

                     Long Island Lighting Company d/b/a LIPA
         (a wholly owned subsidiary of the Long Island Power Authority)
                             Statement of Cash Flows
                                   (Unaudited)
                             (Thousands of Dollars)



                                                                       LIPA                         LILCO
                                                         -------------------------------      -----------------
                                                          Nine Months
                                                             Ended       May 29, 1998 to
                                                         September 30,     September 30,      January 1, 1998 to
                                                             1999              1998             May 28, 1998
                                                         -------------   ---------------      -----------------

Operating Activities

Net Income                                                 $     86,690     $     126,491        $     114,542
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
Depreciation and amortization                                   157,387            68,434               68,326
Base financial component amortization                                 -                 -               41,257
Rate moderation component amortization                                -                 -              (82,268)
Regulatory liability component amortization                           -                 -              (26,977)
Provision for fuel and purchased power cost adjustment            1,850                 -                    -
Other regulatory amortization                                         -                 -               18,208
Rate moderation component carrying charges                            -                 -              (12,200)
Class Settlement                                                      -                 -                5,226
Amortization of cost of issuing and redeeming securities          5,961               264               12,903
Federal income tax - deferred and other                               -                 -              (12,487)
Allowance for other funds used during construction                    -                 -                2,390
Pensions and Other Post Retirement Benefits                           -                 -               23,066
1989 settlement credits amortization                                  -                 -               (9,213)
Gas Cost Adjustment                                                   -                 -                4,119
Other                                                            20,725              (437)              60,433
Changes in operating assets and liabilities
    Accounts receivable, net                                    (80,964)          (64,702)              12,688
    Accrued unbilled revenues                                     9,338           (11,791)              68,233
    Materials and supplies, fuel oil and gas in storage               -                 -               39,386
    Accounts payable and accrued expenses                        (1,622)                -              (39,007)
    Due to KeySpan                                              (25,037)          457,386                    -
    Pensions and other post retirement benefits                       -                 -             (250,000)
    Accrued taxes                                               (38,951)           75,734               12,615
    Accrued interest                                            (17,633)           52,331              (52,197)
    Class Settlement                                                  -                 -              (19,156)
    Special deposits                                                  -                 -               37,498
    Other                                                       (31,135)          (12,620)             (67,969)
                                                           -------------    --------------       --------------
Net Cash Provided by (Used in) Operating Activities              86,609           691,090              (50,584)
                                                           -------------    --------------       --------------

Investing Activities
Shoreham post settlement costs                                        -                 -              (16,271)
Merger costs, net of cash transferred                                 -           (61,789)                   -
Other                                                                 -                 -               (1,677)
                                                           -------------    --------------       --------------
Net Cash Used in Investing Activities                                 -           (61,789)             (17,948)
                                                           -------------    --------------       --------------


Capital and Related Financing Activities
Construction and nuclear fuel expenditures                      (71,797)          (31,769)            (122,229)
Proceeds from promissory note receivable                        397,000                 -                    -
Proceeds from sale of common stock                                    -                 -                8,738
Acquisition of common stock                                           -        (2,497,500)                   -
Issuance of notes payable                                             -                 -              350,000
Net proceeds from Authority loan                              1,598,282         4,949,528                    -
Repayment of note payable-Authority                          (1,651,068)         (831,928)                   -
Redemption of long-term debt                                   (532,608)       (1,186,000)            (100,000)
Issuance of preferred stock                                           -                 -               75,000
Redemption  of preferred stock                                        -          (221,600)            (116,390)
Bond issuance costs                                                   -           (48,316)                   -
Preferred stock dividends paid                                        -                 -              (18,659)
Common stock dividends paid                                           -                 -             (108,179)
Other                                                                 -            (3,990)              (3,080)
                                                           -------------    --------------       --------------
Net Cash (Used in) Provided by Capital
    and Related Financing Activities                           (260,191)          128,425              (34,799)
                                                           -------------    --------------       --------------
Net (Decrease) Increase in Cash and Cash Equivalents           (173,582)          757,726             (103,331)
Cash and cash equivalents at beginning of period                194,972 *          75,000              179,995
                                                           -------------    --------------       --------------
Cash and cash equivalents at end of period                 $     21,390 *   $     832,726 *      $      76,664
                                                           =============    ==============       ==============

* Cash and cash equivalents include designated funds




The accompanying notes are an integral part of these financial statements.

Long Island Lighting Company d/b/a LIPA                                        7
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

          As used herein, the term "LILCO" refers to the Long Island Lighting Company, the publicly owned gas and electric utility company as it existed prior to the LIPA/LILCO Merger, as described in Note 2, and the term "LIPA" refers to that company as it exists after the LIPA/LILCO Merger, as a wholly-owned electric utility subsidiary company of the Long Island Power Authority (the "Authority"), doing business as LIPA.

          The Authority was established as a corporate municipal instrumentality of the State of New York, constituting a political subdivision of the State, created by Chapter 517 of the Laws of 1986 (the "LIPA Act"). As such, it is a component unit of the State and is included in the State's annual financial statements.

          On April 11, 1997, LILCO changed its year-end from December 31 to March 31. Subsequent to the LIPA/LILCO Merger, LIPA adopted a calendar year-end. Accordingly, unless otherwise indicated, references to September 30, 1999 and 1998 represent the three or nine month periods ended September 30, 1999 and 1998, respectively. The financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998 is unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements for the periods presented. Operating results for any of the periods presented are not necessarily indicative of results to be expected for the entire year due to the seasonal nature of the electric business.

          These Notes to Financial Statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1999 and LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998. In addition, please refer to the discussion following in Note 2 regarding the change in control of LILCO on May 28, 1998.

          Recent Accounting Pronouncements

          In July 1999, the Financial Accounting Standards Board issued Financial Accounting Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. LIPA will defer its adoption until the new effective date. LIPA does not expect a material effect on the financial position, earnings or cash flows resulting from the adoption of this pronouncement.

          Reclassifications

          Certain prior period amounts have been reclassified in the financial statements to conform with the current period presentation.

Long Island Lighting Company d/b/a LIPA                                        8
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

Long Island Lighting Company d/b/a LIPA                                        9
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          The financial statements of LIPA include the push down of the Authority's basis, including costs related to the acquisition of the assets acquired and liabilities assumed. Because of the manner in which LIPA's rates and charges will be established by the Authority's Board of Trustees, the original net book value of the transmission and distribution and nuclear generation assets acquired in the Merger is considered to be their fair value. The excess of the acquisition costs over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35 year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling $6.3 billion, and net deferred federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. In addition, as a wholly-owned subsidiary of the Authority, LIPA is exempt from Federal, state and local income taxes. Accordingly, adjustments were made by LIPA on May 28, 1998 to eliminate deferred tax assets and liabilities. The results of operations for the three and nine months ended September 30, 1999 and for the period May 29, 1998 through September 30, 1998 do not include a provision for income taxes.

          Effective May 29, 1998, the Authority contracted with KeySpan, through certain of its subsidiaries, to provide operations and management services for LIPA's transmission and distribution system and its interest in Nine Mile Point Nuclear Power Station, Unit 2 through a management services agreement ("MSA"). LIPA pays KeySpan directly for their services and KeySpan, in turn, pays the salaries of its employees. LIPA has no employees, however LIPA is charged a management fee by the Authority to oversee LIPA's operations of which the salaries of the Authority's employees are a significant component. Through a power supply agreement ("PSA"), LIPA contracts for capacity and, to the extent necessary, energy from the fossil fired generating plants of KeySpan, formerly owned by LILCO. Energy and fuel are purchased by KeySpan on LIPA's behalf through an energy management agreement ("EMA") (collectively, the "Operating Agreements").

          The electric transmission and distribution system is located in the New York Counties of Nassau and Suffolk (with certain limited exceptions) and a small portion of Queens County known as

Long Island Lighting Company d/b/a LIPA                                       10
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          Discontinued Operations

          The statement of operations of LILCO for the period January 1, 1998 through May 28, 1998 have been prepared to present the gas business (as transferred to KeySpan subsidiaries pursuant to the Merger Agreement) as a discontinued operation, in accordance with the provisions of Accounting Principles Board Opinion No. 30.

          Income from discontinued operations includes revenue from the gas business of approximately $351.8 million for the period January 1, 1998 through May 28, 1998.

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


                                                                           Balances
                                                                         Subsequent to
                                      Maturity                           Conversion
PCRBs
   1985 Series A                  March 1, 2016                           $  58,020
   1985 Series B                  March 1, 2016                              50,000

EFRBs
   1993 Series B                  November 1, 2023                           29,600
   1994 Series A                  October 1, 2024                             2,600
   1995 Series A                  August 1, 2025                             15,200

          Also, on March 1, 1999, LIPA redeemed $30.1 million of the NYSERDA Pollution Control Revenue Bonds, 1985 Series A.

Long Island Lighting Company d/b/a LIPA                                       11
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          The LIPA Act requires that any bond resolution of the Authority contain a covenant that it will at all times maintain rates, fees or charges sufficient to pay the costs of operation and maintenance of facilities owned or operated by the Authority; payments in lieu of taxes ("PILOTs"); renewals, replacements and capital additions; the principal of and interest on any obligations issued pursuant to such resolution as the same become due and payable, and to establish or maintain any reserves or other funds or accounts required or established by or pursuant to the terms of such resolution.

          LIPA's rates include the fuel and purchased power cost adjustment ("FPPCA") which adjusts rates to reflect significant changes in the cost of fuel, purchased power and related costs. The FPPCA is designed to ensure that LIPA will recover from or return to customers any fuel costs that fall outside an established base fuel and purchased power tolerance band. The tolerance band is equal to one percent above and one percent below LIPA's cost of fuel and purchased power for 1999. The tolerance band increases to two percent in 2000 and continues to increase in one percent increments annually thereafter. Expenses for fuel and purchased power costs in excess of or below this level will be recovered from or returned to customers beginning the following year. Should fuel and purchased power costs increase in excess of five percent cumulatively over the original base cost, the FPPCA will recover, from that year forward, all costs in excess of the original base cost.

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

          The LIPA Act requires LIPA to make PILOTs for certain New York State and local revenue

Long Island Lighting Company d/b/a LIPA                                       12
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

          With respect to Shoreham Tax Matters, on July 26, 1999, the Appellate Division, Second Department, overruled the lower court's decision and held that the Authority was not prohibited from enforcing any part of the judgment relating to real property tax refunds attributable to over assessments on the Shoreham Plant after the January 15, 1987 effective date of the LIPA Act. On August 24, 1999, Suffolk County filed a motion with the Appellate Division to reargue and/or for permission to appeal this decision to the State Court of Appeals. On October 14, 1999, the Appellate Division denied the motion. LIPA expects that Suffolk County will file a motion with the Court of Appeals for permission to appeal the Appellate Division's July 26, 1999 decision to the Court of Appeals.

          In July 1992, LILCO and the Authority separately commenced proceedings in the Supreme Court of the State of New York, County of Suffolk, against the Assessor and the Board of Assessment Review for the Town of Brookhaven, New York (the "Assessor") challenging the real property tax assessment on Shoreham for the 1992-93 tax year. On or about May 1, 1992, the Assessor had tentatively assessed Shoreham an amount in excess of $156 million for the 1992-93 tax year. On April 22, 1996, the two proceedings were consolidated. On May 13, 1999, the Assessor moved to dismiss the proceedings on procedural grounds. Oral arguments were held on August 5, 1999. On October 20, 1999, the court declined to dismiss the proceedings.

          With respect to the action brought by the County of Suffolk entitled County of Suffolk v. KeySpan et al., this action was voluntarily discontinued by plaintiffs without prejudice. The plaintiffs refiled their claims related to executive compensation in the federal action entitled County of Suffolk et al. v. Long Island Power Authority, which was filed on September 28, 1998.

          With respect to the Sylvester v. Catacosinos et al. action, U.S. District Court approved a stipulation of the parties dismissing the action with prejudice.

Long Island Lighting Company d/b/a LIPA                                       13
(a wholly owned subsidiary of the Long Island Power Authority)

Notes to Financial Statements
For the Nine Months Ended September 30, 1999
(Unaudited)
--------------------------------------------------------------------------------


Note 6.   Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2")

          In June 1999, two co-tenants of NMP2 representing 57% of the ownership interest reached an agreement in principle to sell their interests to a single third party. The remaining co-tenants have 180 days to exercise their right of first refusal. Such sale is subject to the approval of, among others, the PSC. At this time, LIPA is unable to determine what effect, if any, this proposed change in ownership will have on its operating and financial results. Any such sale, however, will not affect LIPA's right to receive 18% of the plant's output.

Note 7.  Subsequent Events

         On October 27, 1999, LIPA entered into an agreement with KeySpan, whereby KeySpan advanced approximately $47.2 million of its promissory note payable to LIPA, including interest, to be used to fund the optional redemption of New York State Research and Development Authority Pollution Control Revenue Funding Bonds 1976 Series A and 1979 Series B totaling $26.4 million and $19.1 million, respectively. These funds are to be held in escrow by LIPA until December 1, 1999, at which time, LIPA will call such debt at par.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cautionary Statement Regarding Forward-Looking Statements

         This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1996. In this respect, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. A number of important factors affecting the Registrant's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include regulatory rate proceedings, competition, and certain legal and environmental matters each as discussed herein, in the Registrant's Annual Report on Form 10-K, for the nine months ended December 31, 1998, or in other reports filed by the Registrant with the Securities and Exchange Commission.

         General

         KeySpan Energy ("KeySpan"), through certain of its subsidiaries provides operations and management services for LIPA's transmission and distribution system and LIPA's interest in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2") through a management services agreement ("MSA"). LIPA contracts for capacity and to the extent necessary, energy from the fossil fuel fired generating plants formerly owned by Long Island Lighting Company ("LILCO") through a power supply agreement ("PSA") with KeySpan. Energy and fuel is purchased by KeySpan on LIPA's behalf through an energy management agreement ("EMA"), (collectively; the "Operating Agreements").

         As LIPA is a wholly owned subsidiary of the Authority and not an investor owned utility, the PSC does not have jurisdiction with respect to the determination of LIPA's rates and charges. Rates and charges for LIPA are approved by the Authority's Board of Trustees. See Note 4 - Rate Matters of Notes to the Financial Statements.

         The excess of the acquisition cost over the fair value of the net assets acquired has been recorded as an intangible asset titled "acquisition adjustment" and is being amortized over a 35-year period. The acquisition adjustment principally arose through the elimination of LILCO's regulatory assets and liabilities, totaling approximately $6.3 billion, and net deferred Federal income tax liability of approximately $2.4 billion. Therefore, the amortization of the regulatory assets and liabilities has effectively been replaced by the amortization of the acquisition adjustment. Because of the tax-exempt status of LIPA, the results of operations for the three and nine months ended September 30, 1999, and the period May 29, 1998 through September 30, 1998, do not include a provision for income taxes.

         Results of Operations

         Three and Nine Months Ended September 30, 1999 and September 30, 1998

         Earnings

         For the three and nine month periods ended September 30, 1999, LIPA generated net income of approximately $147 million and $87 million, respectively. During the similar periods in 1998, net income was approximately $104 million and $241 million, respectively.

         The increase in earnings for the three month period ended September 30, 1999 relative to the similar period in 1998 was the result of: i) the impact of weather, where in 1999, LIPA set a new peak demand record of 4,590 MWH in July 1999, surpassing the previous record of 4,208 MWH set in July 1998; ii) reduced interest expense resulting from lower debt levels as LIPA called for redemption, approximately $132 million of debt, and refinanced approximately $1.3 billion of debt at lower interest rates; and iii) the absence of the Fuel and Purchase Power Cost Adjustment ("FPPCA") in 1998, as the tariff had not been in effect during this period last year. (The FPPCA is discussed in more detail in Note 4 of Notes to Financial Statements, and in the section below titled Fuel and Purchased Power.

         The nine month period ended September 30, 1999, and 1998, are not comparable as the prior year figures include the operations of the former LILCO gas and generation businesses for the period January 1, 1998 through May 28, 1998, the date of the Merger.

         Revenues

         The increase in revenues of approximately $44 million for the three month period ended September 30, 1999, when compared to the same period in 1998, was principally the result of a 2% increase in sales due to weather, a 3% increase in usage by existing customers (on a weather normalized basis) and a slight increase in the number of customers.

         The decrease in revenues of approximately $60 million for the nine month period ended September 30, 1999, when compared to the same period in 1998 was the result of the rate reduction (approximately 20%), for virtually all customers, effective May 29, 1998. Partially offsetting the reduction in revenues was a 5% increase in sales attributable to weather, a strong and growing economy, increased usage by existing customers resulting from LIPA's rate reduction and a slight increase in the number of customers.

         Fuel and Purchased Power

         Fuel and purchased power expense for the three and nine month periods ended September 30, 1999 and 1998, were as follows:



                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                  1999              1998              1999              1998
                                             ------------      ------------      ------------       ------------
                                             (in millions)     (in millions)     (in millions)      (in millions)

Oil                                           $        47       $        43       $       114         $      113
Gas                                                    97                53               173                127
Nuclear                                                 1                 2                 5                  5
Purchased power                                        90                83               241                260
                                              -----------       -----------       -----------         ----------
                                                      235               181               533                506

FPPCA                                                 (25)                -                 2                  -
                                              -----------       -----------       -----------         ----------

       Total                                      $   210           $   181           $   535            $   505
                                              -----------       -----------       -----------         ----------

         Electric Energy Available

         The percentage of total electric energy available, by type of fuel, for electric operations for the three and nine month periods ended September 30, 1999 and 1998 were as follows:



                                            Three Months Ended                        Nine Months Ended
                                               September 30,                            September 30,
                                         1999                 1998                 1999                1998
                                    --------------       -------------       --------------        -------------
(Mwh = Megawatt hours)
                                     Mwh        %         Mwh       %          Mwh       %          Mwh       %
                                   -------    -----     -------   -----      -------   -----      ------    -----
Oil                                 1,153      20        1,424     16         3,805     26         3,440     25
Gas                                 2,956      50        2,056     47         5,686     38         4,412     32
Nuclear                               331       6          385      8         1,102      7           915      7
Purchased                           1,467      24        1,699     29         4,295     29         5,200     36
                                   -------    ----      -------   ----       -------   ----       -------   ----

       Total                        5,907     100        5,564     100       14,888     100       13,967    100
                                   -------    ----      -------   ----       -------   ----       -------   ----


         Variations in the fuel mix used to satisfy energy requirements on LIPA's system are primarily the result of changes in the cost of each particular commodity relative to the other commodities and the availability of import capacity on LIPA's transmission interconnections. In May 1999, LIPA's import capacity was reduced by approximately 33% as a result of a transformer failure on one of its interconnections. The interconnection is expected to return to full capacity prior to the summer 2000. In addition, during the three month period ended September 30, 1999, NMP2 had an unplanned outage which lasted 24 days. As a result, LIPA was required to satisfy its requirements with more expensive on-island generation from fossil fired power plants on Long Island. For the three month ended September 30, 1999, the decreasing price of gas relative to other fuels and the reduced import capability resulted in a larger percentage of LIPA's requirements being satisfied with gas generated energy when compared to the same period last year. For the nine month period ended September 30, 1999, generation with gas increased over the same period last year, as gas was more economical than other fuels, and as a result of the reduced import capacity.

         As a result of the implementation of the FPPCA mechanism, variations in fuel and purchased power expenses have a minimal impact on operating results. The FPPCA mechanism requires LIPA to return to customers or allows LIPA to recover from customers, actual fuel costs which fall outside of the fuel cost tolerance band, which is defined as 1% higher and 1% lower than the base cost of fuel collected through rates. These percentages increase to two percent in 2000 and continue to increase in one percent increments annually thereafter. To insure that LIPA's customers will receive the lowest cost energy available, the operating agreements with KeySpan provide incentives designed to support that goal, and penalties when such goals are not satisfied.

         Fuel expense for the three month period ended September 30, 1999 increased when compared to the same period of the prior year, principally as a result of a 5% increase in sales, partially offset by the recognition of a $25 million credit associated with the FPPCA mechanism, and the absence of an FPPCA charge in 1998 as the mechanism did not become effective until January 1, 1999. Had the FPPCA been operable in 1998, LIPA would have recorded a $9 million charge.

         Fuel expense for the nine month period ended September 30, 1999 increased as a result of a 5% increase in sales and the absence of a FPPCA charge in 1998 as the mechanism did not become effective until January 1, 1999. Had the FPPCA been operable in 1998, LIPA would have recorded a $9 million charge.

         Operations and Maintenance

         Operations and Maintenance ("O&M") expenses, excluding fuel and purchased power, decreased approximately $8 million during the three month period ended September 30, 1999, when compared to the same period in 1998, primarily as a result of: i) the classification of; and ii) the timing of the recognition of certain expenses in 1998 related to the Operating Agreements with KeySpan which totaled approximately $27 million. Excluding the effects of the item above, O&M would have increased approximately $16 million during the quarter principally as a result of: i) a $3.8 million assessment from the New York Power Pool ("NYPP") (As a member of the NYPP, LIPA is required to maintain generating capacity equal to 118% of its peak load. On July 6, 1999, LIPA set a new peak load of 4,590 MW, for which LIPA was unable to fully meet the NYPP requirement of 5,416MW which resulted in the assessment.); ii) increased storm costs of approximately $8 million; and iii) increased research and development and conservation costs totaling approximately $4 million.

         For the nine month period ended September 30, 1999, O&M increased when compared to the same period in 1998, primarily due to the fact that LILCO classified expenses such as depreciation and amortization, property taxes and other operating taxes separately. LIPA, however, incurs similar costs through the operating agreements with KeySpan and classifies such costs as O&M.

         Depreciation and Amortization

         Depreciation and amortization expense increased approximately $1.8 million for the three month period ended September 30, 1999 when compared to the same period in 1998, as a result of additional plant in service and a slight increase in the amortization of the acquisition adjustment due to refinements in the balance. Depreciation and amortization expense for the nine month period ended September 30, 1999 increased approximately $32.4 million when compared to the same period of 1998 due to the amortization of the acquisition adjustment which totals approximately $9.6 million per month. This increase was partially offset by the absence of depreciation expense on LILCO's non-nuclear generating assets, which is included in O&M as a component of the PSA billings.

         Operating Taxes

         For the three month period ended September 30, 1999, operating taxes decreased approximately $10.4 million primarily as a result of the implementation of the New York State Power for Jobs Program whereby qualifying companies receive discounted energy and the utility in turn, is permitted to offset its New York State gross receipts tax by an amount equal to the lost revenue attributable to the discounted energy sales.

         Operating taxes decreased approximately $72 million during the nine month period ended September 30, 1999 when compared to the same period in 1998, principally as a result of the decrease in revenue taxes resulting from lower revenues primarily due to the 20% rate reduction, a decrease in the gross receipts tax rate, the absence of property and payroll taxes related to the operation of the non-nuclear generating facilities of LILCO and the implementation of the New York State Power for Jobs Program as discussed previously. These decreases were partially offset by PILOTs on the Shoreham Nuclear Power Station (LILCO was able to capitalize these PILOTs under its electric rate structure) and increased sales volumes.

         Regulatory Amortization

         For the three and nine month period ended September 30, 1999, the amortization of various regulatory assets and liabilities were not recorded as a result of the adjustments made on May 29, 1998, to eliminate the related regulatory assets and liabilities.

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

         LIPA's rate structure does not provide a RMC mechanism and as a result, no such amortization is being recorded.

         Federal Income Tax

         The decrease in Federal income tax expense for the three and nine month period ended September 30, 1999, when compared to the same period in 1998, is due to the fact that LIPA is exempt from Federal income taxes.

         Other Income and Deductions

         Other income and deductions primarily represents interest earned on designated funds. As a result of the significantly lower designated fund balances, other income and deductions decreased approximately $8.5 million for the three month ended September 30, 1999 when compared to the same period in 1998.

         Other income and deductions contributed to income approximately $12.9 million more for the nine month period ended September 30, 1999 than compared to the same period in 1998, primarily due to merger related expenses recognized by LILCO in May 1998, partially offset by the absence, in 1999, of carrying charges on regulatory assets.

         Interest Expense

         Interest expense decreased $20.5 million for the three month period ended September 30, 1999 when compared to the same period in 1998. This decrease is attributable to the lower debt levels in 1999 relative to 1998.

         Interest expense decreased for the nine month period ended September 30, 1999, by approximately $60.0 million, when compared to the same period in 1998. This decrease is principally attributable to the lower borrowing rates of the Authority relative to the borrowing rates of LILCO. This decrease was partially offset by the higher levels of debt that LIPA had outstanding during these periods when compared to LILCO during the same periods in 1998. The increase in the level of debt is due to the fact that LIPA's entire capitalization structure is debt, whereas LILCO's capitalization structure was composed of debt, common stock and preferred stock. As a result, the entire cost of LIPA's capital is reflected in interest expense, whereas LILCO's cost of capital was reflected in interest expense and common and preferred stock dividends.

         Liquidity and Capital Resources

         Liquidity

         Since May 29, 1998, LIPA has received approximately $6.7 billion from the Authority to finance the Merger, as more fully discussed in Note 7 of Notes to Financial Statements included in LIPA's Annual Report on Form 10-K for the nine month period ended December 31, 1998, in exchange for a promissory note. All cash from customer payments and other sources is collected by the Authority. All of LIPA's obligations are paid by the Authority on LIPA's behalf. Accordingly, all operating cash amounts are held at the Authority. Cash collections and disbursements by the Authority on LIPA's behalf increase or decrease amounts due the Authority by LIPA. LIPA has repaid approximately $471 million of its debt to the Authority because cash collected by the Authority from customers and other sources since May 29, 1998 has exceeded cash paid on LIPA's behalf by the Authority.

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

         During the nine month period ended September 30, 1999, LIPA redeemed prior to maturity, cash on hand, $132.7 million of NYSERDA bonds. In addition, LIPA satisfied the maturity of a $397 million debenture with cash provided by KeySpan in accordance with the terms of the promissory note between KeySpan and LIPA, as discussed in more detail in Note 2 of Notes to Financial Statements.

         On October 27, 1999, LIPA entered into an agreement with KeySpan, whereby KeySpan advanced approximately $47.2 million of its promissory note payable to LIPA, including interest, to be used to fund the optional redemption of New York State Research and Development Authority Pollution Control Revenue Funding Bonds 1976 Series A and 1979 Series B totaling $26.4 million and $19.1 million, respectively. These funds are to be held in escrow by LIPA until December 1, 1999, at which time, LIPA will call such debt at par.

         At September 30, 1999, the Authority's and LIPA's cash and cash equivalents amounted to approximately $634 million. In addition, LIPA holds designated funds aggregating $21.3 million. LIPA estimates that capital expenditures will total approximately $30 million for the remainder of 1999. Funding for such expenditures will be provided by the Authority which intends to issue new debt in 1999 that will be designated by the Board of Trustees to replenish the capital expenditures fund.

         LIPA believes that cash on hand and cash from operations for 1999 will be sufficient to meet its operating, capital and debt service requirements. Depending on market conditions the Authority expects to issue $150 to $250 million of bonds in 2000 in order to finance its capital expenditures. The Authority estimates that for the remainder of 1999 debt maturities will total approximately $72 million. The Authority will use cash generated from operations to satisfy $71 million of the remaining maturities. An additional $1 million is due from KeySpan in order to satisfy LIPA's sinking fund requirement later in 1999.

         The Authority is planning to repurchase up to $150 million of its outstanding debt, with cash on hand, through the issuance of a tender offer prior to the end of 1999. The Authority also expects to use cash from operations to make optional redemptions of debt in 1999. Such actions are consistent with the Authority's plan to retire in 16 years, the approximately $4 billion it borrowed to purchase the Shoreham regulatory assets from LILCO.

         On May 29, 1998, LIPA began issuing rebates and credits to customers' bills arising from the proposed settlement of the Shoreham Property Tax Litigation. Rebates and credits will be issued over the five years after May 29, 1998, in the total amount of $150 million for Suffolk County customers and $312.5 million for Nassau County and Rockaway customers. The Authority has issued $145.7 million of bonds and has proposed to issue additional bonds over the next four years to finance the cost of the proposed settlement. Beginning in May 2004, a surcharge will be levied upon the Suffolk County customers in order to repay the bonds. See Note 13 of Notes to Financial Statements - Shoreham Tax Matters, included in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998.

         Capital Requirements

         Capital expenditures are expected to be made by LIPA in the ordinary course of business for purposes of the normal upgrading and expansion of the T&D System. LIPA considers the T&D System to be adequate and in good condition. The actual amount and timing of future financing will depend upon actual capital expenditures, the timeliness and adequacy of rate increases, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements. The Authority believes that the amount of capital expenditures budgeted in 1999 is adequate to maintain system reliability and insures customer and employee safety.

         Impact of Year 2000

         The Authority recently purchased new computer software to support certain activities of LIPA and believes that these systems are Year 2000 compliant. Management also believes that, based on available information, it will be able to manage its Year 2000 transition for systems and infrastructure, without any material adverse effect on its business operations or financial position. However, there can be no assurance that failure to resolve any issue relating to such transition would not have a material adverse effect on LIPA. LIPA has had discussions with its largest vendor, KeySpan, which is responsible for the management and operation of LIPA's transmission and distribution system, and KeySpan has indicated that it has completed the testing and remediation of critical systems to ensure no disruptions in service or the supply of electricity to LIPA's customers. KeySpan's computer applications are generally based on two digits and have required some additional programming to recognize the start of the new millennium. A corporate-wide program has been established by KeySpan to review all software, hardware, embedded systems and associated compliance plans of KeySpan and its subsidiaries. The program includes both information technology (IT) and non-IT systems. The critical non-IT systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer. The critical areas of operations are being addressed through a business process review methodology. Each of KeySpan's critical business and service processes is being reviewed to: identify and inventory sub-components; assess for Year 2000 compliance; establish repair plans as necessary; and test in a Year 2000 environment. As of July 1, 1999, inventory, assessment, repair, testing and the development of contingency plans for these service critical processes had been completed. Remediation of other business critical systems, which includes metering, and certain financial and accounting systems is 98% complete, and testing is 93% complete. Testing of the last of these systems will be complete by November 30, 1999.

         Vendors and business partners needed to support the critical processes of KeySpan are also being reviewed for their Year 2000 readiness. At this time, none of these vendors have indicated to KeySpan that it will be materially affected by the Year 2000 issue. However, many vendors and business partners have not responded to repeated requests for its year 2000 readiness status. KeySpan has developed contingency plans that address vendor and business partners year 2000 risk.

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

         Loss of electric grid interconnections/KeySpan operated electric distribution facilities:

         Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently, KeySpan is working, on behalf of LIPA, with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, KeySpan has the ability to remove LIPA and operate independently.

         Certain electric system components, such as individual generating units, transmission and distribution system facilities, and the electric energy management system have the potential to be affected by the Year 2000 issue. KeySpan has inventoried electric system components and developed a plan to certify mission critical processes as Year 2000 ready. Contingency plans have been developed, where appropriate, for loss of critical system elements.

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

         KeySpan believes that, with modifications to existing software and conversions to new hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions do not perform as expected, and contingency plans fail, the Year 2000 issue could have a material adverse impact on the operations of LIPA.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No material changes have occurred in this section as of September 30, 1999 from the information provided in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998, as filed on March 31, 1999.

Part II. OTHER INFORMATION

Item 1.   Legal proceedings

          Except as discussed below, no significant changes have occurred with respect to legal proceedings as discussed in Item 1. Business - Shoreham Tax Matters and Item 3. Legal Proceedings in LIPA's Annual Report on Form 10-K for the nine months ended December 31, 1998.

          With respect to Shoreham Tax Matters, on July 26, 1999, the Appellate Division, Second Department overruled the lower court's decision and held that the Authority was not prohibited from enforcing any part of the judgment relating to real property tax refunds attributable to over assessments on the Shoreham plant after the January 15, 1987, effective date of the LIPA Act. On August 24, 1999 Suffolk County filed a motion with the Appellate Division to reargue and/or for permission to appeal this decision to the State Court of Appeals. On October 14, 1999 the Appellate Division denied the motion. LIPA expects that Suffolk County will seek leave directly from the Court of Appeals to seek leave to appeal the Appellate Division's July 26, 1999 decision to the Court of Appeals. No decision has been rendered by the court as of the date of this filing.

          In July 1992, LILCO and the Authority separately commenced proceedings in the Supreme Court of the State of New York, County of Suffolk, against the Assessor and the Board of Assessment Review for the Town of Brookhaven, New York (the "Assessor") challenging the real property tax assessment on Shoreham for the 1992-93 tax year. On or about May 1, 1992, the Assessor had tentatively assessed Shoreham an amount in excess of $156 million for the 1992-93 tax year. On April 22, 1996, the two proceedings were consolidated. On May 13, 1999, the Assessor moved to dismiss the proceedings on procedural grounds. Oral arguments were held on August 5, 1999. On October 20, 1999 the court declined to dismiss the two proceedings.

          With respect to the action brought by the County of Suffolk entitled County of Suffolk v. KeySpan et al., this action was voluntarily discontinued by plaintiffs without prejudice. The plaintiffs refiled their claims related to executive compensation in the federal action entitled County of Suffolk et al. v. Long Island Power Authority, which was filed on September 28, 1998.

          With respect to the Sylvester v. Catacosinos et al. action, U.S. District Court approved the Stipulation of the parties dismissing the action with prejudice.

Item 2.   Changes in securities and use of proceeds

          None

Item 3.   Defaults upon senior securities

          None

Item 4.   Submission of matters to a vote of security holders

          None

Item 5.  Other information

         None

Item 6.  Exhibits and reports on form 8-K

(A)      Exhibits

27       Financial Data Schedule.

(B)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999                LONG ISLAND LIGHTING COMPANY d/b/a LIPA
                                        (Registrant)

                                        /s/ David P. Warren
                                        -------------------------
                                        David P. Warren
                                        Chief Financial Officer